Form 10KSB
period 2003-12-31
CCP WORLDWIDE INC
filed 2004-03-30
CIK 1213809

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           (Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2003

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


                        Commission file number 333-102629
                                               ----------

                               CCP Worldwide, Inc.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


              Delaware                                           45-0486747
  ------------------------------                            ------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)


         6040-A Six Forks Road, Suite 179, Raleigh, North Carolina 27609
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number           (919) 872-0401
                          ------------------------------------------------

Securities registered under Section 12(b) of the Act:  None
                                                       --------------------

Securities registered under Section 12(g) of the Act:  None
                                                       --------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this form 10 KSB. [X ]

State issuer's revenues for its most recent fiscal year: $ 211,272

As of March 15, 2004, there were 4,995,000 shares of the registrant's common stock, par value $.0001 issued and outstanding. Of these, 1,985,000 shares are held by non affiliates of the registrant. There is no active market for these shares.

Transitional Small Business Disclosure Format (check one):

Yes  [   ] ;  No  [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.

                                TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                                     PAGE
-----------------------                                                     ----

         Special Note Regarding Forward-Looking Statements...................4

PART I.

1.       Description of Business.............................................4

2.       Description of Property.............................................12

3.       Legal Proceedings...................................................12

4.       Submission of Matters to a Vote of Security Holders.................12

PART II

5.       Market for Common Equity and Related Stockholder Matters............12

6.       Management's Discussion and Analysis or Plan of Operation...........13

7.       Financial Statements................................................17

8.       Changes in and Disagreements with Accountants on Accounting and

         Financial Disclosure................................................17

8A.      Controls and Procedures.............................................18

PART III

9.       Directors and Executive Officers of the Registrant;
         Compliance with Section 16(a) of the Exchange Act...................19

10.      Executive Compensation..............................................20

11.      Security Ownership of Certain Beneficial Owners and Management......21

12.      Certain Relationships and Related Transactions......................22

13.      Exhibits, List and Reports on Form 8 K..............................23

14.      Principal Accountant Fees and Services..............................24

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis or Plan of Operation". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

Item 1.           Description of Business

DESCRIPTION OF BUSINESS

         CCP Worldwide, Inc. ("CCP") was incorporated under the laws of Delaware on September 23, 2002. Our current operations are conducted through our wholly owned subsidiary Custom Craft Packaging, Inc. ("Custom Craft"), which was incorporated under the laws of North Carolina on July 28, 1993. On September 23, 2002, David Allison, the sole shareholder of Custom Craft Packaging, Inc., sold all of his Custom Craft Packaging, Inc. shares to CCP in exchange for 3,000,000 shares of CCP.

         Custom Craft has been in the packaging business since 1993. Custom Craft primarily supplies corrugated boxes, folding cartons and foam packaging for the manufacturers of industrial and consumer products, to assist these manufacturers in the successful and safe distribution and shipping of their products. Custom Craft also features point of sale merchandiser packaging for enhanced retail sales of consumer products. The box materials include corrugated, folding cartons, chipboard, solid fiber boxes and corrugated plastic. The foam packaging includes polyethylene, polyurethane and expanded polystyrene foams. Custom Craft evaluates its customers' needs with respect to many variables that include product fragility, method of product distribution and point of sale requirements.

PRODUCT SEGMENTS

         The corrugated packaging segment includes numerous types and styles of corrugated boxes and materials. We supply a full range of corrugated products designed to protect, ship, store and display our customers' products. Custom
Craft provides a broad array of packaging products and materials to its customers. Custom Craft utilizes a large group of packaging suppliers each of whom provides particular strengths and capabilities. These include small and large corrugated fabricators as well as local (1 plant facility), regional (several plants) and national integrated packaging companies. The integrated companies produce their own liner and medium paper used in corrugated box production. National suppliers that Custom Craft utilizes include Weyerhaeuser, Packaging Corporation of America and Smurfit-Stone Container.

         The point of purchase products segment includes various types of merchandisers designed to enhance the salability of consumer products at the point of sale. Point of sale merchandisers primarily includes various custom designed counter, shelf and floor displays. These utilize graphics on corrugated paper, including multicolor printing processes and lithographic labels laminated to corrugated paper board. We work closely with sales and marketing personnel of consumer products companies to determine their methods of distribution and unique product characteristics. We then work with our selected suppliers to develop an array of innovative and structural designs. Our suppliers include Smurfit-Stone Display Group and Phoenix Packaging Group. Custom Craft has capabilities and considerable experience in point of sale packaging. Current customers include Camper Products and Wyatt-Quarles.

         Our foam products segment supplies materials that are utilized for protective packaging uses with excellent characteristics for impact resistant cushioning. These foam products are generally used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery. Polyurethane and polyethylene foams represent these characteristics and can be formed to unique and custom sizes and shapes by various methods including die cutting, contour cutting and lamination. 3rdTech, Inc. and Valcor are current Custom Craft customers for these foams and methods. Expanded polystyrene (EPS) has more rigid foam characteristics and is an excellent and economical material for cushioning and "block and brace" requirements, i.e. prevent product movement in a transit environment. Current customers utilizing EPS are Carnes, Inc. and Camper Products.

         The folding carton and paperboard materials segment is utilized primarily for product containment, transit and point of sale presentation for most consumer products. Folding cartons must be able to maintain structural integrity while graphically presenting the product in a favorable way to consumers on retail shelves. By partnering with our suppliers, Custom Craft is able to provide a full line of structural and design services tailored to specific technical requirements of our customers. Custom Craft customers who utilize folding cartons are software company Vital Source Technologies and a new customer, frozen desert manufacturer Poppies International. Custom Craft's suppliers for these customers are regional supplier Hickory Printing in High Point, North Carolina, and national supplier Americraft Carton from their Winston-Salem, North Carolina facility.

MARKETING

         Custom Craft employs a marketing strategy of selling a broad range of paper related and foam packaging products to marketers of industrial and consumer products. We select outside suppliers to manufacture these products and base the supplier selection on many variables such as capabilities, history of quality and competitive price levels. We seek and maintain customers who require high levels of specialized packaging products and services as a means for competitive differentiation.

         Neither CCP nor Custom Craft have any manufacturing experience.

CUSTOM CRAFT'S DEPENDENCE UPON MAJOR CUSTOMERS

         Custom Craft generated 74% of its revenues from its two major customers for the year ended December 31, 2003. These two customers have a good payment history.

CCP's Planned Business

         CCP plans to manufacture cross-linked polyethylene foam. Cross-linked polyethylene foam is a raw material used by fabricators in the production of various foam products such as medical devices, toys, automotive parts, plumbing components, floatation products and industrial applications. Foam fabricators utilize the raw material cross-linked polyethylene foam in the design and development of these end use products by working with their own engineering staff in conjunction with end use customers. CCP plans to supply the raw cross-linked polyethylene foam to manufacturers who will produce the end use products. However, CCP will not produce any of the end use products made from the raw cross-linked polyethylene foam.

         The process of cross-linked polyethylene foam manufacturing begins with the mixing of prescribed volumes of various resins and other chemicals. CCP believes that these resins and chemicals are readily available. Once mixed, the chemical base is fed through a mill to roll into a thin sheet. The sheets are then cut to specific sizes and stacked. Each individual "stack" is put into a mold and then heated to a specified temperature for a specified duration. The product is removed from the mold, cleaned and made ready for shipment.

   The cross-linked polyethylene foam product as it comes out of a mold is termed a "bun". The most common industry standards for bun sizes are 4" x 48" x 72", 3" x 48" x 72", and 4" x 30" x 96". Buns of cross-linked polyethylene foam are produced in densities ranging from 1.5 to 8 lbs. per cubic foot. Buns are sold by the price per board foot of a given density of material. A board foot is calculated by length x width x thickness divided by 144.

         Cross-linked polyethylene foam is non-porous, which means it does not absorb water. This makes it a primary material for use in flotation devices. It is resistant to "creep" which means it maintains its compression qualities over a long period of time. It is lightweight, flexible and durable. This makes it an ideal material for use in insoles of athletic and walking shoes. Cross-linked polyethylene foam has a very "tight" cell structure which makes it smooth and non-abrasive. This characteristic supports uses in athletic mats and medical prosthetics.

         The potential market for cross-linked polyethylene foam are fabricators and distributors. As indicated, fabricators physically convert foams into end use products. Distributors also have a significant role in the distribution chain of cross-linked polyethylene foam. Since distributors maintain inventory and can provide cross-linked polyethylene foam in short lead times and in less than truck load quantities, many fabricators rely on distributors for foam materials. Therefore, distributors will be a target market for our cross-linked polyethylene foam.

         The following industries and industry categories are the primary end users of cross-linked polyethylene:

o        Automotive Cushion and Component Parts             o        Gaskets, Water Sport Floatation Devices
o        Shoes (Soles and Insoles)                          o        Consumer and Novelty Products
o        Furniture Padding                                  o        Wrestling Mats
o        Athletic Products                                  o        Astro Turf Pads
o        Packaging                                          o        Industrial and Medical Uses


         CCP must raise an additional $4,500,000 for equipment, working capital and related costs to begin the manufacture of cross-linked polyethylene.

Competition

         The packaging industry that CCP currently operates in is highly fragmented and competitive. According to industry trade association "Association of Independent Corrugated Converters" (AICC), in the 2001 AICC "Profile of the Independent Corrugated Converters", there are approximately 600 corrugator plants in the U.S. and Canada. There are more than 800 additional sheet plants in the U.S. and Canada. The largest corrugated companies have multiple plants across the U.S., generally 40-50 individual plants with a presence in most major markets. Examples of these are International Paper, Georgia-Pacific, Weyerhaeuser and Smurfit-Stone. The majority of the sheet plants are independently owned or have multiple operations within various regions.

         The common characteristic of packaging brokerage companies is the absence of any manufacturing or converting equipment. Packaging brokerage companies range from large national paper supply businesses such as XPEDX, owned by International Paper, to local and regional paper supply business, to independent businesses with one to several employees. CCP believes that the brokerage form of packaging suppliers exists in every major market in the U.S. However, CCP is not aware of any statistics on the size or scope of packaging brokerage companies. CCP represents a small percentage of the packaging sales in its market area, probably far less than one percent of the market.

         Regarding CCP's proposed cross-linked polyethylene foam business, below is a summary of the larger foam manufacturers (and their estimated market share) that would be considered competitors of CCP's proposed business. There are three manufacturers in the U.S. and two internationally that represent most of the industry supply.

                                                         Estimated % of Bun    Estimated Annual
Company                       Locations                         Market               Sales
-------                       ---------                         ------               -----
Celect                   St. Johnsville, NY                      24%              $13 million
                         Richfield Springs, NY

Voltek                   Lawrence, MA                            45%             $100 million
                         Coldwater, MI

Zote Foam                England                                 18%              $10 million

Toilon                   Ontario, CA                              4%              $3 million

Youngbow                 Korea                                    9%              $5 million


         Another significant market is the ethylene vinyl acetate-enhanced cross-linked polyethylene market.

                Manufacturers of Ethylene Vinyl Acetate-Enhanced
                          Cross-Linked Polyethylene Bun
                ------------------------------------------------

                                                  Estimated
                                                   Annual
Company                  Locations                  Sales
-------                  ---------                  -----
Rubatex                 Bedford, VA             $25 million
Monarch                 Baltimore, MD           $12 million

         CCP will initially seek business east of the Mississippi River with future expansion to the West Coast, Canada, and Mexico.

         We will market CCP's products by the following:

            o     CCP internet web site (which has not yet been developed)

            o     Professional literature

            o     Attend and solicit at industry seminars and trade meetings

            o     Form customer alliances

         CCP believes that five producers control the cross-linked polyethylene foam industry. CCP currently has no competitive position in the cross-linked polyethylene foam industry. The other competitors in this industry have significantly more resources and are already established in the market.

EMPLOYEES

         CCP is planning to locate in rural North Carolina in an area that will provide a readily available labor force.

         CCP currently has no full-time employees. CCP's two officers and directors, David Allison and Ray Provencher and director Thomas Shute are currently working part-time. CCP plans to employ 25 hourly full-time employees and 10 full-time salaried employees by the end of the first year of operations. The range of pay for hourly employees will be from $8.00 per hour to $11.00 per hour. The range for salaried employees will be from $22,000 per year to $75,000 per year.

SUPPLIER

         CCP plans to purchase supplies, including polyethylene resin, for the production and manufacture of cross-linked polyethylene foam buns. The major supplies may be purchased from the companies listed below:

        Supplier                                             Location
        --------                                             --------

        1.    Dow Chemical                                   Midland, MI

        2.    Van Waters & Rogers                            Greensboro, NC

        3.    Witco                                          Greenwich, CT

        4.    Exxon Mobil Chemical Company                   Houston, TX


COST OF EQUIPMENT

         CCP plans to purchase machinery and technology to build a state of the art cross-linked polyethylene foam manufacturing facility. The following is an estimate of the planned purchases:


Description                                                                                       Estimated Cost
-----------                                                                                       --------------
Equipment  (for  plastic  processing)
   1  Mixer  (heats  and  mixes  resins  and chemicals)
   1 Mill (levels and flattens chemical mix into sheets)
   2 x Stage 1 Presses (first chemical expansion using heat and blowing agent)
   6 x Stage 2 Presses (further expansion (greater  dwell time over first stage press))
   2 Sets of Molds (forms the block (or bun) sizes;  two sizes: 4" x 48" x 72" and
       4" x 30" x 96")
   Large Mixer for FR Grades  (fire retardant requires special mixer)
   Heavy Duty Molds for 4, 6 & 8 lb. Product
      Estimated Cost..........................................................................     $   2,540,000

Equipment - (supporting equipment)
   1 Steam Boiler 300 h.p.  (horse power) (used for heating  chemical)
   1 Cooling Tower 200 h.p. (cools water from boiler)
   1 Air Receiver 200 cubic feet/second (exchanges  air in cooling  tower)
   1 Air  Compressor-  150 cubic  feet/minute  capacity
   1 Oil Heater and Cooler (heats oil used for mixer and presses)
   Block Washing  Equipment  (washes mold release agent and grim from buns)
   Laboratory Equipment (quality control  equipment)
   Dewatering Tank 60 cubic feet (cleans water)
   2 Fork  Trucks
   2 Weight  Scales  various  tools,  scales  and  product cleaning equipment
      Estimated Cost..........................................................................           380,000

Office Equipment and Computers
   (includes  integrated  computer  system and software;  phone  system;
   office furniture and fixtures, etc.)
      Estimated Cost..........................................................................            80,000

Facility and Other Estimated Costs
   Upfitting and manufacturing facility preparation (includes wiring, plumbing, racks, dock preparation, etc.)
      Estimated Cost..........................................................................           150,000

Total Estimated Working Capital...............................................................         1,350,000

TOTAL ESTIMATED COST FOR PROJECT..............................................................     $   4,500,000

Government Regulations and Environmental Compliance

         CCP is committed to comply with all federal, state and local government and environmental regulations. Prior to a site selection specific local regulations are unknown. Environmental regulations include 3 categories: air; water; and solid waste. Air discharge for cross-linked polyethylene foam production requires a "Synthetic Minor" permit. The fee for this permit is $400. Wastewater disposal will utilize municipal systems. This will require a "pre-treatment" permit and the fee is $325. In the event the manufacturing facility is free standing (not a public warehouse complex facility), a "storm water" permit is required for water runoff. This fee would be $420. Material scrap is utilized as a base component for carpet liners. Although these are non-hazardous materials, a "hazardous waste I.D. number" will be applied for from the Environmental Protection Agency. There is no application fee for this permit. Beyond permits indicated, there are no additional government approvals required or regulations to be met. Cross-linked polyethylene is an inert product. The chemicals that makeup this material are also inert. With no hazardous materials utilized in the process or to dispose of, there are no environmental related costs for internal processing, storage or disposal.

Intellectual Property

         CCP has no intellectual property.

                                  RISK FACTORS

         Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. All of the known material risks inherent in this offering are addressed below. If any of these risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

WE HAVE NO EXPERIENCE IN, OR REVENUES FROM, THE MANUFACTURING OF CROSS-LINKED POLYETHYLENE FOAM, WHICH MAY RESULT IN THE FAILURE OF CCP AND THEREFORE YOU MAY LOSE ALL OF YOUR INVESTMENT.

         Although CCP's operating subsidiary Custom Craft Packaging, Inc. has had operations since 1993, neither CCP nor its operating subsidiary Custom Craft Packaging have experience in, or revenues from, the manufacturing of cross-linked polyethylene foam. This lack of manufacturing experience and revenues may make it more difficult for CCP to succeed as a manufacturer of cross-linked polyethylene foam. Therefore, you may lose all of your investment.

UNLESS WE RAISE AN ADDITIONAL $4,500,000 TO BEGIN OPERATIONS TO MANUFACTURE CROSS-LINKED POLYETHYLENE FOAM, YOU MAY LOSE ALL OF YOUR INVESTMENT.

         We need to raise an additional $4,500,000 to begin operations to manufacture cross-linked polyethylene foam. We have no commitments from any funding sources to raise the additional $4,500,000 needed. If we fail to raise this additional $4,500,000 we will not be able to begin production and you may lose all of your investment.

WE PLAN TO DO TWO PRIVATE OFFERINGS OF OUR COMMON STOCK IN 2004 TO RAISE AN ADDITIONAL $4,500,000, WHICH WILL FURTHER DILUTE YOUR OWNERSHIP INTEREST IN CCP.

         We plan to do two private offerings of our common stock in 2004. We will seek to raise an additional $4,500,000, which will further dilute your ownership interest in CCP. We have no commitments from any funding sources to raise the additional $4,500,000 needed in 2004. We do not know what the offering price of the stock may be.

IF WE FAIL TO ENTER INTO AN AGREEMENT WITH A COMPANY THAT CAN PROVIDE THE EQUIPMENT AND EXPERTISE TO MANUFACTURE CROSS-LINKED POLYETHYLENE FOAM, YOU MAY LOSE ALL OF YOUR INVESTMENT.

         We need to enter into an agreement with a company that can provide the equipment and expertise to manufacture cross-linked polyethylene foam. We have no commitments from any such company to provide the needed equipment and manufacturing expertise. Failure to enter into such an agreement would prevent us from operations and you may lose all of your investment.

UNLESS A PUBLIC MARKET DEVELOPS FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO SELL YOUR SHARES, THEREFORE YOUR INVESTMENT WOULD Be A COMPLETE LOSS.

         There is no public market for our common stock. An active trading market may never develop or, if developed, it may not be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, and you may be unable to sell your shares, and therefore your investment would be a complete loss.

OUR  PRESIDENT  AND  CHAIRMAN  OF  THE  BOARD  OF  DIRECTORS  BENEFICIALLY  OWNS
APPROXIMATELY 60% OF OUR STOCK; HIS INTERESTS COULD CONFLICT WITH YOURS; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

         As of March 10, 2004, our president and chairman of the board of directors, David R. Allison, was the beneficial owner of approximately 60% of our common stock. As a result, Mr. Allison will have significant ability to:

            o     elect or defeat the election of our directors;

            o amend or prevent amendment of our articles of incorporation or bylaws;

            o effect or prevent a merger, sale of assets or other corporate transaction; and

            o control the outcome of any other matter submitted to the shareholders for vote.

         As a result of his ownership and position, our president and chairman of the board of directors is able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

OUR PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS BENEFICIALLY OWNS APPROXIMATELY 60% OF OUR STOCK; SIGNIFICANT SALES OF STOCK HELD BY HIM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

         As of March 10, 2004, our president and chairman of the board of directors, David R. Allison, was the beneficial owner of approximately 60% of our common stock. As a result, sales of significant amounts of shares held by Mr. Allison, or the prospect of these sales, could adversely affect the market price of our common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This prospectus contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this prospectus. For this purpose, any statements contained in this prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.


ITEM 2. DESCRIPTION OF PROPERTY

         CCP owns no property. Currently, Mr. Allison is running the business from an office in his home. There is no lease or rental fee. CCP has a mailbox located at 6040-A Six Forks Road, Suite 179, Raleigh, North Carolina 27609. The cost of this mailbox is $108 per year.


ITEM 3. LEGAL PROCEEDINGS

         We are not aware of any pending or threatened legal proceedings against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

         Our common stock commenced trading on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CPPI" on February 11, 2004. There is no assurance that an active trading market for our common stock will develop.

         There are forty-three (43) record holders of common equity.

         There are no outstanding options or warrants to purchase, or securities convertible into, common equity of CCP.

         We have outstanding 4,995,000 shares of our common stock. Of these shares, 1,995,000 shares will be freely tradable without restriction under the Securities Act unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. Non-affiliates currently hold 1,985,000 shares of our common stock, 40% of our outstanding shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (1) one percent of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.


         We can offer no assurance that an active public market in our shares will develop. Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         CCP plans to manufacture cross-linked polyethylene foam. CCP has no experience in manufacturing cross-linked polyethylene foam, or experience in any type of manufacturing, and needs to raise $4,500,000 in order to begin manufacturing. Therefore, CCP believes that the operating history of its operating subsidiary Custom Craft Packaging, Inc. is not in any way indicative of the results that may be expected from the planned manufacture of cross-linked polyethylene foam.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

         CCP`s plan of operations for the next twelve months is as follows:


     MILESTONES                                                                        COSTS
2nd Quarter 2004-

1.       CCP will evaluate  alternate plans and  specifications  of overseas and
         domestic major equipment such as mixers, mills and presses.                    None

2.       Evaluate  and  detail  "Plan of  Operations",  such as  final  employee        None
         positions,   responsibilities,   training   procedures  and  respective
         time-lines for implementation.

3rd Quarter 2004-

3.       Establish terms and initiate  private offering of CCP's common stock to        $25,000
         raise  $1,500,000  as part of the  overall  $4.5  million  requirement.
         Proceeds  will be used for working  capital and initial  capital  asset purchases.

4.       Interview,    select   and   hire    financial    manager   and   sales        $15,000-$18,000/mo.
         manager-salaries: (following completion of #3)

5.       Locate and evaluate  alternative sites for manufacturing  facility that        None
         meet   specifications   such  as   size   and   structure,   utilities,
         transportation access and qualified employees.

6.       Select  temporary office and warehouse  facility-rental  property to be        $4,000-$6,000/mo.
         used prior to availability of permanent facility.

7.       CCP  will   purchase   cross-linked   polyethylene   products   from  a        $50,000-$100,000
         manufacturer  that  represent the products and product  characteristics
         CCP will be  manufacturing.  CCP will introduce and sell those products in its market to initiate and establish a market presence.

CCP anticipates generating revenue from these purchased products during the fourth quarter of 2004.

4th Quarter 2004-

8.       Establish  terms and initiate  second private  offering of CCP's common        $25,000
         stock to raise $3,000,000. Proceeds will be used for additional working capital and major capital asset purchases.

9.       Interview,  select  and  hire  production  manager-salary:                     $6,000-$8,000/mo.
         (following completion of #8).

10.      Complete the evaluation that meets the criteria as outlined in #5 above and select  the  manufacturing  facility.  Upon  completion  of a lease
         Agreement, initiate preparation of facility for production.
         lease expense:                                                                 $20,000-$30,000/mo.

11.      Process  environmental  permits-  permit fees for air,  water and solid        $1,165
         waste, with N.C. Department of Environment Natural Resources.

12.      Process   building  and  electrical   permits  with  local   regulatory        $1,000-$2,000
         jurisdiction.

13.      Develop a CCP web site to present an  overview  of CCP,  its  products,        $4,000-$8,000
         contacts and other information.

1st Quarter 2005-

14.      Place  orders  for  major  manufacturing  equipment  as  selected  from        $2.3 to $2.6 million
         evaluation  process (#1 above).  This order will include  mixer,  mill, presses and molds.

15.      Place orders for equipment categorized as "supporting equipment".  This        $380,000
         order  includes  indirect  production  equipment  such  as the  boiler, cooling tower,  air compressor,  lab equipment fork trucks,  scales and other related equipment.

16.      Place orders for upfitting manufacturing facility to meet all equipment        $150,000
         and production  specifications.  These include wiring,  plumbing,  dock preparation, rack systems and others.

17.      Place  orders  for  office  equipment  and  computers.   This  includes        $80,000
         integrated computer system, software, phone system and others.

18.      Interview, select and hire chemist and quality control manager-salary:         $6,000-$8,000/mo.

19.      Prepare the processes and procedures for production  including  Manuals for products,  quality control, employees and training.
         related manuals and products:                                                  $5,000-$10,000

20.      Develop sales catalogues and product promotion materials.
         Printer costs:                                                                 $10,000-$12,000


In the first quarter of 2005, CCP anticipates the start-up of operations and the generation of revenue from these operations.

The initial efforts are for the purpose of developing the organization and the identification and selection of optimal equipment options. The first of two private placement offerings of stock for $1,500,000 had initially been planned for the first quarter of 2004. Because of market conditions, this private placement did not take place and is now scheduled for the third quarter of 2004. The proceeds from this first offering will be used to hire key sales and financial employees, rent functional temporary office and warehouse facilities and begin to develop a market presence for our products.

In the third quarter of the plan of operations CCP will commit additional resources to production aspects of the proposed foam manufacturing business. The production manager will be hired and final selection of equipment and permanent production and office facilities will be made. Sales and marketing efforts will be continued including the development of CCP web site. Also included is the initiation of the second of two private placement offerings of stock for $3,000,000.

The proceeds from this second offering will allow CCP to place orders for the production equipment previously selected, appropriate office and computer equipment, additional sales and marketing tools and for the hiring of the quality control manager and chemist.

RESULTS OF OPERATION - YEARS ENDED DECEMBER 31, 2003 AND 2002

Net sales fell from $288,919 for the year ended December 31, 2002 to $211,272 for the year ended December 31, 2003, a difference of $77,647 or 26.9%. CCP believes that this decrease was a result of the general economic downturn and the loss of a significant amount of business from a major customer, Carolina Classic Catfish. This material loss of business accounted for the majority of the sales decline for both comparative periods. Partially offsetting this sales decline were sales to a new customer, Poppies International, Inc.

Cost of sales decreased from $244,733 in 2002 to a $175,439 for the year ended December 31, 2003, a difference of $69,294 or 28.3%. This decrease reflected CCP`s decrease in sales volume. CCP`s gross profit margin for the year ended 2002 was 15.3% of net sales, compared to 17.0% for the year ended 2003. CCP believes this is due to slow sales activity from the continuing customer base representing generally higher margin business.

The operating expense component for shareholder compensation was $45,000 for the year ended December 31, 2002 and $43,917 for the year ended 2003. $35,000 of this compensation during 2002 is a non-cash amount recorded by CCP to properly reflect the services provided by the sole shareholder of Custom Craft Packaging, Inc., ("Custom Craft") (CCP's sole operating subsidiary) prior to its acquisition by CCP on September 23, 2002. Prior to the acquisition, Custom Craft was subject to the provisions of Subchapter "S" of the Internal Revenue Code, whereby income (loss) of Custom Craft was passed through to it sole shareholder. Because Custom Craft's shareholder was compensated for his services primarily through the distribution of the corporation's net income, the expenses of the corporation did not include expenses representing the fair value of those services This compensation was recorded to properly reflect the fair value of the sole shareholders' services rendered to Custom Craft, in the accompanying consolidated financial statements.

General and administrative expenses increased from $25,167 for the year ended December 31, 2002 to $42,541 for the year ended December 31, 2003.

Professional fees increased from $13,750 for the year ended December 31, 2002, to $140,156 for the year ended December 31, 2003. These professional fees, primarily legal and accounting fees, were incurred by CCP as a result of the costs of the registration statement filed by us in 2003.

Net loss for the year ended December 31, 2002 was $39,731, compared to a net loss of $190,781 for the year-ended December 31, 2003. This increase in net loss is due primarily to increased operating expenses. Such increases in losses are due in part to the legal and accounting costs of the registration statement filed by us in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception CCP has financed its operations with cash flow from operations and since the year ended December 31, 2002 through the private sale of its common stock.

Net Cash provided by operating activities was $970 for the year ended December 31, 2002, compared to net cash used in operating activities of $128,489 for the year ended December 31, 2003. This decrease is attributed to the decrease in sales and the aforementioned increased in legal and accounting expenses, resulting in a higher net loss in the year ended December 31, 2003.

Net cash provided by financing activities were $120,069 for the year ended December 31, 2002 and $0 for the year ended December 31, 2003 primarily from the sale of common stock for cash in 2002. The sale of CCP's common stock is the primary reason for the increase of cash for the year ended December 31, 2002 as compared to December 31, 2003.

CCP requires external financing to fund its operations in the next twelve months. Such financing is expected to be through the sale of common stock and or debt issuances. However, CCP does not have any commitment from any sources to raise this capital. If management is unable to generate external financing, it will not be able to proceed with CCP's business plan, and accordingly operations would have to be curtailed. For current operations, the box brokerage process for the cost of goods sold is known. Prices are quoted to Custom Craft prior to a purchase order being issued for all items sold. Custom Craft also benefits from terms of sale of 30 days from its suppliers.

CCP's business plan requires additional capital of approximately $4,500,000 to begin the manufacture of cross-linked polyethylene foam. CCP will seek to sell additional equity securities through two private offerings. CCP will seek to raise $1,500,000 in the third quarter of 2004, and $3,000,000 in the first quarter of 2005. CCP anticipates doing these offerings on a `best-efforts` basis. CCP does not have any commitment from any sources to raise this capital. The sale of additional equity securities will result in dilution to CCP`s stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to CCP, if at all. Further, CCP has no external sources of liquidity. If CCP was unable to raise the $4,500,000 necessary to implement the cross-linked polyethylene aspect of its business, CCP would continue as a packaging products business. In addition, CCP would still seek to include cross-linked polyethylene as a product offering. CCP would seek to purchase cross-linked polyethylene from other manufacturers and distribute the product in the United States. Currently, CCP has no material commitments for capital expenditures.

At December 31, 2003, CCP had both negative working capital and a shareholders' deficit of $74,088. There is substantial doubt that we will be able to continue as a going concern without additional funding. Management intends to continue to seek merger opportunities and additional financing to fund our operations although there can be no assurances that any such opportunities will be available. Our financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

The  financial   statements  and  supplementary   data  are  included  beginning
immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Rogoff & Co., P.C. was the independent certifying accountant for the Company for the fiscal years ended December 31, 2001 and 2002.

         On February 10, 2004, Rogoff & Co., P.C. declined to stand for reappointment as the Company's certifying accountant. Subsequently we engaged Sherb & Co., LLP, 805 Third Avenue, New York, NY 10022 as our certifying accountant for the fiscal year ending December 31, 2003. The appointment of Sherb & Co., LLP was approved by our board of directors.

         The reports of Rogoff & Co., P.C. on the Company's financial statements for the fiscal years ended December 31, 2001 and 2002, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with the audits of the fiscal years ended December 31, 2001 and 2002 and during the subsequent interim period preceding its declination, there were no disagreements between the Company and Rogoff & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Rogoff & Co., P.C. to make reference to the subject matter of the disagreement in connection with its reports.

         In connection with the audits of the fiscal years ended December 31, 2001 and 2002, and during the subsequent interim period preceding its dismissal, Rogoff & Co., P.C. did not advise the Company that:

         (A) internal controls necessary for the Company to develop reliable financial statements did not exist;

         (B) information had come to its attention that led it to no longer to be able to rely on the Company's management's representations or made it unwilling to be associated with the financial statements prepared by management;

         (C) there was a need to expand significantly the scope of its audit, or that information had come to its attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements.

         Prior to engaging Sherb & Co., LLP, we did not consult with it regarding the application of accounting principles to a specific or completed transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

   Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

   During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND OFFICERS

   The following are CCP's directors and executive officers. The terms of all directors expire at the next annual meeting of shareholders and upon election of their successors. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

               Name                        Age                               Position
               ----                        ---                               --------
         David R. Allison                  55     President, CFO, and Chairman of the Board of Directors

         Francis Ray Provencher            61     Secretary and Director

         Thomas R. Shute                   64     Director

      DAVID R. ALLISON has been President, CFO and Chairman of the Board of Directors since September, 2002. Mr. Allison founded Custom Craft Packaging, Inc. in 1993, CCP's operating subsidiary. Mr. Allison was the president and Chairman of the Board of Directors of Custom Craft up until the time it was acquired by CCP. From September, 1999 to July 2000 he was vice president of sales for CompuPrint, Inc., a public reporting company as of 2002, and is currently the president, CFO and Chairman of the Board of Directors of CompuPrint, Inc. CompuPrint is a remanufacturer and distributor of laser and ink jet printer cartridges. From 1985 to 1993, Mr. Allison was the founder and president of Com-Tech Packaging, Inc., its business included packaging and foam manufacturing. Mr. Allison graduated from the University of Denver with a B.S. degree in Business Administration in 1971. Mr. Allison currently devotes approximately 10 hours per week to CCP and 15 hours to its subsidiary Custom Craft. It is anticipated that the number of hours he commits to CCP will continue to grow through 2003 to approximately 30 hours per week to CCP and an additional 15 hours to its subsidiary Custom Craft.

      FRANCIS "RAY" PROVENCHER has been the secretary and a director since September, 2002. Since 1994, Mr. Provencher has been the treasurer of Custom Craft Packaging, Inc. Since 1992, Mr. Provencher has been self-employed as an accountant. From 1988 to 1992 he was the controller for J&G Truck Brokers, Inc., a freight brokerage in Wake Forest, North Carolina. From 1984 to 1988 he was the controller for Geobased Systems, Inc., a computer software developer in Research Triangle Park, North Carolina. From 1982 to 1984 he was an accounting instructor at Hardbarger Junior College in Raleigh, North Carolina. Mr. Provencher attended North Carolina State University from 1975 to 1980 and studied accounting. He earned his Public Accountant's Certificate in 1981. Mr. Provencher currently devotes approximately 2 hours per week each to CCP and to its subsidiary Custom Craft. This commitment is expected to grow through 2003 to 5 hours per week each to CCP and to its subsidiary Custom Craft.

      THOMAS R. SHUTE has been a director since September, 2002. From 1992 to the present, Mr. Shute has been president of Thomas R. Shute, Inc., and engaged as a network and computer mainframe consultant. From 1965 to 1992, Mr. Shute held various positions with IBM. During Mr. Shute's last position with IBM, from 1986 to 1992, he was responsible for building a consulting program for voice and data integration. Mr. Shute earned his B.S. Degree in Chemical Engineering from the University of New Hampshire in 1965. Mr. Shute attended the IBM Systems Research Institute in 1971. Mr. Shute currently devotes approximately 2 hours per week each to CCP and to its subsidiary Custom Craft. This commitment is expected to grow through 2003 to 5 hours per week each to CCP and to its subsidiary Custom Craft.

ITEM 10. EXECUTIVE COMPENSATION

      The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers, as defined below, for the fiscal years ended December 31, 2003, 2002 and 2001. Note that CCP Worldwide was incorporated on September 23, 2002, therefore, there was no compensation to any executive officers in 2001. The compensation to David R. Allison listed below reflects compensation from Custom Craft, CCP's operating subsidiary. The named executive officers (the "Named Executive Officers") are CCP Worldwide, Inc.'s Chief Executive Officer, Chief Operating Officer and Secretary and the other executive officers of CCP Worldwide who each received in excess of $100,000 in total annual salary and bonus for fiscal year 2002. Compensation is shown in the following table:


                           Summary Compensation Table

                                                                  Annual Compensation
                                                           ----------------------------------

                                                                              Other Annual
Name and Principal Position                Fiscal Year     Salary ($)        Compensation ($)
---------------------------                -----------     ----------        ----------------
David R. Allison                              2003          $43,917                0
    President, CFO, Chairman of the           2002             0              $45,000 (1)
    Board of Directors                        2001             0              $45,000 (2)

Francis Ray Provencher                        2003             0                   0
    Secretary, Director                       2002             0                   0
                                              2001             0                   0

Thomas R. Shute                               2003             0                   0
    Director                                  2002             0                   0
                                              2001             0                   0

(1) Includes $19,400 net S-corporation earnings of Custom Craft and $10,000 consulting fee by CCP.

(2)   Represents net S-corporation earnings of Custom Craft.

Director Compensation

   At this time, we do not pay any compensation to directors for their attendance at board meetings.

Stock Option Grants

         There were no individual grants of stock options to any Executive Officers during the fiscal years ended December 31, 2003, 2002 or 2001.

2002 Stock Option Plan

         We adopted our 2002 Stock Option Plan on September 23, 2002. The plan provides for the grant of options intended to qualify as "incentive stock options", options that are not intended to so qualify or "nonstatutory stock options" and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of "reload options" described below. We have not yet granted any options or stock appreciation rights under the plan.

         The plan is presently administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefor and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee.

         Options may be granted to our employees (including officers) and directors and certain of our consultants and advisors.

         The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

         The board of directors may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the option price in common stock, a right to purchase that number of common shares equal to the sum of (i) the number of shares of common stock used to exercise the option, and (ii) with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such nonstatutory stock option.

         Also, the plan allows the board of directors to award to an optionee for each share of common stock covered by an option, a related alternate stock appreciation right, permitting the optionee to be paid the appreciation on the option in lieu of exercising the option. The amount of payment to which an optionee shall be entitled upon the exercise of each stock appreciation right shall be the amount, if any, by which the fair market value of a share of common stock on the exercise date exceeds the exercise price per share of the option.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2004. The information in this table provides the ownership information for:

      a. each person known by us to be the beneficial owner of more than 5% of our common stock;

      b.    each of our directors;

      c.    each of our executive officers; and

      d.    our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership are based on 4,995,000 shares outstanding. There are currently no outstanding options or warrants to purchase any common stock.


                                                                             AMOUNT OF COMMON
                                                  EXECUTIVE OFFICE HELD     STOCK BENEFICIALLY     PERCENT OF CLASS
    NAME AND ADDRESS OF BENEFICIAL OWNER                 (IF ANY)                 OWNED            OF COMMON STOCK
---------------------------------------------------------------------------------------------------------------------
David R. Allison                                 President and Chairman          3,000,000               60%
c/o CCP Worldwide, Inc.                          of the Board of
6040-A Six Forks Road, Suite 179                 Directors
Raleigh, North Carolina 27609

Francis Ray Provencher                           Secretary and Director                  0                0%
c/o CCP Worldwide, Inc.
6040-A Six Forks Road, Suite 179
Raleigh, North Carolina 27609

Thomas R. Shute                                  Director                           10,000               <1%
c/o CCP Worldwide, Inc.
6040-A Six Forks Road, Suite 179
Raleigh, North Carolina 27609

All Executive Officers and Directors as a
Group (3 persons)                                                                3,010,000               60%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On September 23, 2002, David Allison, the sole shareholder of Custom Craft Packaging, Inc., sold all of his Custom Craft Packaging, Inc. shares to CCP in exchange for 3,000,000 shares of CCP. Mr. Allison was the founder of CCP and of Custom Craft Packaging, Inc.

         David Allison owns approximately 60% of the outstanding shares of CCP; he is a promoter of CCP.

         Custom Craft (the operating subsidiary of CCP) loans to David Allison, CCP's President, CFO and Chairman of the Board of Directors, in 2001 and 2002 were as follows: at the beginning of 2001 there was an outstanding loan to David Allison of $6,500, and then an additional $22,100 was loaned to David Allison. Later in 2001, David Allison then repaid $13,500 to Custom Craft. The remaining balance in 2001 owed by David Allison to Custom Craft was $15,100. In 2002 Custom Craft loaned an additional $28,717 to David Allison. In 2002 David Allison repaid $36,700 to Custom Craft. The remaining balance owed by David Allison to Custom Craft as of December 12, 2003 was $9,917. Loans to Mr. Allison consisted of various advances and reimbursements over the years. The loans were non-interest bearing and due upon demand.

         In September, 2002, we issued 50,000 shares of our common stock to KGL Investments, Ltd., the beneficial owner of which was Kaplan Gottbetter & Levenson, LLP, prior counsel to CCP. These shares are now held by Jackson Steinem, Inc., the beneficial owner of which is Adam S. Gottbetter, a partner of Gottbetter & Partners, LLP, our legal counsel. The shares were issued in exchange for $2,500 worth of non-legal services rendered. The shares were valued at $.05 per share.

         We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. To the extent we may enter into any agreements with related parties in the future, the board of directors has determined that such agreements must be on similar terms.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

1.    FINANCIAL STATEMENTS PAGE

      Independent Auditors' Report                                    F 1

      Consolidated Balance Sheet as of December 31, 2003 and 2002     F 2

      Consolidated Statements of Operations for the years ended
      December 31, 2003, and 2002                                     F 3

      Consolidated Statement of Shareholders' Deficit for the years
      ended December 31, 2003 and 2002                                F 4

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2003 and 2002                                      F 5

      Notes to Consolidated Financial Statements                      F 6

2.    FINANCIAL STATEMENT SCHEDULES

      All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS

   Exhibit
   Number    Description
--------------------------------------------------------------------------------

      3.1   Certificate of Incorporation*

      3.2   By-Laws*

      10.1  Stock Option Plan of 2002*

      10.2 Common Stock Purchase Agreement Between CCP Worldwide, Inc. and David R. Allison**

      21.1  List of Subsidiaries*

      31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

      31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
* Previously filed in Registration Statement on Form SB-2, filed with the Securities and Exchange Commission, Registration Statement No. 333-102629 on January 21, 2003.

** Previously filed in Registration Statement on Form SB-2, filed with the Securities and Exchange Commission, Registration Statement No. 333-102629 on July 3, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $10,000 and $0, respectively. The aggregate fees for these services paid to Registrant's prior auditor, Rogoff & Co., P.C., for fiscal year 2002, were $26,175.

(2)  Audit Related Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for audit related fees for fiscal years 2003 and 2002 were $0 and $0, respectively. The aggregate fees for these services paid to Registrant's prior auditor, Rogoff & Co., P.C., for fiscal year 2002, were $0.

(3)  Tax Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2003 and 2002 were $0 and $0, respectively.

(4)  All Other Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for all other services for fiscal years 2003 and 2002 were $0 and $0, respectively.

(5)  Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sherb & Co., LLP for fiscal years 2003 and 2002.

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP Full-time, Permanent Employees.

Not applicable.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2004                        CCP Worldwide, Inc.

                                              By: /s/ David R. Allison
                                                  ------------------------------
                                              David R. Allison
                                              President, CFO, Treasurer and
                                              Chairman of the Board


      In accordance with the requirements of the Securities Act of 1933, the registration statement was signed by the following persons in the capacities and on the dates stated.


            Signature                                      Title                                 Dated
      /s/ David R. Allison          President, CFO, Treasurer and Chairman of the Board     March 29, 2004
---------------------------------
        David R. Allison


   /s/ Francis Ray Provencher       Secretary, Principal Accounting Officer, Director       March 29, 2004
---------------------------------
     Francis Ray Provencher


       /s/ Thomas R. Shute          Director                                                March 29, 2004
---------------------------------
         Thomas R. Shute


                          INDEX TO FINANCIAL STATEMENTS

                       CCP Worldwide, Inc. and Subsidiary

Independent Auditors' Report................................................................F-1 - F-2

Consolidated Balance Sheet as of December 31, 2003..........................................F-3

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002........F-4

Consolidated Statement of Shareholders' Deficit as of and for the years ended
         December 31, 2002 and 2003 ........................................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 .......F-6

Notes to Consolidated Financial Statements .................................................F-7


                          Independent Auditors' Report



To the Board of Directors and Shareholders
CCP Worldwide, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of CCP Worldwide, Inc. and Subsidiary for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above of CCP Worldwide, Inc. and Subsidiary present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Rogoff & Company, P.C.

February 13, 2003
New York, New York

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders' of CCP Worldwide, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of CCP Worldwide, Inc. and subsidiary as of December 31, 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCP Worldwide, Inc. and subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced losses and negative cash flows for the year ended December 31, 2003. Additionally, the Company has an accumulated deficit and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Sherb & Co., LLP
                                               Sherb & Co., LLP
                                               Certified Public Accountants


New York, New York
March 24, 2004

                     CCP WORLDWIDE INC. and Subsidiary
                         Consolidated Balance Sheet
                             December 31, 2003


                                   ASSETS

Current assets:
      Cash                                                                 $  12,555
      Accounts receivable, net of allowance for doubtful accounts
        of $2,000                                                              3,928
                                                                           ---------
          Total current assets                                                16,483

Furniture and equipment, net of accumulated depreciation of $1,525                --
                                                                           ---------

                                                                           $  16,483
                                                                           =========

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                     $   4,775
      Accrued expenses                                                        85,796
                                                                           ---------
          Total current liabilities                                           90,571
                                                                           ---------

Shareholders' deficit:
      Preferred stock, $0.0001 par value, 5,000,000 shares authorized,
        no shares issued and outstanding                                          --
      Common stock, $0.001 par value, 100,000,000 shares authorized,
        4,995,000 shares issued and outstanding                                4,995
      Additional paid-in capital                                             136,181
      Accumulated deficit                                                   (215,264)
                                                                           ---------
          Total shareholders' deficit                                        (74,088)
                                                                           ---------

                                                                           $  16,483
                                                                           =========

          See accompanying notes to consolidated financial statements.

                       CCP WORLDWIDE, INC. and Subsidiary
                      Consolidated Statements of Operations


                                                For the Years Ended December 31,
                                                --------------------------------
                                                    2003                2002
                                                 -----------        -----------

Net revenues                                    $   211,272        $   288,919
Cost of sales                                       175,439            244,733
                                                -----------        -----------

                                                     35,833             44,186
                                                -----------        -----------

Operating expenses:
      Shareholder compensation                       43,917             45,000
      Professional fees                             140,156             13,750
      General and administrative expenses            42,541             25,167
                                                -----------        -----------
                                                    226,614             83,917
                                                -----------        -----------

Net loss                                        $  (190,781)       $   (39,731)
                                                ===========        ===========

Loss per common share - basic and diluted       $     (0.04)       $     (0.01)
                                                ===========        ===========

Weighted average common shares
      outstanding - basic and diluted             4,995,000          3,168,745
                                                ===========        ===========


          See accompanying notes to consolidated financial statements.

           CCP WORLDWIDE, INC. and Subsidiary
     Consolidated Statement of Shareholders' Deficit

                                                                 Common Stock          Additional                       Total
                                                           -----------------------      Paid-in       Accumulated    Shareholders'
                                                             Shares       Amount        Capital         Deficit        Deficit
                                                           ---------     ---------     ---------      ---------      ---------
Balance, January 1, 2002                                   3,000,000     $   3,000     $  45,000      $ (49,145)     $  (1,145)

Shareholder compensation                                          --            --        35,000             --         35,000

Dividend to shareholder                                           --            --            --        (19,400)       (19,400)

Termination of S-corporation election                             --            --       (83,793)        83,793             --

Common stock issued for professional services                 50,000            50         2,450             --          2,500

Sale of common stock, net of offering costs of $55,031     1,945,000         1,945       137,524             --        139,469

Net loss                                                          --            --            --        (39,731)       (39,731)
                                                           ---------     ---------     ---------      ---------      ---------

Balance, December 31, 2002                                 4,995,000         4,995       136,181        (24,483)       116,693

Net loss                                                          --            --            --       (190,781)      (190,781)
                                                           ---------     ---------     ---------      ---------      ---------

Balance, December 31, 2003                                 4,995,000     $   4,995     $ 136,181      $(215,264)     $ (74,088)
                                                           =========     =========     =========      =========      =========

          See accompanying notes to consolidated financial statements.

                       CCP WORLDWIDE, INC. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                              For the Years Ended December 31,
                                                              --------------------------------
                                                                    2003           2002
                                                                  ---------      ---------
Cash flows from operating activities:
      Net loss                                                    $(190,781)     $ (39,731)
      Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
              Depreciation                                               --             87
              Shareholder compensation                                   --         35,000
              Common stock issued for services                           --          2,500
          Changes in operating assets and liabilities:
              Accounts receivable                                    16,123         13,500
              Accounts payable                                      (39,627)       (10,386)
              Accrued expenses                                       85,796             --
                                                                  ---------      ---------
          Net cash (used in) provided by operating activities      (128,489)           970
                                                                  ---------      ---------


Cash flows from investing activities:
      Loan to shareholder                                             7,117          7,983
                                                                  ---------      ---------

Cash flows from financing activities:
      Dividends                                                          --        (19,400)
      Sale of common stock                                               --        194,500
      Offering costs                                                     --        (55,031)
                                                                  ---------      ---------
          Net cash provided by financing activities                      --        120,069
                                                                  ---------      ---------

Net (decrease) increase in cash                                    (121,372)       129,022

Cash - beginning of year                                            133,927          4,905
                                                                  ---------      ---------

Cash - end of year                                                $  12,555      $ 133,927
                                                                  =========      =========

Cash paid during the year for:
      Interest                                                    $      --      $      --
                                                                  =========      =========
      Income taxes                                                $      --      $      --
                                                                  =========      =========

          See accompanying notes to consolidated financial statements.

                       CCP WORLDWIDE, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

Note A - Basis Of Presentation And Summary Of Significant Accounting Policies

Business Combination and Consolidation.

CCP Worldwide, Inc. ("CCP") was incorporated under the laws of the state of Delaware on September 23, 2002. On that date it issued 3,000,000 shares of common stock to David R. Allison in exchange for 100% of the assets, liabilities and outstanding stock of Custom Craft Packaging, Inc. ("Custom Craft"). Professional fees associated with the acquisition approximated $70,000. As the companies were under common control (100% owned by David Allison), the acquisition has been accounted for under the purchase method using historical costs. In addition, prior historical financial information of Custom Craft has been presented retroactively. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements of CCP and Custom Craft, hereafter referred to as the "Company", present the results of operations for the years ended December 31, 2003 and 2002.

Business Activity.

Since 1993, the Company has designed, developed and sold products, materials and containers that are specifically manufactured for its customers to be used in the packaging and shipment of merchandise. The products are manufactured by outside suppliers and shipped directly to the Company's customers, all of which are in the U.S. The Company sets its own sales prices and extends credit to its customers, for which it has credit risk. The Company supports the quality of its products and is the primary obligor on sales to its customers. The Company selects suppliers based on its assessment of their ability to produce all or some part of the specifically designed materials. The Company is obliged to pay the suppliers and receives no commissions from them. The Company's suppliers assume the obligation for the quality of the products they sell to the Company and ship to the Company's customers. The method of direct shipment used by the Company generally results in it having no inventory.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2003, the Company has a negative working capital and a shareholders' deficit of $74,088. There is substantial doubt that it will be able to continue as a going concern without additional funding. Management intends to continue to seek merger opportunities and additional financing to fund its operations although there can be no assurances that any such opportunities will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Tax Status and Shareholder Compensation.

Until September 23, 2002, Custom Craft filed their income tax returns under Subchapter "S" of the Internal Revenue Code, whereby the taxable income (loss) of Custom Craft was passed through and taxed to the sole shareholder rather than to Custom Craft. Because the "S" corporation's shareholder was compensated for his services primarily through distribution to him of the corporation's net income, the expenses of the corporation did not include expenses representing the fair value of those services. Custom Craft has determined the fair value of his services in 2002 (thru September 23, 2002) to be $35,000, giving consideration to the nature of the services performed, the size of Custom Craft and the economic results achieved. Accordingly, the Company has charged shareholder compensation and a contribution of capital for such amounts.

In addition, accumulated "S" corporation losses of $83,793 have been reclassified to additional paid in capital as of September 23, 2002, representing a deemed distribution to the shareholder. Accordingly, the retained earnings (deficit) thereafter reflect operations since the business combination. After September 23, 2002, CCP and Custom Craft will file consolidated tax returns under "C" Corp status and all compensation has been charged to expense.

Allowance for doubtful accounts

The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

                       CCP WORLDWIDE, INC. and Subsidiary

                   Notes to Consolidated Financial Statements

Note A - Basis Of Presentation And Summary Of Significant Accounting Policies - Continued

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue from sales of packaging materials is recognized when the customers have received such materials.

Stock Based Compensation

Effective January 1, 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. With respect to stock based compensation granted to non-employees, the Company records an expense equal to the fair value of the option on the measurement date, which is either the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

Loss Per Share

The Company presents basic loss per share and, if appropriate, diluted loss per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

Under SFAS 128 basic net loss per share is computed by dividing the net loss for the reporting period by the weighted average number of common shares outstanding during the year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Financial Instruments

The  carrying  amounts  of  financial  instruments,   including  cash,  accounts
receivable, accounts payable and accrued expenses approximate fair value at December 31, 2003 because of the relatively short maturity of the instruments.

                       CCP WORLDWIDE, INC. and Subsidiary

                   Notes to Consolidated Financial Statements

Note A - Basis Of Presentation And Summary Of Significant Accounting Policies - Continued

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of temporary differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the unlikelihood of realization of deferred tax assets.

Shipping & handling

The Company incurs, and charges customers, shipping and handling costs for delivery of its product. Fees received from customers are included in revenue and the related costs are included as a component of costs of goods sold.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

Note B - Concentration of Credit Risk

The Company places its cash at various banking institutions. At times, such amounts might be in excess of the FDIC insurance limit. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

Note C - Major Customers

For the years ended December 31, 2003 and 2002, the Company had two customers that accounted for approximately 74% and 77%, respectively, of net sales.

At December 31, 2003, the Company had two customers that accounted for approximately 100% of accounts receivable.

                       CCP WORLDWIDE, INC. and Subsidiary
                   Notes to Consolidated Financial Statements

Note D - Income Taxes

The Company has net operating loss carryforwards (`NOL") for income tax purposes of approximately $205,000 at December 31, 2003. This NOL will expire in 2023. Utilization of these loss carryforwards may be limited under the Internal Revenue Code. As of December 31, 2003, deferred tax assets of $71,700 have been provided on net operating losses. A full valuation allowance has been provided for against these deferred tax assets, because it is more likely than not that a tax benefit will not be realized. The valuation allowance against the Company's net deferred tax assets increased $54,300 during the year ended December 31, 2003.

A reconciliation between income tax at statutory Federal and State income tax rates applied to pretax income to reported income tax expense, is as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2003          2002
                                                        --------      --------

          Statutory federal income tax                  $(45,000)     $ (6,000)
          State income taxes, net of federal income
                 tax benefit                             (18,000)       (2,700)
          Valuation allowance                             63,000         8,700
                                                        --------      --------
          Income taxes as reported                      $     --      $     --
                                                        ========      ========


Note E - Shareholders' Deficit

The Company has authorized 5,000,000 shares of preferred stock, par value $0.0001, currently there are no shares issued and outstanding.

In September 2002 the Company issued 50,000 shares of common stock in exchange for consulting services valued at $2,500. In December 2002 the Company sold 1,945,000 shares of common stock in exchange for cash of $0.10 per share, pursuant to a private offering memorandum. Direct costs of the private placement of $55,031 were charged against additional paid in capital.

Note F - Stock Option Plan

 The Company adopted its 2002 Stock Option Plan on September 23, 2002. The plan provides for the grant of options intended to qualify as "incentive stock options;" options that are not intended to so qualify ("non-statutory stock options"); and stock appreciation rights. The total number of shares of the Company's common stock reserved for issuance under the plan is 500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change; plus an indeterminate number of shares issuable upon the exercise of "reload options". No options have been granted under the plan as of December 31, 2003.