Form 10QSB
period 2004-03-31
CCP WORLDWIDE INC
filed 2004-06-04
CIK 1213809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2004

                                       or

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-102629

                                CCP Worldwide, Inc.
                               --------------------
             (Exact name of registrant as specified in its charter)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 31, 2004, there were 4,995,000 shares of the registrant's common stock, par value $.001 issued and outstanding.

                               CCP WORLDWIDE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 MARCH 31, 2004


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2004                                        3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2004 and 2003          4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2004 and 2003          5

         Notes to Consolidated Financial Statements                         6-8

         Item 2 - Management's Discussion and Analysis and Results of
                     Operation                                              9-10

         Item 3 - Control and Procedures                                      11

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                           11

         Item 2 - Changes in Securities and Use of Proceeds                   11

         Item 3 - Default Upon Senior Securities                              11

         Item 4 - Submission of Matters to a Vote of Security Holders         11

         Item 5 - Other Information                                           11

         Item 6 - Exhibits and Reports on Form 8-K                            11

         Signatures                                                           11

                                CCP WORLDWIDE, INC. AND SUBSIDIARY
                                    Consolidated Balance Sheet
                                          March 31, 2004
                                           (Unaudited)



                                              ASSETS

Current assets:
      Cash                                                                    $     681
      Accounts receivable, net of allowance for doubtful accounts of $2,000       9,042
      Inventory                                                                     641
                                                                              ---------

          Total current assets                                                   10,364

Furniture and equipment, net of accumulated depreciation of $1,525                   --
                                                                              ---------

          Total assets                                                        $  10,364
                                                                              =========

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                        $  25,011
      Accrued expenses                                                           83,128
      Loan from Shareholder                                                         400
                                                                              ---------

          Total current liabilities                                             108,539
                                                                              ---------

Shareholders' deficit:
      Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
        no shares issued and outstanding                                             --
      Common stock, $0.001 par value, 100,000,000 shares authorized;
        4,995,000 shares issued and outstanding                                   4,995
      Additional paid-in capital                                                136,181
      Accumulated deficit                                                      (239,351)
                                                                              ---------

                                                                              ---------
          Total shareholders' deficit                                           (98,175)
                                                                              ---------

          Total liabilities and shareholders' deficit                         $  10,364
                                                                              =========


          See accompanying notes to consolidated financial statements.

                       CCP WORLDWIDE, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                For the Three Months
                                                  Ended March 31,
                                            --------------------------
                                                2004           2003
                                            -----------    -----------

Net revenues                                $    46,940    $    47,819

Cost of sales                                    35,898         38,950
                                            -----------    -----------

Gross profit                                     11,042          8,869
                                            -----------    -----------

Operating expenses:
      Shareholder compensation                       --         32,814
      Professional fees                          17,100             --
      General and administrative expenses        18,044         50,360
                                            -----------    -----------
                                                 35,144         83,174
                                            -----------    -----------

Loss from operations                            (24,102)       (74,305)

Other income:
      Interest income                                15             --
                                            -----------    -----------

Net loss                                    $   (24,087)   $   (74,305)
                                            ===========    ===========

Loss per common share - basic and diluted   $     (0.00)   $     (0.01)
                                            ===========    ===========

Weighted average common shares
      outstanding - basic and diluted         4,995,000      4,995,000
                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

               CCP WORLDWIDE, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                           For the Three Months
                                                              Ended March 31,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

Cash flows from operating activities:
      Net loss                                           $ (24,087)   $ (74,780)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
          Changes in operating assets and liabilities:
              Accounts receivable                           (5,114)      (2,059)
              Inventory                                       (641)          --
              Accounts payable                              20,236      (14,141)
              Accrued expenses                              (2,668)       5,324
                                                         ---------    ---------

          Net cash used in operating activities            (12,274)     (85,656)
                                                         ---------    ---------

Cash flows from financing activities:
      Loan from Shareholder                                    400           --
                                                         ---------    ---------

          Net cash provided by financing activities            400           --
                                                         ---------    ---------

Net decrease in cash                                       (11,874)     (85,656)

Cash - beginning of year                                    12,555      133,927
                                                         ---------    ---------

Cash - end of period                                     $     681    $  48,271
                                                         =========    =========

Cash paid during the year for:
      Interest                                           $      --    $      --
                                                         =========    =========
      Income taxes                                       $      --    $      --
                                                         =========    =========


             See accompanying notes to consolidated financial statements.

                               CCP Worldwide, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS

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


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

NOTE 3 - LIQUIDITY

The Company's  financial  statements  are prepared using  accounting  principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $239,351 and has incurred a net loss of approximately $24,087 for the three months ended March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant stockholder sufficient to meet its minimal operating expenses.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                               CCP Worldwide, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES

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

Financial Instruments

The  carrying  amounts  of  financial  instruments,   including  cash,  accounts
receivable, accounts payable and accrued expenses approximate fair value at March 31, 2004 because of the relatively short maturity of the instruments.

                               CCP Worldwide, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES (Continued)


Recent accounting pronouncements

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.


In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the annual disclosures for its fiscal year ending December 31, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 had no impact on the Company's results of operation or financial condition.


Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales fell to $46,940 for the three months ended March 31, 2004 from $47,819 for the three months ended March 31, 2003, a difference of $879 or 1.84%.

Cost of sales decreased to $35,898 for the three months ended March 31, 2004 from $38,950 for the three months ended March 31, 2003, a difference of $3,052 or 7.84%. This decrease reflected CCP`s decrease in sales volume. CCP`s gross profit margin for three months ended March 31, 2004 was 23.5% of net sales, compared to 18.5% for the three months ended March 31, 2003. CCP believes this is due to slow sales activity from the continuing customer base representing generally higher margin business.

Shareholder compensation was $0 for the three months ended March 31, 2004 compared to $32,814 for the three months ended March 31, 2003. Shareholder compensation during the three months ended March 31, 2003 is a non-cash amount recorded by CCP to properly reflect the services provided by the sole shareholder of Custom Craft Packaging, Inc., ("Custom Craft") (CCP's sole operating subsidiary) prior to its acquisition by CCP on September 23, 2002. Prior to the acquisition, Custom Craft was subject to the provisions of Subchapter "S" of the Internal Revenue Code, whereby income (loss) of Custom Craft was passed through to it sole shareholder. Because Custom Craft's shareholder was compensated for his services primarily through the distribution of the corporation's net income, the expenses of the corporation did not include expenses representing the fair value of those services. This compensation was recorded to properly reflect the fair value of the sole shareholders' services rendered to Custom Craft, in the accompanying consolidated financial statements.

Professional fees increased to $17,100 for the three months ended March 31, 2004, from $0 for the three months ended March 31, 2003. These professional fees, primarily legal and accounting fees, were incurred by CCP as a result of the costs of the registration statement filed by us in 2004.

General and administrative expenses decreased to $18,044 for the three months ended March 31, 2004 from $50,360 for the three months ended March 31, 2003.

Net loss for the three months ended March 31, 2004 was $24,087, compared to a net loss of $74,305 for the three months ended March 31, 2003. This decrease in net loss is due primarily to decreased operating expenses. Such decreases in losses are due in part to the shareholder compensation expenses during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations with cash flow from operations and since the year ended December 31, 2002 through the private sale of its common stock.

Net cash used in operating activities was $12,274 for the three months ended March 31, 2004 compared to net cash used in operating activities of $85,656 for the three months ended March 31, 2003. This decrease is attributed to the decrease in net loss for the period.

Net cash provided by financing activities were $400 for the three months ended March 31, 2004 compared to $0 for the three months ended March 31, 2003.

We require external financing to fund our operations in the next twelve months. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to proceed with our business plan, and accordingly operations would have to be curtailed. For current operations, the box brokerage process for the cost of goods sold is known. Prices are quoted to Custom Craft prior to a purchase order being issued for all items sold. Custom Craft also benefits from terms of sale of 30 days from its suppliers.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.


In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the annual disclosures for its fiscal year ending December 31, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 had no impact on the Company's results of operation or financial condition.


Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 3.       Controls and Procedures

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



                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults in Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

         (a) Exhibits:

         31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

         31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  On February 12, 2004, we filed an 8-K disclosing a change in our independent certifying accountants.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CCP WORLDWIDE, INC.


Dated:  June 3, 2004                  By: /s/David R. Allison
                                     ----------------------------------
                                     David R. Allison
                                     Chief Executive Officer