Form 10QSB
period 2004-06-30
CCP WORLDWIDE INC
filed 2004-08-13
CIK 1213809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2004, there were 4,995,000 shares of the registrant's common stock, par value $.001 issued and outstanding.

                               CCP WORLDWIDE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JUNE 30, 2004


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
               As of June 30, 2004                                          3
      Consolidated Statements of Operations (Unaudited)
               For the Three and Six Months Ended June 30, 2004 and 2003 4 Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended June 30, 2004 and 2003              5

      Notes to Consolidated Financial Statements                            6-8

      Item 2 - Management's Discussion and Analysis or Plan of
                  Operation                                                 9-10

      Item 3 - Control and Procedures                                       11

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                            11

      Item 2 - Changes in Securities                                        11

      Item 3 - Default Upon Senior Securities                               11

      Item 4 - Submission of Matters to a Vote of Security Holders          11

      Item 5 - Other Information                                            11

      Item 6 - Exhibits and Reports on Form 8-K                             11

      Signatures                                                            11

                       CCP WORLDWIDE, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
      Cash                                                                    $       3
      Accounts receivable, net of allowance for doubtful accounts of $2,000      11,975
                                                                              ---------

          Total current assets                                                   11,978

Furniture and equipment, net of accumulated depreciation of $1,525                   --
                                                                              ---------

          Total assets                                                        $  11,978
                                                                              =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Loan payable                                                            $  11,875
      Accounts payable and accrued expenses                                     113,020
      Due to related party                                                        4,950
                                                                              ---------

          Total current liabilities                                             129,845
                                                                              ---------

Shareholders' deficit:
      Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
        no shares issued and outstanding                                             --
      Common stock, $0.001 par value, 100,000,000 shares authorized;
        4,995,000 shares issued and outstanding                                   4,995
      Additional paid-in capital                                                136,181
      Accumulated deficit                                                      (259,043)
                                                                              ---------

          Total shareholders' deficit                                          (117,867)
                                                                              ---------

          Total liabilities and shareholders' deficit                         $  11,978
                                                                              =========

     See accompanying notes to unaudited consolidated financial statements.

                       CCP WORLDWIDE, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Three Months               For the Six Months
                                                     Ended June 30,                    Ended June 30,
                                              ----------------------------      ----------------------------
                                                 2004              2003            2004             2003
                                              -----------      -----------      -----------      -----------
Net revenues                                  $    29,866      $    40,833      $    76,806      $    88,652

Cost of sales                                      29,006           32,179           64,904           71,129
                                              -----------      -----------      -----------      -----------

Gross profit                                          860            8,654           11,902           17,523
                                              -----------      -----------      -----------      -----------

Operating expenses:
     Shareholder compensation                          --            4,000               --           36,814
     Professional fees                              8,427           42,391           25,527           84,391
     General and administrative expenses           11,828           11,730           29,872           20,090
                                              -----------      -----------      -----------      -----------

Total operating expenses                           20,255           58,121           55,399          141,295
                                              -----------      -----------      -----------      -----------

Loss from operations                              (19,395)         (49,467)         (43,497)        (123,772)

Other income (expense):
     Interest expense                                (297)              --             (297)              --
     Interest income                                   --               --               15               --
                                              -----------      -----------      -----------      -----------

Total other income (expense):                        (297)              --             (282)              --
                                              -----------      -----------      -----------      -----------

Net loss                                      $   (19,692)     $   (49,467)     $   (43,779)     $  (123,772)
                                              ===========      ===========      ===========      ===========

Loss per common share - basic and diluted     $     (0.00)     $     (0.01)     $     (0.01)     $     (0.02)
                                              ===========      ===========      ===========      ===========

Weighted average common shares
     outstanding - basic and diluted            4,995,000        4,995,000        4,995,000        4,995,000
                                              ===========      ===========      ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                 CCP WORLDWIDE, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
                            (Unaudited)

                                                                    For the Six Months
                                                                       Ended June 30,
                                                                  ------------------------
                                                                    2004            2003
                                                                  ---------      ---------
Cash flows from operating activities:
      Net loss                                                    $ (43,779)     $(123,772)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
          Changes in operating assets and liabilities:
              Accounts receivable                                    (8,047)        12,197
              Accounts payable and accrued expenses                  22,449         (8,365)
              Payroll taxes                                              --          5,324
                                                                  ---------      ---------

          Net cash used in operating activities                     (29,377)      (114,616)
                                                                  ---------      ---------

Cash flows from financing activities:
      Proceeds from loan payable                                     11,875             --
      Proceeds from related party                                     4,950         (2,800)
                                                                  ---------      ---------

          Net cash provided by (used in) financing activities        16,825         (2,800)
                                                                  ---------      ---------

Net decrease in cash                                                (12,552)      (117,416)

Cash - beginning of year                                             12,555        133,927
                                                                  ---------      ---------

Cash - end of period                                              $       3      $  16,511
                                                                  =========      =========

Cash paid during the year for:
      Interest                                                    $      --      $      --
                                                                  =========      =========
      Income taxes                                                $      --      $      --
                                                                  =========      =========

         See accompanying notes to unaudited consolidated financial statements.

                               CCP Worldwide, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

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

Custom Craft has been in the packaging business since 1993. Custom Craft primarily supplies corrugated boxes, folding cartons and foam packaging for the manufacturers of industrial and consumer products, to assist these manufacturers in the successful and safe distribution and shipping of their products. Custom Craft also features point of sale merchandise packaging for enhanced retail sales of consumer products. The box materials include corrugated, folding cartons, chipboard, solid fiber boxes and corrugated plastic. The foam packaging includes polyethylene, polyurethane and expanded polystyrene foams. Custom Craft evaluates its customers' needs with respect to many variables that include product fragility, method of product distribution and point of sale requirements.


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a negative working capital of $117,867 and an accumulated deficit of $259,043 as of June 30, 2004, and has incurred a net loss of $43,779 for the six months ended June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant stockholder sufficient to meet its minimal operating expenses.

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

                               CCP Worldwide, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

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

Stock Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Financial Instruments

The  carrying  amounts  of  financial  instruments,   including  cash,  accounts
receivable, accounts payable and accrued expenses approximate fair value at June 30, 2004 because of the relatively short maturity of the instruments.

                               CCP Worldwide, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 5 - LOAN PAYABLE

On April 1, 2004, the Company borrowed $11,875 from a third party. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on demand. As of June 30, 2004, this loan remains unpaid.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to related party

An officer of the Company advanced funds of $4,950 to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net sales fell to $76,806 for the six months ended June 30, 2004 from $88,652 for the six months ended June 30, 2003, a difference of $11,849 or 13.36%.

Cost of sales decreased to $64,904 for the six months ended June 30, 2004 from $71,129 for the six months ended June 30, 2003, a difference of $6,225 or 8.75%. This decrease reflected CCP`s decrease in sales volume. CCP`s gross profit margin for six months ended June 30, 2004 was 15.5% of net sales, compared to 19.8% for six months ended June 30, 2003. CCP believes this is due to slow sales activity from the continuing customer base representing generally lower margin business.

Shareholder compensation was $0 for the six months ended June 30, 2004 compared to $36,814 for the six months ended June 30, 2003. Shareholder compensation during the six months ended June 30, 2003 is a non-cash amount recorded by CCP to properly reflect the services provided by the sole shareholder of Custom Craft Packaging, Inc., ("Custom Craft") (CCP's sole operating subsidiary) prior to its acquisition by CCP on September 23, 2002. Prior to the acquisition, Custom Craft was subject to the provisions of Subchapter "S" of the Internal Revenue Code, whereby income (loss) of Custom Craft was passed through to it sole shareholder. Because Custom Craft's shareholder was compensated for his services primarily through the distribution of the corporation's net income, the expenses of the corporation did not include expenses representing the fair value of those services. This compensation was recorded to properly reflect the fair value of the sole shareholders' services rendered to Custom Craft, in the accompanying consolidated financial statements.

Professional fees decreased to $25,527 for the six months ended June 30, 2004, from $84,391 for the six months ended June 30, 2003. These professional fees, primarily legal and accounting fees, were incurred by CCP as a result of the costs of the registration statement filed by us in 2003.

General and administrative expenses increased to $29,872 for the six months ended June 30, 2004 from $20,090 for the six months ended June 30, 2003.

For the six months ended June 30, 2004, we incurred interest expense of $297 related to our loan payable.

Net loss for the six months ended June 30, 2004 was $43,779, compared to a net loss of $123,772 for the six months ended June 30, 2003. This decrease in net loss is due primarily to decreased operating expenses. Such decreases in losses are due in part to the shareholder compensation expenses during the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations with cash flow from operations and 2002 through the private sale of its common stock. In April 2004, we borrowed $11,875 from a third party for working capital purposes.

Net cash used in operating activities was $29,377 for the six months ended June 30, 2004 compared to net cash used in operating activities of $114,616 for the six months ended June 30, 2003. This decrease is primarily attributed to the decrease in net loss for the period.

Net cash provided by (used in) financing activities were $16,825 for the six months ended June 30, 2004 compared to ($2,800) for the six months ended June 30, 2003. For the six months ended June 30, 2004, we received proceeds from a loan payable of $11,875 and proceeds from related party advances of $4,950.

We will require external financing to fund our operations in the next twelve months. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to proceed with our business plan, and accordingly operations would have to be curtailed. For current operations, the box brokerage process for the cost of goods sold is known. Prices are quoted to Custom Craft prior to a purchase order being issued for all items sold. Custom Craft also benefits from terms of sale of 30 days from its suppliers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

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

                None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CCP WORLDWIDE, INC.


Dated:  August 13, 2004              By: /s/ David R. Allison
                                     ------------------------
                                     David R. Allison
                                     Chief Executive Officer