Form 10QSB
period 2004-09-30
DYADIC INTERNATIONAL INC
filed 2004-11-15
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to _____________

Commission file number  333-102629

         Dyadic International, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	45-0486747
(State or other jurisdiction of incorporation or organization)	(IRS Employer of Identification Number)

140 Intracoastal Pointe Drive, Suite 404, Jupiter, Florida	33477
(Address of principal executive offices)	(Zip Code)

        (561) 743-8333
(Issuer’s telephone number)

CCP Worldwide, Inc.
6040-A Six Forks Road, Suite 179
Raleigh, North Carolina 27609
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 15, 2004, there were outstanding 22,231,105 shares of the issuer’s common stock, par value $.001.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1

DYADIC INTERNATIONAL, INC.
(FORMERLY CCP WORLDWIDE, INC.)
QUARTERLY REPORT ON FORM 10-QSB
SEPTEMBER 30, 2004

TABLE OF CONTENTS

DYADIC INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY CCP WORLDWIDE, INC.)

Consolidated Balance Sheet
September 30, 2004
(Unaudited)

ASSETS
Current assets: Cash	$1,280
Total current assets	1,280
Total assets	$1,280
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities: Loan payable	$73,209
Accounts payable and accrued expenses	111,294
Net liabilities of discontinued operations	4,297

Total current liabilities	188,800
Shareholders' deficit: Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 4,995,000 shares issued and outstanding	4,995
Additional paid-in capital	136,181
Accumulated deficit	(328,696)
Total shareholders' deficit	(187,520)
Total liabilities and shareholders' deficit	$1,280

See accompanying notes to unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY CCP WORLDWIDE, INC.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$-	$-	$-	$-
Operating expenses: Professional fees	64,353	37,726	89,880	122,117
General and administrative expenses	9,941	8,913	16,656	29,003
Total operating expenses	74,294	46,639	106,536	151,120
Loss from operations	(74,294)	(46,639)	(106,536)	(151,120)
Other income (expense): Interest expense	(1,300)	-	(1,597)	-
Interest income	-	-	15	-
Total other income (expense):	(1,300)	-	(1,582)	-
Loss before discontinued operations	(75,594)	(46,639)	(108,118)	(151,120)
Discontinued operations: Income (loss) from discontinued operations	5,941	12,900	(5,314)	(6,391)
Net loss	$(69,653)	$(33,739)	$(113,432)	$(157,511)
Loss per common share - basic and diluted: Loss from continuing operations	$(0.02)	$(0.01)	$(0.02)	$(0.03)
(Loss) income from discontinued operations	0.00	0.00	(0.00)	(0.00)
	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding - basic and diluted	4,995,000	4,995,000	4,995,000	4,995,000

See accompanying notes to unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARY

(FORMERLY CCP WORLDWIDE, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss from continuing operations	$(108,118)	$(151,120)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accounts Payable and accrued expenses	25,498	77,826
Payroll taxes	-	5,324

Net cash used in operating activities	(82,620)	(67,970)

Loss from discontinued operations	(5,314)	(6,391)
Adjustments to reconcile loss from discontinued
operations to net cash used in discontinued operations

Net decrease (increase) in net liabilities of discontinued operations	3,450	(41,077)

Net cash used in discontinued operating activities	(1,864)	(47,468)

Net cash flows used in operating activities	(84,484)	(115,438)

Cash flows from financing activities:
Proceeds from loan payable	73,209	-
Proceeds from (payments to) related party	-	(2,800)

Net cash provided by (used in) financing activities	73,209	(2,800)

Net decrease in cash	(11,275)	(118,238)

Cash-beginning of year	12,555	133,927

Cash-end of period	$1,280	$15,689

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC.
(FORMERLY CCP WORLDWIDE, INC.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Dyadic International, Inc. (formerly CCP Worldwide, Inc. (“CCP”)) was incorporated under the laws of Delaware on September 23, 2002. Prior to October 29, 2004, our operations were conducted through our wholly owned subsidiary, Custom Craft Packaging, Inc., a North Carolina corporation (“Custom Craft”), which was incorporated under the laws of North Carolina on July 28, 1993. On September 23, 2002, David Allison, the sole shareholder of Custom Craft, sold all of his Custom Craft shares to CCP in exchange for 3,000,000 shares of CCP.

Prior to September 2004, we had planned to manufacture cross-linked polyethylene foam and only had one operating subsidiary, Custom Craft.

On September 28, 2004, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with our newly organized and wholly-owned subsidiary, CCP Acquisition Corp., a Florida corporation (“Acquisition”), and Dyadic International, Inc., a Florida corporation (“Dyadic-Florida”). Effective as of October 29, 2004, we consummated the merger (the “Merger”) of Acquisition with and into Dyadic-Florida, incident to which the former shareholders of Dyadic-Florida acquired a majority of the shares of our Common Stock, par value $0.001 per share (“Shares” or “Common Stock”).

Additionally, on October 29, 2004, we disposed of our only operating subsidiary, Custom Craft, in exchange for the return of 3,000,000 shares of our Common Stock, which we retired (the “Split-Off”).

As a result of or in connection with the Merger:

•	Dyadic-Florida became our wholly-owned subsidiary and changed its name to “Dyadic International (USA), Inc.;”

•	we changed our name to “Dyadic International, Inc.;”

•	the shareholders of Dyadic-Florida received, in exchange for their Dyadic-Florida shares, shares of our Common Stock;

•	to satisfy conditions to the consummation of the Merger, several of our stockholders surrendered for cancellation an aggregate of 341,862 shares of our Common Stock and assumed and paid our prior debts and accounts payable;

•	Dyadic-Florida’s officers and directors replaced the persons who had, immediately prior to the Merger, been our officers and directors; and

•	we obtained a new trading symbol, “DYAD.OB”.

DYADIC INTERNATIONAL, INC.
(FORMERLY CCP WORLDWIDE, INC.)
NOTES TO FINANCIAL STATEMENTS (continued)
September 30, 2004
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (continued)

The Split-Off of our only operating subsidiary, Custom Craft, was consummated in accordance with the terms of a split-off agreement dated September 28, 2004 (the “Split-Off Agreement”) by and among us, Dyadic-Florida, Custom Craft and David Allison (“Allison”), who prior to October 29, 2004 was a member of our board of directors, our controlling stockholder, and our President, Chief Executive Officer and Secretary. Pursuant to the Split-Off Agreement, Allison acquired all of the outstanding capital stock of Custom Craft from us in exchange for 3,000,000 shares of our Common Stock, representing approximately 60% of our outstanding Shares immediately prior to the consummation of the Merger and the initial closing of the Offering. As a consequence of the Merger and the Split-Off, the only business operations we are now engaged in are those conducted by Dyadic-Florida.

As of October 29, 2004, we are a biotechnology company engaged in the development, manufacture and sale of proteins, enzymes, peptides and other bio-molecules derived from genes, and the collaborative licensing of our enabling proprietary technologies, including our patented “C1 Expression System.” We use our proprietary technologies to develop and manufacture biological products, and intend to collaboratively license them for research, development and manufacture of biological products, for two categories of applications, which we identify as “Industrial Enzymes” applications and “BioSciences” applications.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, read the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2004 will not be indicative of the operating results for the year ending December 31, 2004.

Certain reclassifications have been made to the prior period’s consolidated statements of operations to conform to the current period’s presentation.

DYADIC INTERNATIONAL, INC.
(FORMERLY CCP WORLDWIDE, INC.)
NOTES TO FINANCIAL STATEMENTS (continued)
September 30, 2004
(Unaudited)

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2004, the Company has a negative working capital of $187,520, an accumulated deficit of $328,696 and has incurred a net loss of $113,432 for the nine months ended September 30, 2004. At that time, these factors raised substantial doubt about the Company’s ability to continue as a going concern.

After the end of the quarter ended September 30, 2004, in connection with the Merger, the Company closed a private placement offering in which it derived net proceeds of approximately $23,300,000. As a result, the Company believes its has sufficient capital to fund Dyadic-Florida’s operations and meet its obligations for at least the next two years. However, it is possible that the Company will seek additional financing within this timeframe. The Company may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies apply to our financials prior to the Merger. As a consequence of the Merger, we will adopt the accounting policies reflected in Dyadic-Florida’s financial statements when those financial statements are disclosed.

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

DYADIC INTERNATIONAL, INC.
(FORMERLY CCP WORLDWIDE, INC.)
NOTES TO FINANCIAL STATEMENTS (continued)
September 30, 2004
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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

Recent Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of EITF 03-1 and do not believe the impact will be significant to our overall results of operations, cash flows or financial position.

DYADIC INTERNATIONAL, INC.
(FORMERLY CCP WORLDWIDE, INC.)
NOTES TO FINANCIAL STATEMENTS (continued)
September 30, 2004
(Unaudited)

NOTE 5 - LOAN PAYABLE

Through September 30, 2004, the Company borrowed $73,209 from a third party. The loan bears interest at 10% per annum and is unsecured. All unpaid principal and accrued interest is payable on demand. As of September 30, 2004, this loan remained unpaid.

NOTE 6 - DISCONTINUED OPERATIONS

As a result of the sale of the Company’s subsidiary subsequent to September 30, 2004, for the three months ended September 30, 2004 and 2003, the results of operations of the Company’s Custom Craft subsidiary is reported separately as a discontinued operation, and prior periods have been restated in the Company’s financial statements, related footnotes and the management’s discussion and analysis to conform to this presentation.

The Company’s loss from discontinued operations for the three months ended September 30, 2004 and 2003 are summarized as follows:

	For the Nine Months Ended, September 30,
	2004	2003
Sales	$125,188	$187,583
Operating Expenses	130,502	193,974

Income (loss) from discontinued operations	$(5,314)	$(6,391)

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 2004, the Company issued 12,580,895 shares of Common Stock as a result of the Merger, 7,629,204 shares of Common Stock in the Offering and 367,868 shares of Common Stock to the Company’s Chief Executive Officer in cancellation of $1,225,000 in debt.

Item 2. Management’s Discussion and Analysis or Plan of Operation

References in this Quarterly Report on Form 10-QSB to “Dyadic,” the “Registrant,” “we,” “us” or “our” are references to Dyadic International, Inc., a Delaware corporation formerly known as CCP Worldwide, Inc.

Special Note Regarding Forward-Looking Statements

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis or Plan of Operation” and in our Current Report on Form 8-K dated October 29, 2004.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Overview and Subsequent Events

Prior to September 2004, we had planned to manufacture cross-linked polyethylene foam and only had one operating subsidiary, Custom Craft Packaging, Inc., a North Carolina corporation (“Custom Craft”). On September 28, 2004, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with our newly organized and wholly-owned subsidiary, CCP Acquisition Corp., a Florida corporation (“Acquisition”), and Dyadic International, Inc., a Florida corporation (“Dyadic-Florida”). Effective as of October 29, 2004, we consummated three related transactions:

•	we consummated the merger (the “Merger”) of Acquisition with and into Dyadic-Florida, incident to which the former shareholders of Dyadic-Florida acquired a majority of the shares of our outstanding Common Stock, par value $0.001 per share (“Shares” or “Common Stock”);

•	we disposed of our only operating subsidiary, Custom Craft, in exchange for shares of our Common Stock (the “Split-Off”); and

•	we effected the initial closing of a private placement offering (the “Offering”) of “Investment Units” comprised of shares of our Common Stock and warrants to purchase shares of our Common Stock (“Investor Warrants”).

As a result of or in connection with the Merger:

•	Dyadic-Florida became our wholly-owned subsidiary and changed its name to “Dyadic International (USA), Inc.;”

•	we changed our name to “Dyadic International, Inc.;”

•	the shareholders of Dyadic-Florida received, in exchange for their Dyadic-Florida shares, shares of our Common Stock;

•	to satisfy conditions to the consummation of the Merger, several of our stockholders surrendered for cancellation an aggregate of 341,862 shares of our Common Stock and assumed and paid our prior debts and accounts payable;

•	Dyadic-Florida’s officers and directors replaced the persons who had, immediately prior to the Merger, been our officers and directors; and

•	we obtained a new trading symbol, “DYAD.OB”.

The Split-Off was consummated in accordance with the terms of a split-off agreement dated September 28, 2004 (the “Split-Off Agreement”) by and among us, Dyadic-Florida, Custom Craft and David Allison (“Allison”), who prior to October 29, 2004 was a member of our board of directors, our controlling stockholder, and our President, Chief Executive Officer and Secretary. Pursuant to the Split-Off Agreement, Allison acquired all of the outstanding capital stock of Custom Craft from us in exchange for 3,000,000 shares of our Common Stock, representing approximately 60% of our outstanding Shares immediately prior to the consummation of the Merger and the initial closing of the Offering. As a consequence of the Merger and the Split-Off, the only business operations we are now engaged in are those conducted by Dyadic-Florida.

In the Offering, we derived gross proceeds of approximately $25,400,000, and net proceeds of approximately $23,300,000, from the sale, at the price of $3.33 each, of 7,629,204 Investment Units. Ancillary to the Merger and the Offering, we also sold the equivalent of 367,868 Investment Units, at the price of $3.33 each (the “Co-Investment Units”), to the founder of Dyadic-Florida and now our Chief Executive Officer and the Chairman of our Board of Directors, Mark A. Emalfarb (“Emalfarb”), in exchange for his cancellation of $1,225,000 of indebtedness of Dyadic-Florida owed to him.

In the subscription documents for the initial closing of the Offering and under the Merger Agreement, we agreed to file within 60 days following the closing of the Offering, a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”) with the U.S. Securities and Exchange Commission (the “SEC”) to register for resale the Shares:

•	issued in connection with the Offering;

•	issued in connection with the sale of the Co-Investment Units;

•	issued in connection with the Merger;

•	issuable upon the exercise of the Investor Warrants; and

•	issuable under certain contracts to which Dyadic-Florida is a party and upon the exercise or conversion of stock options, warrants and convertible securities of Dyadic-Florida we assumed incident to the Merger.

We filed a Current Report on Form 8-K dated October 29, 2004 (the “Merger 8-K”) to report the foregoing transactions. See the Merger 8-K for more details regarding these transactions. The Merger 8-K also contains a description of the business and operations of Dyadic-Florida, its financial obligations, capital stock, management and executive compensation.

Results of Operations

The following comparison of our results of operations for the nine months ended September 30, 2004 to those for the nine months ended September 30, 2003 refer to our results of operation prior to consummation of the Merger and related transactions and, accordingly, consist primarily of the results of operations associated with expenses related to our SEC filings, merger and acquisition activity, and other continuing operating expenses. Results of operations associated with our former sole operating subsidiary, Custom Craft, are reflected in our statement of operations as a discontinued operation. Our future periodic reports containing our financial statements will include the results of operations of Dyadic-Florida. The Merger and related transactions will be treated, for accounting purposes, as a reverse merger with Dyadic-Florida being considered the accounting acquirer. As required by applicable SEC rules, we plan to file, as an amendment to the Merger 8-K, the financial statements for Dyadic-Florida, including audited financial statements for the year ended December 31, 2003 and unaudited interim financial statements for the nine month periods ended September 30, 2003 and 2004, as soon as they are available, but in any event no later than January 12, 2005.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Professional fees decreased to $89,880 for the nine months ended September 30, 2004, from $122,117 for the nine months ended September 30, 2003. In the 2004 period, we incurred legal and accounting expenses related to our merger activity and SEC filings. In 2003, professional fees, primarily legal and accounting fees, were incurred by us as a result of the costs of the registration statement filed by us in 2003.

General and administrative expenses decreased to $16,656 for the nine months ended September 30, 2004 from $29,003 for the nine months ended September 30, 2003. The decrease was due to decreased corporate activity in 2004.

For the nine months ended September 30, 2004, we incurred interest expense of $1,597 related to our loan payable.

For the nine months ended September 30, 2004, loss from discontinued operations was $5,314 as compared to a loss from discontinued operations of $6,391 for the nine months ended September 30, 2003. Losses from discontinued operations related to our former sole operating subsidiary, Custom Craft, which was sold on October 29, 2004.

Net loss for the nine months ended September 30, 2004 was $113,432, compared to a net loss of $157,511 for the nine months ended September 30, 2003. This decrease in net loss is due primarily to decreased operating expenses.

Liquidity and Capital Resources

Since inception, we have financed our operations with cash flow from operations and from the private sale of our common stock. In September 2004, we borrowed $73,209 from a third party for working capital purposes.

Net cash used in operating activities was $84,484 for the nine months ended September 30, 2004 compared to net cash used in operating activities of $115,438 for the nine months ended September 30, 2003. This decrease is primarily attributed to the decrease in net loss for the period.

Net cash provided by (used in) financing activities was $73,209 for the nine months ended September 30, 2004 compared to ($2,800) for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we received proceeds from a loan payable of $73,209. For the nine months ended September 30, 2004, we repaid a related party $2,800.

Dyadic-Florida has incurred net losses during each of the last two years. Because of the nature of Dyadic-Florida’s research and development efforts, we believe that such losses will continue in 2004. In addition, Dyadic-Florida’s future capital requirements will be substantial. After the end of the quarter ended September 30, 2004, we closed a private placement Offering in which we derived net proceeds of approximately $23,300,000. As a result, we believe we have sufficient capital to fund Dyadic-Florida’s operations and meet its obligations for the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. We believe that the application of these policies on a consistent basis has enabled us to provide useful and reliable financial information about our operating results and financial condition.

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

Item 3. Controls and Procedures

Our current principal executive officer and principal financial officer were not our principal executive officer and principal financial officer on September 30, 2004. In connection with the Merger, our current principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As part of this evaluation, they relied on representations in the Merger Agreement, the Split-Off Agreement, the agreement with the placement agents, the closing documents thereunder, including closing certifications from our prior principal executive officer and principal financial officer regarding these disclosure controls and procedures, and representation letters from prior management to our accountants, as well as the due diligence conducted by Dyadic-Florida and its advisors. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

Except as reported in the Merger 8-K, there were no sales by us of unregistered equity securities during the quarter ended September 30, 2004. We completed the Offering on November 4, 2005. The Merger 8-K discloses how many Investment Units we had sold in the initial closing of the Offering. Subsequent to that closing and in completion of the Offering, we sold an additional 48,891 Investment Units, consisting of 48,891 Shares and Investor Warrants to purchase 24,446 Shares. These securities were offered and sold by us in reliance on the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The investors were all “accredited investors” as that term is defined under Regulation D. The investors were all provided a confidential private offering memorandum and executed individual subscription agreements in which they made representations regarding their sophistication and qualification as accredited investors.

The placement agents for the Offering were Brean Murray & Co., Inc. and Sanders Morris Harris, Inc. The total sales commissions paid to the placement agents were $1,650,000 in cash and the issuance of Investor Warrants to purchase 247,730 Shares and a separate class of warrants to purchase an aggregate of 495,460 Shares, at an exercise price of $3.33 per Share. The Investor Warrants are exercisable at $5.50 per share. All warrants expire on October 29, 2009. The foregoing securities were issued to the placement agents as compensation for their services in connection with the Offering and in reliance on the exemptions from registration provided by Regulation D and Section 4(2) of the Securities Act. The number, terms and exercise price of the foregoing securities were privately negotiated between the Registrant, Dyadic-Florida, the placement agents and their respective legal counsel.

This report does not constitute an offer to sell or a solicitation of an offer to purchase any of our securities. The securities described in this Item 2 have not been registered under the Securities Act, and these securities may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements.

Item 4. Submission of Matters to a Vote of Security Holders

On September 28, 2004, David R. Allison, the record holder of 3,000,000 shares of our Common Stock, signed two written consents in lieu of special meetings of our stockholders. These consents related to matters approved by our Board of Directors and submitted to our stockholders for approval by consent. Mr. Allison’s shares represented 60% of our outstanding shares of Common Stock on that date. By these consents, our stockholders approved the following matters:

•	the Offering and related subscription agreements and offering memorandum;

•	the Merger Agreement and its exhibits;

•	the amendment and restatement of our certificate of incorporation to be effective incident to the Merger;

•	the amendment and restatement of our bylaws to be effective when the amended and restated certificate of incorporation became effective;

•	the agreement with the placement agent for the Offering; and

•	the Split-Off and the Split-Off Agreement.

The descriptions of the Merger Agreement, Offering, Split-Off and Split-Off Agreement are incorporated by reference into this Item from Item 2 of Part I of the Report. The descriptions of the amendments and restatements of our certificate of incorporation and bylaws are incorporated by reference into this Item from Item 5.03 of our Form 8-K Current Report dated October 29, 2004.

Item 6. Exhibits

(a)    Exhibits:
Exhibit Number	Description of Exhibit
2.1
Agreement of Merger and Plan of Reorganization dated as of September 28, 2004 by and among Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Dyadic International, Inc. (f/k/a CCP Worldwide, Inc.) and CCP Acquisition Corp. (incorporated by reference from Form 8-K Current Report filed September 30, 2004)

**2.2
Split-Off Agreement dated September 28, 2004, by and among Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Dyadic International, Inc. (f/k/a CCP Worldwide, Inc.) and Custom Craft Packaging, Inc.

**3.1	Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
**4.1	Form of Common Stock Certificate
**4.2	Form of $5.50 Common Stock Purchase Warrant
**4.3	Form of $3.33 Common Stock Purchase Warrants issued to Placement Agents

Exhibit Number	Description of Exhibit

**4.4	Form of Bridge Loan Warrants
**4.5	Form of Stock Option representing aggregate right to purchase 65,000 shares of Common Stock
**10.1	Cooperation and License Agreement dated August 12, 2003 between Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and TNO Nutrition and Food Research Institute
**10.2	Development Agreement dated July 30, 2004 between Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and Bio-Technical Resources Division of Arkion Life Sciences LLC
**10.3	Commercial Land Purchase and Sale Agreement dated July 31, 2004 between Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and F&C Holdings, LLC
**10.4
Investors’ Rights Agreement dated March 24, 2004 among the Mark A. Emalfarb Trust, the Francisco Trust, Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and other shareholders, as amended and assumed by Registrant

**10.5	Employment Agreement dated April 1, 2001 between Mark A. Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant
**10.6	Employment Agreement dated May 26, 2000 between Ratnesh (Ray) Chandra and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant
**10.7.1
Confidential Information, Inventions Assignment and Non-Compete Agreement dated May 21, 2001 between Mark Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant

**10.7.2
Confidential Information, Inventions Assignment and Non-Compete Agreement dated May 21, 2001 between Ray Chandra and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant

Exhibit Number	Description of Exhibit

**10.7.3
Confidential Information, Inventions Assignment and Non-Compete Agreement dated May 21, 2001 between Kent Sproat and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant

**10.7.4
Confidential Information, Inventions Assignment and Non-Compete Agreement dated September 4, 2001 between Richard Burlingame, Ph.D. and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant

**10.7.5
Confidential Information, Inventions Assignment and Non-Compete Agreement dated March 27, 2003 between Thomas Bailey and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant

**10.7.6
Confidential Information, Inventions Assignment and Non-Compete Agreement dated May 21, 2001 between Alexander (Sasha) Bondar and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant

**10.8.1	Indemnification Agreement dated August 19, 2001 between Mark A. Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant
**10.8.2	Indemnification Agreement dated August 19, 2001 between Stephen J. Warner and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant
**10.9	Dyadic International, Inc. 2001 Equity Compensation Plan, as amended and assumed by Registrant
**10.10
Subordinated Promissory Note dated May 30, 2001 made by Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of the Mark A. Emalfarb Trust in the original principal amount of $750,766, as assumed by Registrant

**10.11
Subordinated Promissory Note dated May 30, 2001 made by Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of the Francisco Trust in the original principal amount of $664,838, as assumed by Registrant

**10.12
Revolving Note dated May 29, 2003 made by Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of the Mark A. Emalfarb Trust in the original principal amount of $3,000,000, as assumed by Registrant

Exhibit Number	Description of Exhibit

**10.13	Security Agreement dated May 29, 2003, between the Mark A. Emalfarb Trust and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended
**10.14	Inducement and Amending Agreement dated August 19, 2004 among the Mark A. Emalfarb Trust, the Francisco Trust and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.)
**10.15
Contract Manufacturing Agreement dated October 27, 1999 between Polfa Tarchomin, SA and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended by Amendments dated May 8, 2000 and February 10, 2004 and letters dated February 11, 2004

**10.16	Indemnification and Escrow Agreement dated September 28, 2004 among Vitel Ventures, Mark Tompkins, Registrant and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.)
**10.17	Form of Subscription Agreement from investors in private placement Offering
**10.18
Agreement dated October 21, 1998 among Geneva Investment Holdings Limited, a wholly-owned subsidiary of Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Robert B. Smeaton and Raymond Chih Chung Kwong, as amended by Agreements dated January 17, 2000 and July 8, 2002

**10.19
Lock-Up Agreements from each of the Mark A. Emalfarb Trust and Mark A. Emalfarb; the Francisco Trust; Mark Tompkins and IVC Group; Ratnash Chandra; Richard Burlingame; Rufus Gardner; Kent Sproat; Thomas Bailey; and Alexander Bondar

10.20
Indemnification Agreement dated as of September 28, 2004 among Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Dyadic International, Inc. (f/k/a CCP Worldwide, Inc.), Tom Shute, Roy Provencher and David R. Allison

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________
** Incorporated by reference from Form 8-K Current Report dated October 29, 2004, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

Dated: November 15, 2004	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer

21