Form 10KSB
period 2004-12-31
DYADIC INTERNATIONAL INC
filed 2005-04-15
CIK 1213809

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark one)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004
                   -------------------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        ---------------- ----------------

                        Commission file number 333-102629

                           ---------------------------

                           Dyadic International, Inc.
          -------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                 45-0486747
              --------                                 ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

    140 Intracoastal Pointe Drive, Suite 404
              Jupiter, FL 33477                     (561) 743-8333
              -----------------                     --------------
       (Address of principal executive            (Telephone Number)
        offices including Zip Code)

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $16,740,847

The aggregate market value of the registrant's common stock held by non-affiliates other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock based on the closing price on the Over-the-Counter Bulletin Board as of April 8, 2005 ($2.85), was approximately $33,807,000.

As of April 8, 2005, there were 22,241,105 shares of registrant's common stock outstanding, par value $.001 (including 300,300 shares held in escrow).

The information called for by Part III, Items 9, 10, 11, 12 and 14 is incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

Transitional Small Business Disclosure Format (Check One): Yes ___; No X

                                TABLE OF CONTENTS
PART I

ITEM 1.    DESCRIPTION OF BUSINESS..........................................   3
             Forward Looking Statements
             The Company
             Our Markets
             Dyadic's Products and Services
             Dyadic's Strategy
             Research and Development
             Manufacturing and Production
             Sales and Marketing
             Employees
             Competition
             Intellectual Property
             Governmental Regulation
             Risk Factors that May Affect Future Results

ITEM 2.      DESCRIPTION OF PROPERTY........................................  35

ITEM 3.      LEGAL PROCEEDINGS..............................................  36

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  36

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......  36

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................  37

             General
             Results of Operations
             Liquidity and Capital Resources
             Off Balance Sheet Arrangements
             Critical Accounting Policies and Estimates

ITEM 7.      FINANCIAL STATEMENTS...........................................  47

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES...........................  47

ITEM 8A.     CONTROLS AND PROCEDURES........................................  47

ITEM 8B.     OTHER INFORMATION..............................................  47

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............  48

ITEM 10.     EXECUTIVE COMPENSATION.........................................  48

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.................................................  48

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  48

ITEM 13.     EXHIBITS.......................................................  48

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................  48

                                     PART I

      The term "the Company", "Dyadic", "we", "us" or "our" refers to Dyadic International, Inc., unless the context otherwise implies.

      We obtained statistical data, market data and certain other industry data and forecasts used throughout this Annual Report on 10-KSB from market research, publicly available information and industry publications. Industry publications generally state that they obtain their information from sources that they believe to be reliable, but they do not guarantee the accuracy and completeness of the information. Similarly, while we believe that the statistical data, industry data and forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information. We have not sought the consent of the sources to refer to their reports in this Annual Report.

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue," "project," "plan," "shall," "should," and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of our Company to be materially different from those that may be expressed or implied by such statements. The factors listed in the section entitled "Risk Factors that May Affect Future Results", as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

      You can learn more about the Company by visiting our website at www.Dyadic-Group.com. Information on the website is neither incorporated into, nor a part of this report. We encourage you to read this and other reports filed by the Company with the Securities and Exchange Commission. Dyadic will provide you with a copy of any or all of these reports (except exhibits) at no charge. You may read and copy any reports, statements or other information that we file at the SEC's public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the public reference facilities. The SEC maintains a web site, http://www.sec.gov., that contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including Dyadic. The Company's SEC filings are also available to the public from commercial document retrieval services.

The Company

Merger

      The Company was organized under the name CCP Worldwide, Inc., as a Delaware corporation on September 23, 2002. On October 29, 2004, we completed the merger of our newly created and wholly owned subsidiary, CCP Acquisition Corp., a Florida corporation, with and into a Florida corporation formerly known as Dyadic International, Inc., which was the surviving corporation of the Merger and became our wholly owned subsidiary. Following the Merger, our new subsidiary changed its name to Dyadic International (USA), Inc. ("Dyadic-Florida") from Dyadic International, Inc., and the Company's name was changed to Dyadic International, Inc. from CCP Worldwide, Inc.

      In connection with the Merger: we disposed of our then sole operating subsidiary, Custom Craft Packaging, Inc., which is engaged in the packaging business, in a sale of all of the shares of that subsidiary to its founder; all of the then officers and directors of the Company resigned from their positions and were replaced with Dyadic-Florida's officers and directors; and Dyadic-Florida became our sole operating subsidiary. For accounting purposes, the Merger was accounted for in a manner identical to a reverse acquisition of the Company by Dyadic-Florida, except that no goodwill or other intangible assets have been recorded. Accordingly, Dyadic-Florida was deemed to be the accounting acquirer of the Company because the former stockholders of Dyadic-Florida became the owners of a majority of the Company's issued and outstanding shares of common stock after the Merger, inclusive of shares of common stock issued in the initial closing of the private placement of the Company's securities on the same date as the Merger. For reporting purposes, the transaction is equivalent to the issuance of stock by Dyadic-Florida for the net monetary assets of the Company, which after the transactions effected on October 29, 2004 were nil, accompanied by a recapitalization.

General

      We are a biotechnology company engaged in the development, manufacture and sale of enzymes, other proteins, peptides and other bio-molecules derived from genes, and the collaborative licensing of our enabling proprietary technologies. We use our proprietary technologies to develop and manufacture biological products, and intend to collaboratively license them for research, development and manufacturing of biological products, for two categories of applications:

      o enzymes and other biological products for a variety of industrial and commercial applications, which we refer to as our Enzyme Business; and

      o human therapeutic proteins for use by pharmaceutical and biotechnology companies in pre-clinical and clinical drug development applications and commercialization following drug approval, which we refer to as our BioSciences Business.

      We have developed and use a number of proprietary fungal strains to produce enzymes and other biomaterials, but the one on which we have principally focused is a patented system for protein production, or protein expression, which we call the C1 Expression System. This System is based on our patented Chrysosporium lucknowense fungus, known as C1, as its host production organism. (A host production organism is an organism which has been genetically altered to express genes to produce targeted protein products.) We discovered the C1 microorganism in the mid-1990's and initially developed it, without the application of molecular biology, to produce neutral cellulases for our textile manufacturing customers. By 1998, we began to apply molecular genetics and other proprietary biotechnology tools to C1 to create a technology, which we refer to as the C1 Host Technology. The C1 Host Technology, once fully developed, is expected to be capable of performing:

      o     two screening functions for:

            o     the discovery of genes and the proteins they express; and

            o the identification of improved protein variants resulting from modifications to their genes; and

      o     three expression functions for:

            o the expression of proteins in commercial volumes for industrial enzyme applications;

            o the expression of human therapeutic proteins in small volumes for pre-clinical and clinical testing for drug development applications; and

            o the expression of human therapeutic proteins for drugs in commercial volumes.

We have been, over the last several years, principally focused on the expression capabilities of the C1 Host Technology. These efforts culminated in our first commercially successful application - our C1 Expression System.

      Using the C1 Expression System, as well as other biological systems, our Enzyme Business develops and produces commercial quantities of enzymes for sale to textile, pulp and paper, animal feed, chemical, agricultural, and other industries. These industries, in turn, use our products to enhance their own products or to improve production efficiency. In 2003, we began to use our C1 Expression System and other proprietary technologies to complete the development and market roll-out of several new and higher profit margin industrial and agricultural enzyme products, including for example: LTC CONC, MPE, NCE 2X, Fibrezyme LBL, Fibrezyme LDI, Fibrezyme LBR, and Xylanase 2XP CONC which have largely been responsible for our growth in revenues between 2001 and 2004. We currently sell more than 45 liquid and dry enzyme products to more than 150 industrial customers in 50 countries.

      We believe, however, even larger market opportunities exist for our C1 Expression System. For example, we believe our C1 Expression System can be successfully harnessed to help solve the protein expression problem confronting the global drug industry - the difficulty, despite enormous historic investment, of cost-effectively and expeditiously harnessing existing genomic knowledge to develop new specialized biological products, or therapeutic proteins. For the past five years, we have been developing our C1 Expression System to serve the drug industry in the discovery, development and production of human therapeutic proteins, with our primary focus on enabling pharmaceutical and biotechnology companies to not only successfully carry on the development of drugs from their gene discoveries, but also to manufacture those drugs at economically viable costs. Still in the development stage, we refer to these activities as our BioSciences Business. These activities have thus far generated nominal revenues of only $150,000 in 2003 and generated no revenues in 2004.

      We have also been developing the screening potential of our C1 Host Technology for gene discovery and the identification of protein variants resulting from modifications to their genes, which we refer to as our C1 Screening System. These efforts have included our purchase of state-of-the-art robotics equipment and a collaborative partnership with a Netherlands-based scientific organization, TNO Quality of Life (f/k/a TNO Nutrition and Food Research Institute), and the establishment of a wholly-owned subsidiary, Dyadic Nederland BV, to develop a fully-automated high throughput screening system, or HTS System. We believe that if our BioSciences Business' application of our C1 Expression System and our C1 Screening System can each be perfected, we will be able to offer a potentially unique end-to-end solution for drug companies: a single host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development that would greatly increase drug development efficiency, economy and speed to market. By the same reasoning, we believe that the C1 Host Technology is expected to benefit the development of industrial or specialty enzyme products by allowing discovery, improvement, development and large-scale manufacturing in a single host organism, which should result in shorter inception to commercialization time and greater probability of success.

      Currently, we own three issued U.S. patents and 57 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

History of Dyadic

      The Company's operating subsidiary, Dyadic International (USA), Inc. ("Dyadic-Florida"), was founded by Chief Executive Officer, Mark A. Emalfarb, in 1979, and was throughout the 1980's a leading supplier of both domestic pumice stones and pumice stones imported from overseas for use in the stone washing of denim garments. In the 1990's, we evolved from serving only the denim industry to the development and manufacture of specialty enzymes and chemicals and, by 1995, were generating revenues of approximately $8,500,000 and annual profits of approximately $1,300,000. In the mid-1990's, we discovered the C1 microorganism in connection with our efforts to develop improved industrial enzymes. By 1998, we began investing significant financial resources in the application of molecular genetic technology to the development of the C1 Host Technology.

      In the first half of 2001, we raised capital of approximately $13,635,000, prior to expenses of approximately $200,000, largely to fund the development of our C1 Screening System. At that time, we thought we were within one year of being able to find collaboration partners to help us complete its development, though we continued to develop our C1 Expression System. However, between 2001 and 2003, even as our Enzyme Business began to grow rapidly, we experienced a major shift in market demand for our C1 Screening System. First, we found that large pharmaceutical companies, frustrated by lack of success with some of their investments in unproven screening technologies like our C1 Screening System, began requiring unprecedented levels of accumulated scientific data as a pre-condition to partnering with us. Second, we found that the interest of these large pharmaceutical companies had moved away from gene discovery and screening applications, to an interest in the expression of therapeutic proteins for pre-clinical testing, clinical trials and drug commercialization.

      We adjusted our strategy accordingly, and between May 2003 and March 2004, we began to focus principally on our C1 Expression System, even as we continued to develop our C1 Screening System and related HTS hardware and assemble more scientific data to support our claims regarding that System's potential. During this interval of time, we also continued to grow our Enzyme Business, as we used our C1 Expression System and other proprietary technologies to successfully develop several industrial enzymes, while continuing to seek equity financing.

      Between April and July 31, 2004, we raised common equity capital of approximately $4,735,000, prior to expenses of approximately $118,000, through a private placement. Between October 1 and November 4, 2004, we raised additional common equity capital of approximately $25,400,000, prior to estimated expenses of approximately $2.7 million, in a private placement we conducted companion to the merger of our wholly owned subsidiary into Dyadic-Florida, in which its shareholders received shares of our stock representing a majority of our outstanding shares.

      We derive almost all of our revenues from the conduct of our Enzyme Business, and have thus far generated only nominal revenues from our conduct of our BioSciences Business. We have incurred losses every year since we began developing our C1 Host Technology, in 1999. Those losses resulted primarily from expenses associated with research and development activities and general and administrative expenses. To become profitable, we must continue to grow our Enzyme Business, and generate income from the conduct of our BioSciences Business, either directly or through potential future license agreements and collaborative partnerships with drug companies.

Our Future

      Despite our Enzyme Business' history of revenue generation and growth, the combination of its reliance upon the expansion of the capabilities of our C1 Expression System and the early-stage, developmental nature of our BioSciences Business require that we be characterized as an early-stage company. Our conduct of the BioSciences Business is subject to the risks customarily attending the operations of any early-stage company, including the development of new technologies and products, the assembly and development of production and R&D capabilities, the construction of channels of distribution and the management of rapid growth. We expect to continue to spend significant amounts to fund R&D and enhance our core technologies. As a result, we expect to have significant future capital requirements and continue to incur losses as we develop the C1 Expression System, complete development of the C1 Screening System, and build other required infrastructure to exploit our C1 Host Technology, our C1 Expression System and our C1 Screening System. Our BioSciences Business has not achieved, and may never achieve, profitability. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our expected cash resources to fund our operations through the end of 2006. There can be no assurance that our efforts with regard to these objectives will be successful.

      As noted above, between October 1, 2004 and November 4, 2004, we raised additional common equity capital of approximately $25,400,000 prior to expenses of approximately $2.7 million, in a private placement. We believe that we have sufficient equity capital to fund our operations and meet our obligations through the end of 2006. If we are unable to fund these requirements, our business could be seriously harmed.

Our Markets

Enzymes

      Industrial manufacturers and the agricultural and food sectors have long used biological products, such as proteins, enzymes, peptides and other bio-molecules, to enhance the functionality or durability of their products and to improve production yields and efficiency. As examples:

      o the textile industry uses enzymes to soften and fade denim, as well as to prevent pilling and improve smoothness, softness and color brightness of cotton and other cellulosic fabrics;

      o pulp and paper manufacturers use specialty enzymes as substitutes for harsh chemicals and other additives in bleaching and de-inking to improve whiteness, brightness and fiber strength, to increase production rates and to decrease wastewater treatment burdens;

      o agricultural companies use biological products to increase and enhance crop traits and yields and to encourage disease resistance;

      o animal feed producers use biological products to improve the nutritional value of animal feeds and to improve production efficiency; and

      o other industries, including starch processing, cosmetics, detergents, flavorings and bio-fuels, also use enzyme products for a wide variety of applications.

It is our understanding that the current potential market for biological products in the industrial, chemical and agricultural sectors exceeds $100 billion. We are also aware of estimates of the size of the industrial enzyme market of between $2.0 and $3.6 billion.

BioSciences

      Pharmaceutical companies have also taken note of the emerging importance of cost-effective, enabling production of therapeutic proteins in the drug R&D process. Drug development is an expensive, time-consuming and risky process. Burrill & Co. and the Pharmaceutical Research and Manufacturing Association estimate that biopharmaceutical companies spent approximately $49.3 billion on R&D in 2004. Of the potentially hundreds of thousands of compounds screened in a drug discovery program, less than 1 in 1,000 will become new drug candidates and only about 20% of these will complete human clinical trials and receive regulatory approval. Only about 30% of drugs that are commercialized ever recover their development costs. Pharmaceutical and biotechnology companies have realized that to stay competitive and meet their goals for growth, they will have to increase significantly the number of new drugs introduced each year and employ new, sophisticated biotechnologies to increase the probability of success in R&D. Because government agencies rigidly define and highly regulate the pre-clinical and clinical trial phases of the development of new drugs, drug companies can impose little control over the costs of these phases. As a result, drug companies are increasing their focus on the drug discovery stage to enhance productivity and reduce costs.

      The biopharmaceuticals market has progressed significantly since 1982 when the first biopharmaceutical product, recombinant human insulin, was launched. Now, over 120 biopharmaceuticals are marketed around the world, including nine "blockbuster" drugs, such as EPO and Factor VIII. From information published by pharmaceutical market consulting firms such as IMS Health, Inc., Dyadic understands the total market for such drugs to be currently valued at approximately $41 billion or nearly 10% of the world pharmaceuticals market, and it has been growing at an annual growth rate of 21% over the past five years. With over one-third of all pipeline products in active development being biopharmaceuticals, the biopharmaceutical segment could continue to outperform the total pharmaceutical market and reach $100 billion in annual sales by the end of the decade. We believe that this growth is fueled by many factors, including the following:

      o Most biological processes in the human body are carried out by proteins. Therefore, a significant amount of current R&D activity is focused on finding therapeutic proteins which could be cures for various human diseases. This has resulted in approximately 500 therapeutic proteins, or biopharmaceuticals, currently under active development.

      o With the complete sequence of the human genome now available, many new human genes have been identified, and based on this knowledge companies are finding new promising drug targets.

      o Due to the shorter path to drug development for biopharmaceuticals as compared to small molecules, pharmaceutical companies are now more focused on biopharmaceuticals than before.

      o With many large biopharmaceutical proteins and the manufacturing processes for producing them losing patent protection, drug companies are developing modified versions of these molecules using alternative, more efficient production hosts.

      It is our understanding that roughly one-third of the nearly 500 therapeutic proteins under active development could be targets for expression in a suitable host production organism. We also believe that number is likely to increase significantly as new biopharmaceuticals are added to the pipeline of drug companies every year. However, while many potential products are being developed, it is not clear how they will be produced, often due to the drug companies' inability to find a suitable host to recombinantly produce the target protein for animal and human testing and/or commercial launch at a viable cost. We believe that many pharmaceutical research programs at these companies have been put on hold or canceled due to these problems.

      To solve this dilemma, a number of existing biotechnology companies have developed expertise in the discovery, optimization and/or expression of novel genes, proteins, enzymes and other biologically active molecules. Nevertheless, such companies have experienced extraordinary difficulties in producing sufficient quantities of proteins from genes for use in laboratory and clinical testing and, subsequently, in commercializing drug product leads through low cost, high volume production. Thus, despite the extraordinary investment in genomic research over the past decade and the attendant increased number of available therapeutic protein targets, the pharmaceutical industry has not yet experienced a commensurate improvement in the speed of drug discovery and development, nor any significant decrease in its cost, due in significant part to the inability of current protein production methods to create sufficient quantities of biological products on demand.

Alternative Technologies

      Proteins are made by "translating" or "expressing" genes. Genes are the basic units of heredity and are found in DNA, a fundamental molecule found in the cells of all living organisms. DNA consists of a code of instructions by which each gene encodes a specific protein. These proteins are the functional molecules that control the processes of living cells. The tremendously large number of different proteins and protein combinations accounts for the extraordinary biodiversity of living things in the world. Some of these proteins have properties or characteristics which offer great functional and commercial utility. For example, one class of protein - enzymes - can be used to catalyze reactions that are difficult to perform using traditional chemistry and/or employ much milder and less energy-intense conditions. Enzymes can be used in various industrial processes to replace harsh chemicals and save energy, in foods and feeds to improve their nutritional quality, and to generate fuels from renewable resources. Other types of proteins can be used as therapeutic drugs to improve the health of patients afflicted with debilitating conditions, such as, for example, insulin for diabetics. It is this diversity of properties that cause proteins, enzymes and other biomaterials to have such great potential to impact our lives.

      Traditional methods of discovering proteins do not utilize a DNA-based approach, but are accomplished by screening biological extracts or culturing microorganisms for the activity of interest. Once a biological activity of interest is identified, purification is performed and the relevant protein is isolated. This process is followed by the difficult and time-consuming task of determining the biochemical properties of the molecule, which requires producing sufficient quantities of the molecule by generating and purifying a sample in the laboratory. Because relatively few proteins have been successfully produced in the laboratory, only a small fraction of the billions of different proteins and their corresponding genes have been classified, or characterized. Among the reasons for this modest number of characterized proteins are the generally small quantities produced in native organisms and tissues, the difficulty of isolating and purifying these small quantities, and the difficulty in obtaining organisms that produce large amounts of proteins of interest. In consequence, the universe of potentially useful biomaterials derived from the world's biodiversity remains largely untapped.

      Despite the tremendous utility of proteins, there are limitations on their use. Proteins generally are functional only under specific conditions of temperature, pH, and salinity. Outside of those conditions, the proteins may not be functional or stable. In order to overcome these limitations, proteins are often sought from organisms that live in extreme environments - high temperature, acid or alkaline, and high salt environments, for example. Another way to obtain proteins with improved properties outside their normal operating conditions is to introduce variations in the laboratory. The genetic sequence corresponding to the protein can be studied and genetic variation may be introduced in an attempt to modify its functional properties through a process known as molecular evolution. The generation of improved variants has, to date, remained inefficient and laborious. Once genetic variants are created, the improved molecules must be selected from large numbers of variants to find those with the desired properties. This selection process requires the ability to quickly screen large numbers of genes to distinguish the improved versions.

      Through the application of recombinant DNA molecular methodology, scientists can now insert genes from one organism into another and direct the production of a desired bio-molecule encoded by the gene. Once a desired gene is found and optimized, commercial production requires the insertion of the gene into a production system, or host production organism that has been adapted to express the gene and produce proteins from that gene. However, genes encoding unique bio-molecules may not be able to be expressed and commercially produced in traditional systems.

      At an enormous cost, drug companies have attempted to use a number of different protein discovery and expression systems to assist with drug discovery, each of which, we believe, suffers from significant limitations.

            Bacterial Expression Systems: Bacterial expression systems cannot express many of the native genes from eukaryotic sources, which consist of larger cells from higher order organisms that encompass linear DNA strands associated with proteins to form true chromosomes, primarily due to their inability to appropriately process introns, the portions of genetic sequences not involved in coding for protein. In addition, bacteria are unable to perform glycosylation - the process of attaching sugar molecules in the correct arrangement as required to translate many eukaryotic genes into functional, active proteins.

            Yeast Expression Systems: Yeast systems are not able to express many native eukaryotic genes as effectively as filamentous fungal systems due to hyperglycosylation and ineffective intron processing.

            Filamentous Fungal Expression Systems: Most fungi have the capability of expressing and secreting higher levels of protein per unit volume in fermentors than either bacteria or yeast, but yields are still low without significant development work on the host. In addition, these systems also have glycosylation issues similar to those in yeast, and their high viscosity makes commercial scale-up difficult. Moreover, most fungi are cultivated at acidic conditions, which can lead to instability of some human proteins, as these conditions are not the normal physiological conditions under which those proteins are stable. The biological properties of commercial fungal expression systems also typically result in dense mats of fibers and highly viscous cultures that are difficult to work with, especially in the small volumes required for high throughput screening. In industrial fermentations, the agitation necessary to adequately mix and aerate viscous cultures introduces large shear forces to the fermentation broth, making the production of shear-sensitive proteins difficult or impossible.

            Transgenic Plants and Animal Systems: Transgenic plants and animals have long development time lines. While scale up is relatively easily achieved by raising larger herds or planting more acreage, the ability to produce product on demand is limited, especially in plants. Also, containment is an issue, especially for pharmaceuticals where there are strict regulations regarding consistency and efficacy.

            Insect Cell Systems: Insect cell systems have many of the advantages of mammalian cells - for example, the ability to glycosylate proteins in a similar fashion. However, insect cell cultures are more difficult to scale up and do not produce the high protein yields that fungal cultures do. Also, permanent cell lines are difficult to maintain.

Due to the shortcomings of these current technologies, drug companies have been plagued by substantial capital spending requirements due to the expensive nature of the fixed assets required to manufacture biological products, including very expensive fermentation and purification equipment, shortfalls in manufacturing capacity, high cost and low yield production, significant labor intensive and costly research, and significant delays in bringing drugs to market.

Dyadic's Solution

      We have developed a protein expression system - our C1 Expression System - which we are now successfully using in our Enzyme Business. However, we believe our C1 Expression System, in combination with our successful development of the C1 Screening System, will eventually permit drug companies to fill major gaps in the drug development process by having both an available gene discovery library and a single suitable host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development. By the same reasoning the C1 Host Technology is expected to benefit the development of industrial or specialty enzyme products by allowing discovery, improvement, development and large-scale manufacturing in a single host organism, resulting in shorter inception to commercialization time and greater probability of success.

      Our patent protected C1 Expression System is based on Chrysosporium lucknowense, or C1, a fungal host production organism with superior genetic and fermentation characteristics that we discovered, developed and patented for use in manufacturing of cellulase enzymes for applications in the textile industry. We first encountered C1 during the course of a program to develop a cellulase enzyme for textile manufacturing applications. Out of that program, we developed C1 strains and processes which resulted in a several hundred fold increase in protein production, compared to those originally obtained with the culture isolated from nature. The characteristics of the C1 organism, which we believe to be unique, and the competitive need for a proprietary fungal expression system motivated us to apply molecular genetic technology to the further development of C1. The morphology of the C1 culture, which we believe to be unique, allows the use of culture conditions that are not normally attainable with fungi and which lead to increased protein yields and more protein-friendly production processes. This ability to grow under non-acidic and low viscosity in culture conditions allows the production of acid-sensitive and shear-sensitive human proteins that may otherwise be unstable under typical fungal fermentation conditions.

      We believe that our C1 Expression System is particularly advantageous in the rapid development of new biological products from genes and in the commercial-scale production of various biological products at economically viable costs, using a single host organism. As the following table indicates, we believe our C1 Expression System overcomes many of the limitations of existing commercial expression methods by offering significant advantages in expressing certain classes of proteins.

                                                 Capabilities of Current Expression Systems
---------------------------------------------------------------------------------------------------------------------------------
                           Mammalian        Bacterial            Yeast             Insect
                             Cells           Systems              Cell              Cell           Other Fungi          C1
                             -----           -------              ----              ----           -----------          --
Intron                        Yes             None              Limited             Yes               Yes              Yes
Processing

Expression of
Eukaryotic                    Yes         Very Limited          Limited             Yes               Yes              Yes
Proteins

Compatibility with            No               Yes              Limited             No                No               Yes
HTS

Glycosylation                 Yes             None         Hyperglycosylation       Yes       Hyperglycosylation      TBD*

Output Optimizable          Limited            Yes                Yes               No                Yes              Yes
for Large-Scale
Manufacturing
---------------------------------------------------------------------------------------------------------------------------------


* To be determined. The analysis of selected proteins produced by C1 shows that in those proteins, the glycan (carbohydrate) structures contain fewer sugars than do glycans typically obtained in filamentous fungi and yeast. Filamentous fungi and yeast typically produce glycans containing seven or more mannoses, a specific type of sugar. The production of glycans with large numbers of mannoses is termed "hyperglycosylation".

      We believe that our C1 Expression System offers many differentiating advantages over commonly used protein expression systems, including:

      o Use with Eukaryotic Genes; Flexibility: The C1 Expression System is the product of the C1 Host Technology out of which we believe we will also be able to develop the C1 Screening System. We believe the C1 Host Technology can spawn the C1 Screening System to discover proteins, enzymes and bio-molecules of commercial interest rapidly from eukaryotic sources, which some scientists estimate constitute up to 90% of the entire gene pool in nature, and with genes originating from prokaryotic sources. We believe that the use of a single host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development would greatly increase efficiency, economy and speed to market.

      o Greater and Faster Expression: Our C1 Expression System has the ability to express higher levels of total protein in a shorter amount of time than other eukaryotic host organisms commonly used for pharmaceutical protein production. The reduction in the number of fermentation days generally results in lower production and capital costs associated with the production of protein products.

      o Favorable Fermentation Characteristics: Our C1 Expression System operates under favorable fermentation conditions, including low viscosity and wider operating temperature and pH ranges, allowing optimal culturing under human physiological conditions, i.e. 37 degrees Celsius and neutral pH. Also, because the high levels of agitation that are necessary to provide oxygen to fungal and other microorganisms during high viscosity fermentations may destroy shear-sensitive proteins, the ability of the C1 Expression System to produce proteins under lower viscosity conditions will increase the probability of successfully producing various shear-sensitive human therapeutic proteins.

      o Acidity: The protein products of many genes, especially those of pharmaceutical interest, may be sensitive to being cultured under acidic conditions. Therefore, the ability of our C1 Expression System to produce acid-sensitive proteins under human physiological conditions will provide a greater likelihood of commercializing those proteins.

      o Favorable Glycosylation: Our C1 Expression System appears to have favorable glycosylation biochemistry compared to other fungi or yeast. The latter organisms tend to hyperglycosylate, generating proteins with 7-11 or more mannosyl residues in their glycan structures. However, no such hyperglycosylation has been observed in our C1 Expression System, suggesting that C1-produced proteins are more amenable to in vivo and in vitro approaches to glycan remodeling than those from other expression hosts.

Dyadic's Products and Services

Enzyme Business

      Our Enzyme Business addresses major needs in diverse industrial enzyme markets, including textiles, animal feed, pulp and paper, starch, food, beverage and brewing and other markets. Though we have experienced growth in our sales to the textiles market, we recognized the mature market dynamics in that segment and have chosen to diversify our revenue base by focusing on other industries.

      With the improvement in our financial position we recently embarked upon the C1 genome sequencing project with Agencourt Bioscience. We anticipate that the C1 sequencing project will be completed ahead of schedule, in Q2, 2005. We expect to be able to identify a large variety of novel commercially useful genes that were previously unavailable to us. Having access to these genes is expected to help us accelerate our product development efforts and improve the efficiencies of our C1 Host Technology for making enzymes for diverse markets, including textiles, pulp and paper, animal feed, and food.

Textiles Industry

      Historically we have had a significant market position developing, manufacturing and marketing cellulase enzymes for a variety of textile production and fabric finishing applications, including softening, fading and treating of denim garments. We offer a wide range of cellulase enzyme products for applications such as:

      o denim finishing where cellulases are used to soften and fade the denim fabric, including Rocksoft ACE series and numerous other Rocksoft series; and

      o biofinishing of cotton and cellulosics using BioACE series, which is a biofinishing process to prevent pilling and improve smoothness, softness and color brightness, and biopolishing.

      An example of a cellulosic fabric is Tencel (TM), a new high performance cellulosic fiber made by Acordis. Its inherent strength, handle properties, tendency to fibrillate, as well as its environmentally positive manufacturing processes, makes Tencel (TM) more desirable than other regenerated cellulosics. Our BioACE series, an acid cellulase derived from Trichoderma longibrachiatum, offers a cellulase that has been approved and recommended by Acordis for the treatment of 100% Tencel (TM) and its blends. Our textile enzymes are formulated in various forms, including granular, liquid, and powder.

      We continue to seek improvements in the economics and performance of our cellulases. Our ongoing research projects for the over-expression of a number of advanced enzymes for the textile industry includes cellulase endoglucanases, currently in pre-commercial stages which provide denim finishing with a soft feel and stonewashed appearance or depilling at lower cost or more favorable processing conditions.

      In 2003, using our C1 Expression System, we launched two new products, created by isolating genes and reintroducing them into our C1 host organism, to increase the productivity of the enzymes: the resulting superior product performance has both improved our profit margins and increased our revenues. One or our products, NCE2X, replaced one of our standard neutral cellulase products by offering a better and cleaner look on denim. The second product, MPE and MPL (powder and liquid forms from the same fermentation), which was launched in the fourth quarter of 2003, is being well received by the market, and is expected to make a positive contribution to our revenues in calendar year 2005 and beyond.

      The textiles market, which is characterized by low profit margins and intense competition, accounts for a majority of our current net sales. We have experienced a gradual decline in our share of that market, which we primarily attribute to (i) our previous lack of adequate resources to match the level of investment in this market being made by our competitors, and (ii) our application of a greater portion of our efforts on higher margin and larger market opportunities such as pulp & paper and animal feed. To what degree our revenues from this market will continue to decline in the future will depend not only that market's dynamics, but also on the extent of pricing pressure created by our competitors, how successful we are in developing new products, and our ability to lower our production costs. In this connection, we are exploring several product leads for improving the performance of existing products and developing new products as well as working to reduce the production costs of these products. We intend to exercise discipline over the application of resources to the textile market relative to other markets we perceive to offer the Company greater opportunity.

Pulp and Paper Industry

      Enzymes offer significant processing and environmental benefits for the pulp and paper industry. We serve this market by developing, producing and selling enzymes for bleach boosting, de-inking and bio-refining processes which provide significant increases in process efficiency and improvements in the quality of pulp or paper products, including increased strength, brightness and whiteness. In addition, our products reduce the environmental impact of the paper manufacturing processes by reducing the use of harsh chemicals and the volume of solid waste in the discharged waste water. We estimate that approximately one-quarter of the $8.0 billion pulp and paper chemicals market, including bleach boosting, de-inking and bio-refining, is available to be penetrated by our enzyme products.

      Dyadic offers three commercial products, FibreZyme LBL for bleach boosting, FibreZyme LDI for de-inking and FibreZyme LBR for bio-refining. Currently, these products are being tested by prospective customers in mill trials in various geographical areas and on varying mill furnishes. Initial data from these mill trials have thus far supported our expectations for the improved effectiveness of the enzymes. Some of the benefits of our enzymes are being seen in plant trials with new customers and in the continuing operations of existing customers such as (i) improvement in the fibre properties (e.g. increased strength, higher brightness, better drainability), (ii) energy savings (e.g. steam and electricity), (iii) lower chemical consumption (e.g. bleaching chemicals), (iv) and lower waste water treatment demand.

      We also expect to develop other enzyme products for optimization of these process improvements and to address additional pulp and paper processing problems.

Animal Feed Industry

      Dyadic provides specialty enzymes for customers who process grains such as barley, wheat and rye to produce animal feed and other related products. Many feed ingredients currently used are not efficiently digested by poultry or livestock. However, by adding enzymes to feed, the digestibility can be improved. Our feed enzymes are used as additives that allow feed producers to supplement lower cost raw materials and also to improve the efficiency of existing formulations. The main benefits of supplementing feed with enzymes, as revealed by feed trials carried out to date, are faster growth of the animal, better feed utilization, or feed conversion ratio, more uniform production, better health status and reduced environmental waste.

      Presently, we make and sell two animal feed enzyme products offered in different activity levels and formats: our Beta Glucanase BP CONC, a beta-glucanase, is used in conjunction with barley-based diets, and our Xylanase 2XP CONC, a xylanase, is used in conjunction with wheat based diets. Registration of these products in various countries is on going and is expected to help increase the distribution of our products.

      Additionally, we intend to develop other animal feed enzymes for specific diets in which highly effective enzymes are not commercially available today:

      o Enzymes to improve corn/soybean meal diets that are commonly used for poultry and swine in the U.S.;

      o Phytase, an animal feed enzyme additive that is designed to increase the absorption of organic phosphorous, lowering the environmental impact of fecal matter, and to increase the digestibility of carbohydrates as well as the promotion of weight gain in livestock.

Food Industry

      We are presently marketing products to significant markets in the food industry. We produce and sell the product CeluStar XL to the wheat starch processing plants in Europe for the production of high fructose syrups and other starch based products. This product has a competitive advantage over other enzymes through its ability to drop viscosity during the first stages of the starch production process. We produce and sell GlucoStar 400L and ViscoStar 150L to the brewing and alcohol production market in Europe. We produce and sell BrewZyme Series and FoodCel Series products to the brewing and fruit juice production markets in Europe, North and South America and Asia. China has become a large and rapidly growing market for brewing enzymes as the disposable income of its population increases. Through one of our subsidiaries, two regional distributors and one national distributor, we expect to significantly increase our rate of penetration of this market.

BioSciences Business

      We expect our BioSciences Business to generate revenue by using our C1 Expression System to enable its business partners to successfully make sufficient quantities of promising therapeutic proteins for preclinical and clinical testing, thereby improving prospects for a drug candidate's advancement from discovery through development, accelerating development time and reducing R&D costs. Relationships with business partners will vary, ranging from pure contract research, to collaborations, to strategic business partnerships such as joint ventures and product co-development and co-marketing on a project by project basis.

      When we license our technology to our customers, we anticipate that the revenues to be derived from projects will be comprised of:

      o licensing fees earned for deploying the C1 Expression System, or Technology Access Fees,

      o research reimbursement fees for the performance of project research, or Research Fees,

      o payments based on Dyadic's and/or the customer's successful achievement of Dyadic's research or customer's drug development milestones with the biological product, starting with the successful initial expression of target proteins with customer's genes, all the way to approval of the protein drug candidate by regulatory authorities, or Milestone Achievement Success Fees, and

      o royalties on those biological products that have been successfully enabled by our proprietary technologies.

      In addition, although the mix of Technology Access Fees, Research Fees, Milestone Achievement Success Fees and royalties will vary from project to project, depending on whether the customer is a biotechnology company, which involves lower Technology Access Fees and Milestone Achievement Success Fees and higher royalties, or a pharmaceutical company, which provides the opposite types of fees and payments, we contemplate that in some cases our customer may take an equity interest in us, or that we may take a joint venture interest in the biological product.

      Initially, our BioSciences Business will be focused on the C1 Expression System's performance of its role as an enabling technology for drug companies. Specifically, each project will involve a protein already characterized by the customer, or, in other words, one that has been discovered and is believed by the customer to have high commercial potential. The customer will deliver to us the gene encoding this protein. Using our C1 Expression System, we will attempt to express, or in other words produce, laboratory-testing quantities of the protein for the customer.

      We also have several other technologies under development, including our C1 Screening System, which will incorporate a high throughput screening, or HTS technology for discovery of new genes and/or screening for improved variants of previously or newly discovered genes. Should these technologies be successfully developed, they may serve as additional revenue streams for the BioSciences Business.

Dyadic's Strategy

      We are pursuing a four-part business strategy to commercialize our C1 Host Technology, which includes the C1 Expression System and C1 Host Technology, our C1 Screening System as well as the products developed using that Technology, which may be generally summarized as follows:

      o Grow our market share and penetration for existing and new enzyme products, with an emphasis on increased sales of higher margin products;

      o Leverage our C1 Expression System for commercial and industrial applications by developing new products for various industrial and commercial markets and by securing collaborator-funded R&D from third parties, and enabling us to earn milestone and royalty payments on target products expressed using the C1 Expression System;

      o Build and grow our BioSciences Business by serving as a collaboration partner and service provider to large pharmaceutical companies for promising therapeutic proteins; and

      o Exploit the power and versatility of our C1 Host Technology as well as our manufacturing capabilities, by forming strategic partnerships, such as joint ventures and product co-development and co-marketing ventures with leading companies in various industries and various parts of the world. In addition, we also hope to eventually spin-off new businesses emanating from the application of our C1 Host Technology, when we believe more value can be created for our stockholders by doing so rather than keeping them within our Company.

Enzyme Business Strategy

      Our C1 Expression System already is functional for the production of many enzymes and proteins for the industrial markets. We have already developed and manufactured a number of enzymes in large quantities using our C1 Expression System in 150,000 liter fermentors and sold those products commercially worldwide. Additionally, there are several enzymes in our R&D pipeline emanating from the C1 organism and the C1 Expression System. We expect to commercialize an even wider variety of new enzymes and proteins for the industrial markets with better functional properties and improved cost performance through our efforts, alone, and in collaboration with leading companies in industry sectors, such as pulp and paper, agricultural products for animals and humans, chemicals, textiles, and personal care products.

      Using our C1 Host Technology and capitalizing on our strong position in the textile market, our goal for our Enzyme Business is to become a top-tier provider of enzymes to broader markets, including pulp and paper, animal feed, starch, food and other markets. To accomplish this goal, we intend to:

      o Diversify sales away from the commoditized textile market to other less competitive fast-growing markets;

      o Register existing products in large new markets for sales to identified customers;

      o Discover and develop new enzyme products for new applications in existing and new markets;

      o Obtain the DNA sequence of the C1 genome. This resource is expected to facilitate the identification of many product leads from C1 genes and provide better understanding of the biochemistry and physiology of C1, enabling us to develop strategies to improve carbon flow toward proteins and other bio-molecules of interest and to rationally construct better host strains for both our C1 Expression System and our C1 Screening System;

      o Continue to expand and utilize the low-cost production capacity of our contract manufacturer;

      o     Establish additional manufacturing capacity;

      o Leverage investment in R&D to continue to improve yields and to drive revenue and profits though the launch of innovative products;

      o Add sales and technical staff to support significant marketing initiative into new industrial markets;

      o Add corporate infrastructure and staff to support projected revenue growth; and

      o Partner with leading companies to develop and manufacture enzymes and other bio-products under an appropriate business arrangement, such as joint venture, co-development and co-marketing of products.


      The textiles market, which is characterized by low profit margins and intense competition, accounts for a majority of our current net sales. We have experienced a gradual decline in our share of that market, which we primarily attribute to (i) our previous lack of adequate resources to match the level of investment in this market being made by our competitors, and (ii) our application of a greater portion of our efforts on higher margin and larger market opportunities such as pulp & paper and animal feed. To what degree our revenues from this market will continue to decline in the future will depend not only that market's dynamics, but also on the extent of pricing pressure created by our competitors, how successful we are in developing new products, and our ability to lower our production costs. In this connection, we are exploring several product leads for improving the performance of existing products and developing new products as well as working to reduce the production costs of these products. We intend to exercise discipline over the application of resources to the textile market relative to other markets we perceive to offer the Company greater opportunity.

      In 2004, the Company focused its efforts on the pulp and paper industry. Our expectations for 2005 and beyond are optimistic for this market. We have hired several new employees to assist us in our efforts, including a Vice President -Pulp and Paper division. We have worked with existing customers who have allowed us to generate data to approach other global companies to promote our products for Bleach boosting, Bio-refining and De-inking. The sales cycle is long but we have in several cases been able to enter mill trial stages within six months to a year with several key potential customers.

      We now have the money to register our existing Animal Feed products and new products under development for this industry, and anticipate growth in this market through sales in the European Union (largest market) and elsewhere over the next two to three years. We also expect to be able to focus some additional efforts in other markets such as starch and brewery now that we have hired additional people for registration of products and concentration of these market opportunities.

BioSciences Business Strategy

      While we believe that our C1 Expression System has created great opportunity for our Enzyme Business, we believe a much greater opportunity exists to develop our C1 Expression System for the production of higher value proteins, such as human therapeutic proteins. We have been developing and refining our molecular tools to deal with the more complex issues involved in the production of those proteins, such as glycosylation, protein degradation and high purity level requirement, which are critical for human therapeutic protein production. Once fully developed, we believe our C1 Host Technology can integrate our C1 Expression System with our C1 Screening System now also under development, to create a fully-integrated discovery and expression system that will help companies in diverse industries - including pharmaceuticals - to discover, develop and bring to market new and improved protein and enzyme products from a wider range of DNA sources and with better properties than has been possible with other systems. Since the same cell line, C1, will enable all R&D steps involved in bringing a DNA product to market, we believe that the probability of success will be higher and the R&D cycle time will be shorter.

      Our goal for our BioSciences Business is to become the leading provider of expression solutions to pharmaceutical and biotechnology companies. Initially, we will concentrate on enabling the C1 Expression System to express pre-clinical and clinical quantities of therapeutic proteins for drug testing, and eventually, for commercial-scale production of therapeutic proteins and other bio-molecules. In particular, we expect that our C1 Expression System will facilitate the production of biopharmaceuticals that might otherwise be shelved, and will enable development of functionally improved drugs using molecular evolution techniques in conjunction with the C1 Screening Technology we are developing.

      We believe that increased profitability can arise from the anticipated capabilities of the C1 Host Technology to use a single host organism for both discovery and commercial production, which should lead to:

      o     shortened preclinical R&D timelines;

      o     the development of therapeutic protein drugs with better properties;

      o     possible enablement of shelved new drug candidates;

      o improved prospects for an increase in probabilities for drug candidates advancement from discovery through development;

      o     reduced production costs; and

      o     reduced capital expenditures.

      To this end, we intend to:

      o establish a flexible technology out-licensing program and enter into strategic partnerships and collaborations to facilitate adoption of the C1 Expression System, the C1 Screening System and the C1 Host Technology;

      o     continue and expand our R&D efforts both:

            o in partnership with leading academic and technology development centers to develop and improve our C1 host strain and expression processes for large scale manufacturing by us and by our collaboration partners, and

            o apply the C1 Expression System for customer projects in exchange for technology access fees, research fees, milestone achievement success fees and royalties;

      o obtain the DNA sequence of the C1 genome to obtain a better understanding of the biochemistry and physiology of C1, which we expect to enable us to develop strategies to improve the production of therapeutic proteins and develop better host strains for our C1 Expression System;

      o leverage expression competencies to develop capabilities to develop our own biopharmaceuticals in the future; and

      o partner with pharmaceutical companies and biotechnology companies to develop higher yield, more efficient production methods for many blockbuster biopharmaceuticals for which the applicable patent protection is expiring.

Research and Development

      Our scientific staff has specialized knowledge in the areas of biotechnology R&D, enzymology, quality control, textile chemistry, and pulp & paper technology. Our laboratories are located in Jupiter, Florida; Greensboro, North Carolina; Zeist, The Netherlands and in Southern China. Our R&D activities include the discovery, development, improvement, and characterization of new and existing enzyme products; and the development of our technologies in the areas of gene expression, fungal molecular genetics, bioinformatics, and fermentation process development for the production of proteins for a variety of industries, including pharmaceuticals. Enzyme discovery and development utilize a number of fungal organisms, including Trichoderma longibrachiatum for the Acid Cellulase and Xylanase lines of products, Aspergillus niger for the Glucoamylase products, and Chrysosporium lucknowense C1 for Cellulase and related products.

      Our C1 Host Technology also forms the basis for our C1 Screening System, which incorporates robotic High Throughput Screening (HTS) hardware. This C1 Screening System has advantages over other screening systems in its use of the C1 filamentous fungal host, thereby permitting the efficient expression and screening of eukaryotic genes, and the secretion and glycosylation of their protein products, which other screening systems developed in yeast and bacteria are unable to efficiently perform. The most promising use of the C1 Screening System may be in conjunction with molecular evolution technologies, which offer a means of generating improved variants of proteins. For example, enzymes with higher temperature optimum or stability, higher activity, altered specificity, or altered pH optima may be obtained. In the pharmaceutical area, antibodies with improved binding capability, or protein therapeutics with reduced immunogenicity or improved efficacy, can be produced. In addition to its use in conjunction with molecular evolution, we expect that our C1 Screening System will, in the longer term, also be useful for discovery of novel activities in a variety of eukaryotic organisms: it will screen for proteins by the expression of libraries of expressed genes and will be especially useful for genes and proteins that have not been previously well-characterized and for which the only discovery tool is demonstration of the protein's function.

      Our R&D expenses for 2004 and 2003 were $3,621,451 and $3,571,242, respectively.


Research and Development Capabilities of Consulting R&D Vendors

      For over a decade, we have supplemented our internal R&D capabilities with focused strategic industry collaborations with leading scientific organizations such as Moscow State University, the Russian Academy of Sciences, TNO Quality of Life and Bio-Technical Resources, as well as outsourced R&D and manufacturing relationships via our exclusive agreements and collaborations with Polfa Tarchomin in Europe, which provides low-cost manufacturing capacity, and FermPro in the U.S. When combined with our internal staff of 14 scientists, we currently have approximately 50 scientists working in laboratories across the globe on a variety of R&D programs for us. The following is a summary description of our main scientific collaborators:

Bio-Technical Resources, Manitowoc, Wisconsin

      Bio-Technical Resources, a division of Arkion Life Sciences LLC, or BTR, is a contract research organization with expertise in areas of strain and process development for fermentation of microbial products. We have worked with BTR since 1995 on a variety of development programs for the production of several commercial enzyme products, most notably our C1 host organism, for the commercial scale production of neutral cellulase enzymes. BTR also has worked on the development and commercialization of products utilizing our C1 Expression System.

      In July 2004, Dyadic-Florida entered into a development agreement with BTR under which Dyadic-Florida agreed to pay for 80% of $1.25 million worth of R&D services, out of a total of $1.8 million, it was contracting to purchase over a two year period from BTR by issuing shares of Dyadic-Florida common stock, representing 300,300 shares valued at $3.33 per share. The Dyadic-Florida shares were issued and held in an escrow. Incident to the consummation of the Merger, the Company assumed Dyadic-Florida's obligations with respect to the shares of common stock deliverable to BTR under the development agreement, and its shares were exchanged for the Dyadic-Florida shares in escrow. The Company must utilize, and BTR is obligated to furnish, a minimum of 1.1 full-time equivalent BTR scientists per month. BTR's rights to the shares of common stock vest and may be withdrawn from the escrow pro rata to the dollar value of BTR's actual performance of R&D services, as such services are billed by BTR on a regular monthly basis over a period expected to be approximately two years. In addition, the development agreement provides for the imposition of cash penalties on BTR should it fail to perform its obligations.

TNO Quality of Life, Zeist, The Netherlands

      TNO Quality of Life, or TNO, is a contract research organization sponsored by the Dutch government and is one of the Institutes comprising the Netherlands Organization for Applied Scientific Research. We have worked with TNO since 1998 on the development of technologies for gene expression and gene discovery. The TNO scientists working with us are widely recognized as leaders in the area of fungal genetics and molecular biology.

      In January 2003, Dyadic-Florida formed a wholly owned Dutch subsidiary and entered into a cooperation and license agreement with TNO to cooperate on an exclusive basis in the development, use and marketing of a high throughput robotic screening system utilizing fungal organisms. Under this agreement, Dyadic-Florida and TNO have each granted the Dutch subsidiary a worldwide license to exploit certain patents and technologies, for which the Dutch subsidiary will make royalty and revenue sharing payments to Dyadic-Florida and TNO on revenue generated from the Dutch subsidiary's business operations. TNO was also granted an option to acquire shares of Dyadic-Florida's common stock beginning on the two-year anniversary of the formation of the Dutch subsidiary, or earlier in certain circumstances. Incident to the consummation of the Merger, the Company assumed Dyadic-Florida's obligations to TNO in respect of this option. The number of shares which TNO is entitled to purchase is based upon a formula fixed by the terms of the agreement. No shares were purchasable under this option as of December 31, 2004.

Moscow State University, Moscow, Russia

      We have had our longest research collaboration with groups at Moscow State University led by Dr. Arkady Sinitsyn in the Division of Chemical Enzymology in the Chemical Department. Dr. Sinitsyn is recognized as an expert in industrial enzymology and in 1992 initiated the development of our first enzyme product, an acid cellulase, which was commercialized in 1994. Dr. Sinitsyn's group also isolated and initially characterized the C1 fungal strain. Dr. Sinitsyn, in collaboration with the Russian Academy of Sciences, has been instrumental in the discovery of new enzyme products for us and in the detailed characterization and analysis of existing enzyme products.

Manufacturing

      We do not own enzyme manufacturing facilities, but instead have employed two contract manufacturers who have produced all of our products for us. We have been phasing-out one of those contract manufacturers, whose agreement will terminate in December 2005 and will not be renewed. Our key contract manufacturer is Polfa Tarchomin, SA, or Polfa, located in Warsaw, Poland, which has been producing commercial enzymes for us continuously, and without interruption, since 2001 under a 10-year contract, with several 10-year renewal options exercisable in our discretion.

      The Polfa contract manufacturing agreement provides for a tolling fee based upon the actual utilization of the fermentation time, and also requires Dyadic-Florida to pay a fixed monthly fee to compensate Polfa for its capital investment in the initial modernization of the plant and equipment, which ends after seven years. Under the Polfa agreement, Polfa has committed fermentation capacity substantially in excess of the Company's current needs, and is obligated to make additional capacity available upon the Company's request and Polfa's completion of necessary modernization of that requested additional capacity in accordance with its contractual commitments to make those expenditures. We believe that the capacity of Polfa's facility should exceed the requirements for our current business plan, though increased fermentation capacity utilization is dependent upon Polfa's modernizing capital improvements, at its expense, to meet the growing process requirements for our production. We intend to stage the capacity expansion of Polfa's facility to cover our production requirements based on sales projections derived from our Enzyme Business' sales plans, though utilization of this additional capacity will ultimately depend upon product demand. Nonetheless, we are always evaluating the alternative of having manufacturing conducted in a new facility. In 2004, Dyadic-Florida negotiated for additional Polfa fermentation capacity which we expect to be operational in mid 2005. Additional fermentation capacity is, however, expected to be required to meet our requirements for later years.

      When combined with our internal staff of four manufacturing personnel, we currently employ, or retain as independent contractors, more than 60 persons to manufacture over 45 different liquid and dry enzyme products, including employees of our Polish subsidiary, whose main responsibility is oversight of Polfa's production, warehousing and shipping of our products.

Sales and Marketing

Enzyme Business

      Our Enzyme Business has an established customer base in more than 50 countries, including the United States. We sell our enzyme and other biomaterial products directly, through our own sales force, and indirectly through approximately 120 distributors, including one of our subsidiaries. We have deployed our sales force to effectively target the main markets and customers for our products, including locations in Europe, North America, South and Central America, and North and South Asia. We employ distributors to sell our textile and food and feed enzymes, and sell starch and pulp and paper enzymes both directly and through resellers. To meet the projected revenue growth over the next five years, we have begun to expand our manufacturing, sales and technical service support staff to approach a larger number of customers in existing and new markets.

      In 1998, Dyadic-Florida purchased 70% of the outstanding shares of its existing Asian subsidiary. The Asian subsidiary serves as one of our primary distributors to foreign textile, pulp and paper, chemical and enzyme businesses. At the time of the original purchase, Dyadic-Florida could only vote 25% of the outstanding shares of the Asian subsidiary. By subsequent agreements, Dyadic-Florida increased its ownership interest in the Asian subsidiary from 70% to 82.5% of the outstanding shares and its voting rights from 25% to 62.5% of the outstanding shares. Under the original purchase agreement, Dyadic-Florida has an option to purchase additional voting rights with respect to 20% of the total outstanding shares of the Asian subsidiary, by paying $20,000 for each 1% of such voting rights. Dyadic-Florida is obligated to purchase the entire 20% for an aggregate price of $400,000 if the Asian subsidiary's cumulative profits since October 19, 1998, as defined, aggregate to $900,000. As of December 31, 2004, the Asian subsidiary had approximately $529,000 of cumulative profits, as defined. In addition to this right to acquire 82.5% voting control over the Asian subsidiary, Dyadic-Florida also has a call option to purchase an additional 12.5% of the Asian subsidiary's outstanding shares which is exercisable over a 20 year term that began on October 21, 1998, but only after Dyadic-Florida has purchased the 20% voting interest for $400,000. The exercise price of the call option will be based on the results of operation of the Asian subsidiary for the 12 months preceding the date of the exercise of the call option. The call option can be exercised no later than October 2018. The Asian subsidiary became a consolidated subsidiary of Dyadic-Florida effective July 1, 2002.

BioSciences Business

      Given the potentially significant differentiating advantages of our C1 Expression System over other expression systems, our marketing strategy is to focus on those biopharmaceutical, agricultural and chemical companies that are looking for alternative expression systems for the production of sufficient quantities of proteins for animal/human or field tests or large-scale manufacturing at an economically viable cost.

      Our BioSciences Business currently employs business development professionals trained in marketing high-technology service offerings, such as the BioSciences Business' expression projects, as well as licensing, joint venturing and other forms of business collaboration. These professionals will be responsible for the BioSciences Business market launch. In addition to soliciting business from our headquarters and European subsidiary offices, these business development professionals will promote the C1 Expression System's enabling capabilities through presentations and presence at scientific and business conferences targeted at the pharmaceutical, biotechnology, chemical, agricultural and other industrial sectors, supplemented with the presentations of research papers and seminars at those conferences. Further, we intend to conduct large-scale promotional activities aimed at target industries, with an emphasis on individual visits to target companies to expose them to the unique capabilities of the C1 Expression System and the C1 Screening System. As the business volume expands, we intend to expand our staff of business development professionals for both our U.S. headquarters and our European subsidiary, Dyadic Nederland BV in the Netherlands.

Employees

      As of December 31, 2004, we and our consolidated subsidiaries had approximately 90 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Competition

Enzyme Business

      According to Novozymes, the worldwide market for industrial enzymes is $2.0 billion, while another of our competitors, Diversa Corporation, has sized the combined industrial and specialty enzymes market at approximately $3.6 billion. Our Enzyme Business faces several major competitors in its industry, both on a global and regional basis. Principal global competitors are Novozymes (Danish: all markets), Genencor (U.S.: all markets), DSM (Dutch: food and animal feed), AB Enzymes (British: all markets) and BASF (German: animal feed). Together, these five companies control more than 70% of the industrial enzyme market, with Novozymes being the largest enzyme maker having 2004 revenues estimated at $1.0 billion, although additional competitors, such as Diversa, do, and in the future, can be expected to, enter the market. Other smaller regional producers, located primarily in Japan, India and China, are also participants in this industry and, from time to time, can directly compete with us in those regions. Each of the major competitors, particularly Novozymes, currently enjoys competitive advantages associated with their much larger size: developed technologies, more resources, strong distribution systems and dominant market positions.

BioSciences Business

      There are many companies, such as DSM, Invitrogen, Genencor International, Novozymes, Lonza Biologics, Rhein Biotech, Protein Sciences Corporation, Biolex, Paradigm Genetics and Exelexis, with proprietary protein expression systems that compete with our C1 Expression System. Most of them are developmental stage companies, although DSM, Invitrogen, Genencor International, Novozymes and Lonza Biologics are medium to large size, well-established companies with substantial financial resources. Nonetheless, because we believe our C1 Expression System will overcome many of the limitations of the expression systems being used by our competitors, we believe our C1 Expression System will provide the drug development industry with a superior, low-cost production alternative for human therapeutic and other proteins.

      When completed, our C1 Screening System will face competition from a large number of technologies in use and under development for the discovery of new genes. In addition to many development stage companies, such as Direvo and Nautilus Biotechnology, competitors of our C1 Screening System include many well-known companies, such as Celera, Novozymes, Exelexis, Diversa, and Maxygen. There are also many well-known companies, such as Diversa, Maxygen, Codexis, as well as lesser-known companies such as Direvo and Nautilus Biotechnology, which are very active in the field of directed evolution and, therefore, have an interest in fungi-based screening systems or other eukaryotic hosts capable of functioning in a high-throughput robotic mode with eukaryotic genes.

Intellectual Property

      We hold three issued U.S. patents and 57 U.S. and International filed and pending patent applications which we believe provide us with broad patent protection for the C1 Host Technology, the C1 Expression System, the C1 Screening System and their commercial products and applications.

      Over the years in which we have been in business, we have also developed trade secrets and know-how involving our industrial enzyme products. Our employment and other agreements with our employees contain provisions that protect and require confidential treatment for our trade secrets and developed inventions, for both our Enzyme and our BioSciences Business.

Government Regulation

      Regulation by the governmental authorities in the United States and other countries is a significant factor in the development, production and marketing of our products.

Non-Drug Products

      Non-drug, biologically derived products are regulated, in the United States, based on their application, by either the FDA, the Environmental Protection Agency, or EPA, or, in the case of plants and animals, the United States Department of Agriculture, or USDA. In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives and generally recognized as safe, or GRAS, substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA's jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, EPA's timelines generally are shorter in duration than the drug regulatory process, which ranges from six months to three years.

      The European regulatory process for these classes of biologically derived products has undergone significant change in the recent past, as the EU attempts to replace country-by-country regulatory procedures with a consistent EU regulatory standard in each case. Some country-by-country regulatory oversight remains. Other than Japan, most other regions of the world generally accept either a United States or a European clearance together with associated data and information for a new biologically derived product.

Human Therapeutic Products

      The FDA in the United States and similar health authorities in foreign countries subject human therapeutic products to rigorous preclinical and clinical testing and other approval procedures. Various federal statutes and regulations also govern or influence the testing, manufacturing, quality control, safety, labeling, storage, record-keeping and marketing of human therapeutic products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing and revenue generating potential of our products. We have neither applied for nor received regulatory approval to market any human therapeutic products.

      The steps required before a pharmaceutical agent may be marketed in the United States include:

      o     preclinical laboratory, in vivo and formulation studies;

      o the submission to the FDA of an investigational new drug, or IND, application that must become effective before human clinical trials may commence;

      o adequate and well controlled human clinical trials to establish safety and efficiency of the proposed drug in its intended indication;

      o     the submission of a new drug application, or NDA, to the FDA; and

      o     the FDA approval of the NDA.

      To clinically test, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND and receive clearance from the FDA. The IND is a summary of the preclinical studies which were carried out to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies which are being proposed. Approval of a local institutional review board, or IRB, and informed consent of trial subjects is also required.

      Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into human subjects or patients where the product is tested for safety, dosage, tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to:

      o     identify possible adverse effects and safety risks;

      o determine the efficiency of the product for specific, targeted indications; and

      o     adequately determine dosage tolerance and optimal dosage.

      When Phase II evaluation demonstrates that the product may be effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. A pivotal Phase III trial is an adequate and well-controlled study which provides the primary basis for determining whether there is substantial evidence to support the claims of effectiveness for new drugs and forms the basis for an NDA. The regulatory authority or the sponsor may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, that the trials are not being conducted in compliance with applicable regulatory requirements, or for other reasons.

      The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA may deny approval of an NDA if applicable regulatory criteria are not satisfied, or may require additional data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy its criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and it has the power to prevent or limit further marketing of a product based upon the results of these post-marketing programs.

      Satisfaction of these FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years, and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the drug product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our or our partner's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by us or our partner on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse affect on our business.

      Before our or our collaboration partners' human therapeutic protein products, if any, can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that, even if a product is approved by a regulatory authority, satisfactory prices will be approved for our or our collaboration partners' products.

      There is no assurance that the FDA will successfully review our or our collaboration partners' INDs or NDAs when filed, or that foreign regulatory authorities will approve any similar applications that we submit to them. Further, the FDA and foreign authorities may at any time take legal or regulatory action against a product or us if it concludes that a product has not complied with applicable laws and regulations or that earlier evaluations of a product's safety or effectiveness may not have been adequate or appropriate. Such action may include, but is not limited to, restrictions on manufacture and shipment of products, seizure of products, injunctions and civil and criminal penalties. The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our or our collaboration partners' potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on our business or our joint ventures or its customers. We cannot predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

Risk Factors that May Affect Future Results

      You should carefully consider the following material risks, together with the other matters described in this Annual Report on Form 10-KSB or incorporated herein by reference in evaluating our business and prospects. If any of the following risks actually occur, our business, results of operations and financial condition could be harmed. In such circumstances, the trading price of our common stock could decline, and in some cases, such declines could be significant. The risks described below are not the only ones we face. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations. Certain statements contained in this Annual Report on Form 10-KSB (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled "Forward Looking Statements" appearing on page 3 of this Annual Report on Form 10-KSB for important limitations on these forward-looking statements.

Risks General to Our Businesses

We should be viewed as an early-stage company.

      Despite our Enzyme Business's history of revenue generation and growth, the combination of its reliance upon the expansion of the capabilities of our C1 Expression System and the early-stage, developmental nature of our BioSciences Business require that we be characterized as an early-stage company. Our conduct of the BioSciences Business is subject to the risks customarily attending the operations of any early-stage company, including the development of new technologies and products, the assembly and development of production and R&D capabilities, the construction of channels of distribution and the management of rapid growth, as discussed in the following Risk Factors.

We have a history of net losses, and may not achieve or maintain profitability.

      While we have, prior to the commencement of our investment in the development of the C1 Host Technology and related C1 Expression System and C1 Screening System, had profitable years, nonetheless, since we began developing the C1 Host Technology in 1998, we have incurred net losses of approximately $23,493,000 through December 31, 2004. Because we intend to accelerate our R&D activities and expand both our sales and marketing and technical support staffs, we expect to have increased levels of net losses and negative cash flow. Whether we achieve profitability, and the size of our net losses prior to that time, will depend, in large part, on the rate of growth, if any, of our Enzyme Business, whether our BioSciences Business is able to generate contract revenues or other revenues and on the level of our expenses. To date, we have derived almost 100% of our revenues from the operations of our Enzyme Business. We do not anticipate material revenues from the operation of the BioSciences Business sooner than 2006. Our Enzyme Business may not be able to penetrate new markets or enjoy the improved profit margins it anticipates, which could materially adversely impact that Business's growth potential and profitability. Revenues from our BioSciences Business are uncertain because our ability to secure future collaboration agreements will depend upon the ability of the BioSciences Business to perfect our C1 Host Technology to address the needs of the pharmaceutical and biotech industries. We expect to spend significant amounts to fund R&D and enhance our core technologies. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, that we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We could fail to manage our growth, which would impair our business.

      Our business plan contemplates that we will grow at a rapid rate, both in terms of revenues and personnel. It is difficult to manage this rapid growth, and our future success depends on our ability to efficiently and effectively implement:

      o research and product development programs which overcome scientific challenges and develop new products and processes;

      o     sales, marketing, technical service and customer support programs;

      o expansion of our manufacturing operations to appropriate capacity levels consistent with our projected and actual rates of growth;

      o     operational and financial control systems;

      o     recruiting and training programs; and

      o     currency risk management strategies.

Our ability to offer products and services successfully and to implement our business plan in a rapidly evolving global market requires effective planning, reporting and management processes. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand and train our workforce worldwide. We also need to continue to manufacture our products efficiently and to control or adjust the expenses related to R&D, marketing, sales and general and administrative activities in response to changes in revenues. If we are not successful in efficiently manufacturing our products or managing such expenses, there could be an adverse impact on our earnings and the continued viability of our business.

Risks Specific to Our Enzyme Business

Our market share growth depends on costly new product introductions and market acceptance.

      The future success of our Enzyme Business will depend greatly on our ability to continuously and timely develop and introduce new products that address evolving market requirements and are attractive to customers. We are relying on our C1 Expression System and our other proprietary technologies to expand our Enzyme Business product line and improve our gross margins on those products. If we fail to introduce new and innovative products, we could fail to obtain an adequate return on our R&D investments and could lose market share to our competitors, which might be difficult or impossible to regain. Any inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

      Further, in the past we have experienced, and we are likely in the future to experience, delays in the development and introduction of products. We may not be able to keep pace with the rapid rate of change in our markets or to develop new products or processes that will meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of our products include:

      o availability, quality, performance and price as compared to competitive products;

      o     the functionality of new and existing products;

      o the timing of introduction of our products as compared to competitive products;

      o scientists' and customers' opinions of our products' utility and our ability to incorporate their feedback into our future products; and

      o     citation of the products in published research.

The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could seriously harm our business, financial condition and results of operations.

Our dependence on contract manufacturers could harm our business.

      Our Enzyme Business currently relies on contract manufacturers for all of its manufacturing. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our sales, or may be required to make very substantial capital investments to build that capacity.

      Our manufacturing capabilities, and any current or future arrangements with third parties for these activities, may not be adequate for the successful commercialization of our industrial enzyme products. In the operation of the Enzyme Business, all of our industrial enzymes have over the past decade, and are expected over the foreseeable future to be, produced at the manufacturing facilities of contract manufacturers. As a result, we are dependent upon the performance and plant capacity of third-party manufacturers. We currently use two contract manufacturers, though our agreement with one of those contract manufacturers expires in December 2005 and will not be renewed. Our Enzyme Business, therefore, faces risks of difficulties with, and interruptions in, performance by these third parties of their manufacturing responsibilities, the occurrence of which could adversely impact the launch and/or sales of our products in the future. For example, our principal contract manufacturer, Polfa Tarchomin, S.A., which has been producing a number of our products since 2001 without interruption, has agreed to fund the modernization and expansion of its manufacturing facilities for our benefit. Though we have, in the past, received assurances from this contract manufacturer that it will have available to it the required funding to accomplish this modernization and expansion, if that funding were to be unavailable, and we presently have concerns on this issue, or if that contract manufacturer is otherwise unable to construct the needed modernization and expansion of production capacity, as it is contractually obligated to, our ability to meet our production requirements and growth plans would likely be very negatively affected. We could be forced to:

      o furnish or secure for that contract manufacturer the capital necessary to enable it to expand production capacity to meet our future production needs;

      o find manufacturing capacity from another contract manufacturer, which might be at higher cost to us; or

      o build our own manufacturing facilities, necessitating significant capital expenditures not currently included in our capital spending plans.

      With the imminent termination in December 2005 of our contract manufacturing agreement with our second, and only other, contract manufacturer, all of our production requirements will more than likely be satisfied by the single manufacturing facility operated by our Polish contract manufacturer, leaving us even more vulnerable to a failure of performance by it. In addition, presently certain of our products can only be produced by the contract manufacturer whose contract will terminate in December 2005. While we expect those products to be in production by the Polish contract manufacturer prior to December 2005, our ability to meet our production requirements and growth plans for those products could be negatively affected if Polish governmental authorities were to delay the approval of certain manufacturing processes for genetically engineered microorganisms, or GMOs, that we intend to transfer to the Polish contract manufacturer, or if the Polish contract manufacturer is unable to master production of these additional products.

Regulations may limit or impair our ability to sell genetically engineered products in the future.

         Our Enzyme Business develops enzyme products using both non-genetically engineered micro-organisms and GMOs. The production and marketing of products derived from GMOs are subject to federal, state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow us to produce and market our products derived from GMOs in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

      The U.S. Food and Drug Administration, or FDA, currently applies the same regulatory standards to products made through genetic engineering as those applied to products developed through traditional methodologies. However, genetically engineered products will be subject to premarket review if these products raise safety questions or are deemed to be food additives. Our products may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise questions, are deemed to be food additives, or if the FDA changes its policy. The European Union, or the EU, has similar regulations regarding the development, production and marketing of products from GMOs. In many cases the regulations are more restrictive than present U.S. regulations. In particular, the EU requires efficacy testing as well as toxicological testing of all enzyme products, including products from non-GMO microorganisms, sold into the animal feed market. The regulatory agencies administering these and future regulations may not allow us to produce and market some products in a timely manner or under technically or commercially feasible conditions.

Alternative technologies may diminish the need for producing some enzymes the way we do.

      Many of our enzyme products are produced in fermenters. Some of the product segments we hope to serve may not find it efficient to use the fermenter processes we employ. For example, bio-ethanol and other bio-fuels production represents a considerable market opportunity for enzymes. However, research being conducted within the auspices of major seed producers, U.S. federal government and corn growers association may supplant the need for enzymes produced in fermenters, which is the enzyme production process we currently use.

Risks Specific to Our BioSciences Business

We may fail to commercialize our C1 Expression System for the expression of therapeutic proteins.

      Although our Enzyme Business has developed and sold industrial enzyme products and has used our C1 Expression System to develop such products, our BioSciences Business has not yet completed commercialization of our C1 Expression System for the expression of therapeutic proteins. If our BioSciences Business fails to do this, we may be forced to terminate the BioSciences Business's operations and liquidate it.

      Our BioSciences Business must be evaluated as having the same risks as those inherent in early-stage biotechnology companies because the application of our C1 Expression System to the expression of pre-clinical and clinical quantities of therapeutic proteins is still in development. We may not be able to successfully harness the C1 Expression System to achieve those objectives. Further, we may not be able to expand the capabilities of the C1 Expression System to produce commercial volumes of therapeutic proteins at reasonable costs. Also, even if the BioSciences Business is able to achieve either of those accomplishments, we may not be able to successfully develop the C1 Screening System to serve the functions of gene discovery or the development of new and/or improved protein drugs. Successful development of the C1 Host Technology for these purposes will require significant development and investment, including testing, to prove its efficacy and cost-effectiveness. To date, drug companies have developed and commercialized only a small number of gene-based products in comparison to the total number of drug molecules available in the marketplace. In this connection, we are heavily dependent upon our use of third-party research organizations to assist us in the development of the C1 Host Technology. In general, our experience has been that each step in the process has taken longer and cost more to accomplish then we had originally projected, and we anticipate that this is likely to remain the case with respect to our BioSciences Business' continuing development efforts.

Commercialization of our C1 Expression System for therapeutic proteins depends on collaborations.

      Commercialization of our C1 Expression System by our BioSciences Business depends on collaborations with other companies. If we are not able to find collaborators in the future, the BioSciences Business may not be able to develop the C1 Expression System or therapeutic protein products. Further, our business model relies on a revenue stream derived from collaboration projects to be conducted with our customers to express laboratory-testing quantities of therapeutic proteins. A large portion of the anticipated financial reward depends on those therapeutic proteins progressing through drug development and into commercially successful drugs. Apart from risks relating to whether our BioSciences Business can capture such customers, or capture them on satisfactory terms, we will have no control over post-collaboration project drug development and commercialization. Further, conflicts could arise between us and our customers or among them and third parties that could discourage or impede the activities of our BioSciences Business.

      Since we do not currently possess the financial resources necessary to develop and commercialize potential drug products that may result from our C1 Expression System, or the resources to complete any approval processes which may be required for these products, we must enter into collaborative arrangements to develop and commercialize drug products. It is expected that these arrangements will be for fixed terms and will expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements, our revenues will be reduced and our products may not be commercialized.

We have limited or no control over the resources that any collaborator may devote to our products.

      We have limited or no control over the resources that any collaborator may devote to our products. Any of our future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreement with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, market or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

      Potential therapeutic products developed by us or with our customers or collaborators are subject to a lengthy and uncertain regulatory process. If these therapeutic protein products are not approved, we or our customers or collaborators will not be able to commercialize them, and we may not receive the milestone and royalty payments which are based upon the successful advancement of these products through the drug development and approval process.

      The FDA must approve any therapeutic product before it can be marketed in the United States. Before our collaborators can file a new drug application or biologic license application with the FDA, the product candidate must undergo extensive testing, including animal and human clinical trials, which can take many years and require substantial expenditures. Data obtained from such testing are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, changes in regulatory policy for product approval during the period of product development and regulatory agency review of each submitted new application or product license application may cause delays or rejections.

      Because these products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and, government regulatory authorities may grant regulatory approvals more slowly for these products than for products using more conventional technologies. While we anticipate that most of our collaborators will have experience submitting an application to the FDA or any other regulatory authority, we have no such experience, and neither we nor any collaborator has yet submitted an application with the FDA or any other regulatory authority for any product candidate generated through the use of our C1 Expression System, nor has the FDA nor any other regulatory authority approved any therapeutic product candidate developed using our C1 Expression System for commercialization in the United States or elsewhere. Our collaborators may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products. The regulatory agencies of foreign governments must also approve our therapeutic products before the products can be sold in those other countries.

      Even after investing significant time and expenditures, our collaborators may not obtain regulatory approval for their products. Even if they receive regulatory approval, this approval may entail limitations on the indicated uses for which we can market a product. Further, once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices.

Health care reform may limit our profitability or that of our customers.

      Our C1 Host Technology is being developed to assist our customers or collaborators in the development of future therapeutic products, including pharmaceutical products. The ability of our collaborators to commercialize pharmaceutical products developed with our C1 Host Technology may depend in part on the extent to which reimbursement for the cost of those products will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging prices of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available for any product to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

Adverse events in the field of therapeutic products may adversely affect us or our collaborators.

      Currently, we are not engaged in developing therapeutic products for our own account, but instead intend to collaborate with drug companies to express therapeutic products requested by them for the ultimate purpose of their development, testing and introduction as new drugs. We may, however, engage in these activities in the future for our own account. If we or our collaborators develop therapeutic products, these products may encounter substantial delays in development and approval due to the government regulation and approval process. Adverse events reported in gene therapy clinical trials may lead to more government scrutiny of proposed clinical trials of therapeutic products, stricter labeling requirements for these products and delays in the approval of other types of products for commercial sale.

      Our C1 Expression System has been tested for use in pulp and paper production, which requires FDA approval as generally regarded as safe, or GRAS, and has generated promising safety and toxicity data for one enzyme. A risk nonetheless exists that the C1 Expression System will produce therapeutic products and enzymes that have safety and toxicity issues associated with them.

      We recently initiated a genomic sequencing project to sequence the genome of our C1 host organism, which we currently expect to be completed in the second quarter of 2005. Our knowledge of the complete genome sequence of our C1 host organism - which could help to mitigate our risk that there were unexpected safety and toxicity issues associated with our C1 Expression System and facilitate our ability to find and express new genes of bio-therapeutic and other commercial value. However, there can be no assurance that the C1 genome sequencing project will be fully or adequately completed, and until it is successfully completed,, we are at a distinct competitive disadvantage to some of our competitors, whose host organisms have been more thoroughly researched and whose genomes have been sequenced.

Risks Applicable to Our Enzyme Business and Our BioSciences Business

Reductions in R&D budgets may affect the sales of both of our Businesses.

      Our customers include researchers at customers of our Enzyme Business and potential drug company customers of our BioSciences Business. Fluctuations in the R&D budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, mergers of drug companies, spending priorities and institutional budgetary policies. Our Businesses could be seriously damaged by any significant decrease in life sciences R&D expenditures by these existing and potential customers, academic institutions, government laboratories or private foundations.

Conflicts with our collaborators could harm our business.

      An important part of our strategy involves conducting proprietary research programs. We may pursue opportunities in fields that could conflict with those of our collaborators. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators, which could reduce our revenues.

      Certain of our collaborators could also become competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

      We will either commercialize products resulting from our proprietary programs directly or through licensing to other companies. We have limited experience in manufacturing and marketing products for the pharmaceutical and biotechnology industries. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to market and sell these products. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite marketing and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, we will continue to incur losses.

Public views on ethical and social issues may limit use of our technologies and reduce our revenues.

      Our success will depend in part upon our ability to develop products discovered through our C1 Host Technology. Governmental authorities could, for social or other purposes, limit the use of genetic processes or prohibit the practice of our C1 Host Technology. Ethical and other concerns about our C1 Host Technology, particularly the use of genes from nature for commercial purposes, and products resulting there from, could adversely affect their market acceptance.

If the public does not accept genetically engineered products, our product demand could decline.

      The commercial success of our potential products will depend in part on public acceptance of the use of genetically engineered products including drugs, plants and plant products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Our genetically engineered products may not gain public acceptance in the various industrial, pharmaceutical or biotechnology industries. Negative public reaction to genetically modified organisms and products could result in greater government regulation of genetic research and resultant products, including stricter labeling laws or regulations, and could cause a decrease in the demand for our products.

      The subject of genetically modified organisms has received negative publicity in Europe and other countries, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the United States, genetic research and resultant products could be subject to greater domestic regulation, and a decrease in the demand for our products could result.

Our scientific collaborations may change, which could limit our access to their expertise.

      We rely upon the services of a number of research organizations, scientific advisors and collaborators at academic and other institutions. These scientists are not our employees and may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to perform services on competing technologies, if a conflict of interest between their services for us and their services for another entity were to occur, we might lose their services. Although our scientific advisors and collaborators sign agreements not to disclose our confidential information, it is possible that certain of our valuable proprietary knowledge may become publicly known through them.

Terrorists could damage our facilities, interfere with our R&D activities and cause ecological harm.

      Activists and terrorists have shown a willingness to injure people and damage physical facilities, equipment and biological materials to publicize or further their ideological causes. Biotechnology companies could be a specific target of certain groups. Our operations and research activities could be adversely impacted depending upon the nature and extent of such acts. Such damage could include disability or death of our personnel, damage to physical facilities that we contract with to perform R&D activities or to manufacture our products, destruction of animals and biological materials, disruption of our communications and data management software used for R&D or destruction of R&D records. Any such damage could delay our R&D projects or the manufacture of our products and decrease our ability to conduct future R&D and to develop future products. Damage caused by activist or terrorist incidents could also cause the release of hazardous materials, including chemicals and biological materials, which could create liabilities for us or damage our reputation in the community. Clean up of any such releases could also be time consuming and costly. Any significant interruptions in our ability to conduct our business operations or R&D activities could reduce our revenue and increase our expenses.

We could suffer claims from our use of hazardous, radioactive or biological materials.

      Our R&D processes involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to criminal liability or claims for damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with these laws and regulations may be expensive, and current or future laws and regulations may impair our research, development, or production efforts, or otherwise be time-consuming and costly. We believe that our current operations comply in all material respects with applicable laws and regulations.

      In addition, our collaborators may work with these types of hazardous materials in connection with our collaborations. To our knowledge, the work is performed in accordance with these laws and regulations. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials. Further, under certain circumstances, we may agree to indemnify our collaborators against damages and other liabilities arising out of development activities or products produced in connection with these collaborations.

Other Business Risks That We Face

We must continually offer new products and technologies.

      The industrial enzymes and biotechnology industries are characterized by rapid technological change, and the area of gene research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our products and technologies becoming obsolete.

      Any products that we develop through our C1 Host Technology will compete in highly competitive markets. Many of the organizations competing with us in the markets for such products have greater capital resources, R&D and marketing staffs and facilities and capabilities, and greater experience in obtaining regulatory approvals, manufacturing products and marketing. Accordingly, our competitors may be able to develop technologies and products more easily which would render our technologies and products and those of our collaborators obsolete and noncompetitive. If a competitor develops superior technology or cost-effective alternatives to our products or processes, our business, operating results and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in R&D budgets or loss of distributors, any of which might have an adverse effect on our financial condition.

      The markets for our Enzyme Business's products are, in many cases, very competitive and price sensitive. Our Enzyme Business currently competes with five much larger competitors, each with dominant market positions in segments in which we compete and who, as a group, hold approximately 70% market share in the present industrial enzymes marketplace. Each of these competitors has substantially greater financial, operational, sales and marketing resources than we do and very significant experience in R&D. Further, these competitors may possess other complementary technologies, such as proprietary directed molecular evolution technology, which may be more effective at implementing their technologies to develop commercial products than our complementary technologies implement our C1 Host Technology. Also, some of these competitors have entered into collaborations with leading companies within our Enzyme Business's target markets to produce enzymes for commercial purposes.

      Well-known, and better financed, biotechnology companies offer competing technologies for the same products and services as our BioSciences Business plans to offer using our C1 Host Technology. Customers may prefer existing competing technologies over our C1 Host Technology. Our BioSciences Business also faces, and will continue to face, intense competition from organizations such as large biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies to enable production of therapeutic and other proteins and bio-molecules of commercial interest at economically viable costs. These organizations may develop technologies that are superior alternatives to our C1 Host Technology. We anticipate that our BioSciences Business will face increased competition as new companies enter our markets and as development of biological products evolves.

We may need additional capital in the future.

      Our future capital requirements will be substantial, particularly if we require significant additional capital to develop manufacturing capacity for our Enzyme Business, completion of the development of our C1 Expression System for our BioSciences Business takes longer or requires greater resources than we had expected, we continue to develop the C1 Expression System to expand its production capabilities to manufacture commercial volumes of therapeutic proteins, we continue to develop a C1 Screening System, or our BioSciences Business develops a number of therapeutic products. Our need for additional capital will depend on many factors, including the financial success of our Enzyme Business, whether our Polish contract manufacturer modernizes and expands its manufacturing facility as it is required to by its contract with us, whether we are successful in obtaining payments from BioSciences Business customers under collaborative agreements, the progress and scope of our collaborative and independent R&D projects performed by our customers and collaboration partners, the effect of any acquisitions of other businesses that we may make in the future, and the filing, prosecution and enforcement of patent claims.

      If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. If future raises of funds do occur, they may cause dilution of our earning per share. We may not be able to raise additional funds on terms that are acceptable to us or on any terms whatsoever, or we may be unable to raise sufficient additional capital. If we fail to raise sufficient funds, and our Enzyme Business is unable to generate sufficient levels of profitability, we will have to curtail or cease, or dispose of, one or more of our operations.

We will need to expand our existing marketing and sales resources.

      While we have recently expanded our marketing and sales functions, our Enzyme Business will need to continue to expand them to achieve our contemplated annual rates of growth and for our BioSciences Business to successfully market the C1 Expression System and our contemplated C1 Screening System. Currently, we rely primarily on our direct sales force for the United States market and contract with professional sales agents and distributors for the international market, including two controlled foreign subsidiaries. Direct salespeople are our employees and are paid a salary plus commissions on sales they make within their assigned territories. Contracted sales agents are paid a base rate of compensation plus commissions on sales they make within their assigned territories. Distributors purchase products from us and then resell our products and services to third parties. Our officers and employees develop and implement our marketing strategy, although we do periodically engage non-employee consultants, acting as independent contractors, to assist us in these efforts.

      Market forces, such as increasing competition, increasing cost pressures on our customers and general economic conditions, may require us to devote more resources to our sales and marketing efforts than we currently contemplate, such as changing the composition of our sales and marketing staff and changing our marketing methods. These changes may result in additional expenses. In addition, we will incur additional salary expenses because we intend to increase our direct sales force. We also may hire direct sales representatives to replace independent sales representatives or distributors that we use. Similarly, if we increase our reliance on marketing consultants to assist us, we will incur greater costs. If we decide to increase our advertising, we will also incur higher sales and marketing costs. Our incurrence of increased costs will make it more difficult for us to operate profitably, and we may not have sufficient funds to support all of these costs.

      If we expand our sales force and increase our marketing activities, we can offer no assurances that those efforts will result in more sales or higher revenue. Also, the increased costs we incur by expanding our sales and marketing resources may not result in greater sales or in higher revenue. Further, even if we increase our spending on sales and marketing, we may not be able to maintain our current level of sales and revenue.

Loss of key personnel could hurt our business.

      We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. In addition, recruiting and retaining qualified scientific personnel to perform future R&D work will be critical to our success. We do not currently have sufficient executive management personnel to fully execute our business plan. Although we believe we will be successful in attracting and retaining qualified management and scientific personnel, competition for experienced scientists from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. Failure to attract and retain scientific personnel would prevent us from pursuing collaborations or developing our products or core technologies.

      Our planned activities will require additional expertise in specific industries and areas applicable to the products developed through our technologies. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. The inability to acquire these services or to develop this expertise could impair the growth, if any, of our business.

      We have already begun to increase and upgrade our accounting staff with the hiring of our Chief Financial Officer, Wayne Moor and our Director of Financial Reporting Lisa De La Pointe. We are planning to further increase and upgrade our accounting staff. The inability to add these staff members could impair our financial reporting activities and the functioning of our internal controls over financial reporting. In that event, our business could be impaired due to errors in accounting or reports and possible resulting restatements of previously published financial statements In addition, our directors and senior officers are likely to require that we maintain directors and officers insurance at levels comparable to those of similar sized public companies. We have purchased such directors' and officers' liability insurance. Our efforts to recruit additional directors could be impeded if the amount of insurance coverage is viewed to be insufficient. Further, if we are unable to provide adequate compensation or are unable to maintain sufficient directors and officers insurance coverage, we may not be able to attract or retain key personnel.

      Personnel changes may disrupt our operations. Hiring and training new personnel will entail costs and may divert our resources and attention from revenue-generating efforts. From time to time, we also engage consultants to assist us in our business and operations. These consultants serve as independent contractors, and we, therefore, do not have as much control over their activities as we do over the activities of our employees. Our consultants may be affiliated with or employed by other parties, and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us. Inventions or processes discovered by these persons will not necessarily become our property.

Inability to protect our technologies could harm our ability to compete.

      Our success will depend in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and methods for defending intellectual property rights.

      We hold three issued U.S. patents, including claims that cover the C1 Expression System and various other aspects of the C1 Host Technology, and three international patent applications which expand that coverage and include the C1 Screening System. We also have 57 pending patent applications which we expect, if issued, will also cover various aspects of the C1 Host Technology in addition to the C1 Expression System. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering both our technologies and products as we deem appropriate. However, existing and future patent applications may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

      We rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

Intellectual property litigation could harm our business.

      Our commercial success depends in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that we may wish to utilize with our C1 Host Technology, our C1 Expression System, our C1 Screening System or products or systems that are similar to products developed with the use of our C1 Host Technology. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party.

      Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents or other intellectual property rights against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief which could effectively block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. If a claim of infringement against us is successful, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product commercialization while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

      Further, the taxonomic classification of our C1 host organism was determined using classical morphological methods. More modern taxonomic classification methods have indicated that our C1 host organism will be reclassified as a different genus and species. Some of the possible species that the C1 host could be reclassified as could be the subject of patent rights owned by others. We believe, based on our evaluation of the relevant field of science and our discussions with our consulting professionals, that any such patent rights would be invalid, and were litigation over the issue to ensue, we believe we should prevail. If we did not prevail, to settle any such litigation or pre-litigation claims, we could be required to enter into a cross-licensing arrangement, pay royalties or be forced to stop commercialization of some of our activities.

      We do not fully monitor the public disclosures of other companies operating in our industry regarding their technological development efforts. If we did evaluate the public disclosures of these companies in connection with their technological development efforts and determined that they violated our intellectual property or other rights, we would anticipate taking appropriate action, which could include litigation. However, any action we take could result in substantial costs and diversion of management and technical personnel. Furthermore, the outcome of any action we take to protect our rights may not be resolved in our favor or may not be resolved for a lengthy period of time.

We may be sued for product liability.

      We may be held liable if any product we develop, or any product which is made with the use or incorporation of, any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of chemical, agricultural and pharmaceutical products. While we maintain product liability insurance, it may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators. If we are sued for any injury caused by our products, our liability could exceed our total assets.

International unrest or foreign currency fluctuations could adversely affect our results.

      International revenues accounted for approximately 87% and 86% of our net sales in 2003 and 2004, respectively. Our key international markets are the European Union, Hong Kong, the Peoples Republic of China and India. Our international sales are made through international distributors and their wholly owned subsidiaries, including our Asian subsidiary, and direct to end-user plants with payments to us, in many cases, denominated in currencies other than U.S. dollars. In the conduct of our business, in a number of instances, we are required to pay our obligations in currencies other than U.S. dollars. Accordingly, we are exposed to changes in currency exchange rates with respect to our international sales and payment obligations. We experienced currency losses in 2003 and 2004 in the amounts of $236,200 and $213,471, respectively.

      Fluctuations in currency exchange rates have in the past and may in the future negatively affect our ability to price competitively against products denominated in local currencies. Also, changes in foreign currency exchange rate may have an adverse effect on our financial position and results of operations as expressed in U.S. dollars. Our management monitors foreign currency exposures and may, in the ordinary course of business, enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. We do not hedge, and have no current plans to hedge in the future, the translation of financial statements of consolidated subsidiaries whose local books and records are maintained in foreign currency.

      The imposition of duties or other trade barriers, trade embargoes, acts of terrorism, wars and other events outside our control may adversely affect international commerce and impinge on our ability to manufacture, transport or sell our products in international markets.

Business interruptions could keep us from developing our products and increasing our revenues.

      Natural or man-made disasters, such as fires, earthquakes, hurricanes, power losses, telecommunications failures, terrorist attacks, military operations and other events beyond our control may interrupt our operations. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

There may be material weaknesses or significant deficiencies that we have not yet identified.

      During the course of its review of our financial statements for the nine months ended September 30, 2004, but subsequent to the completion of the audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2003, Ernst & Young LLP, our independent registered public accounting firm, reported to our board of directors and management that it had identified a significant deficiency it considered to be a material weakness in our internal controls over financial reporting under standards established by the Public Company Accounting Oversight Board (which became applicable to us on October 29, 2004, when the Merger with CCP Worldwide, Inc. was completed). As a consequence, our consolidated financial statements as of and for the year ended December 31, 2003 (which had not previously been filed with the Securities and Exchange Commission), have been restated. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-KSB. The reported material weakness related to the recording of foreign currency denominated revenue, inventory purchasing and research and development expenditure transactions during 2003 and through September 30, 2004. In the fourth quarter of 2004 and the first quarter of 2005, our management and our Board of Directors took the following steps to remediate this material weakness: trained the appropriate accounting employees on foreign currency denomination in accordance with GAAP, improved controls with respect to the recording of foreign currency transactions, and hired a Chief Financial Officer and Director of Financial Reporting to deal with accounting issues and to prepare the Company's financial statements.

      The process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The effectiveness of the steps that we take to improve the reliability of our financial statements will be subject to continued management review supported by confirmation and testing as well as board and audit committee oversight. We cannot assure you that we will not in the future identify material weaknesses or significant deficiencies in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board that we have not discovered to date. In general, reportable conditions are significant deficiencies in our internal controls that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited consolidated financial statements. If any such significant deficiency or material weakness were to exist, we may not be able to prevent or detect a material misstatement of our annual or interim consolidated financial statements. We are taking steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring.

      Beginning with the year ending December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, and we will be required to deliver an attestation report of our independent registered public accounting firm on our management's assessment of and operating effectiveness of internal controls. Before then, we must complete documentation of our internal control system and financial processes, information systems, assessment of their design, remediation of control deficiencies identified in these efforts and management testing of the design and operation of internal controls. An inability to complete and document this assessment could result in a scope limitation qualification or a scope limitation disclaimer by our independent registered public accounting firm on their attestation of our internal controls. In addition, if a material weakness were identified with respect to our internal control over financial reporting, we would not be able to conclude that our internal controls over financial reporting were effective, which could result in the inability of our independent registered public accounting firm to deliver an unqualified report, or any report, on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are dependent on several key customers.

      Although there were no customers that accounted for more than 10% of the Company's net sales in 2004, sales to certain customers accounted for 10% or more of the Company's net sales for the year ended December 31, 2003. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Risks Related to Our Common Stock

Currently our common stock is not listed on a national securities exchange or on NASDAQ, which adversely affects its liquidity.

      Bid and ask prices for our common stock are quoted on the Over-the-Counter Bulletin Board under the symbol "DYAD.OB." Not having our common stock listed on a national securities exchange or on NASDAQ National Market or the NASDAQ Small Cap Market likely reduces the liquidity of our shares. Although we have begun the process of becoming listed on the American Stock Exchange, there is no assurance as to when or if that listing will occur. We believe that having our common stock listed on the American Stock Exchange will result in lower price volatility and more efficient execution of buy and sell orders than what we have experienced on the Over-the-Counter Bulletin Board. Prior to the consummation of the Merger, we had no reported trading volume in our common stock. Since then, we have had sporadic reported trading in our shares. As a result of this lack of trading activity, the quoted price for our common stock on the Over-the-Counter Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

Securities of Biotechnology companies are often volatile.

      The trading prices of biotechnology company stocks in general tend to experience extreme price fluctuations. The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public's perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations if a trading market for our stock develops. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as war, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including, but not limited to, the following:

      o announcements of new technological innovations or new products by us or our competitors;

      o     changes in financial estimates by securities analysts;

      o     conditions or trends in the biotechnology industry;

      o     changes in the market valuations of other biotechnology companies;

      o developments in domestic and international governmental policy or regulations;

      o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

      o developments in patent or other proprietary rights held by us or by others;

      o     loss or expiration of our intellectual property rights;

      o     lawsuits initiated by or against us;

      o     period-to-period fluctuations in our operating results;

      o future royalties from product sales, if any, by our strategic partners; and

      o     sales of our common stock or other securities in the open market.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business to respond to the litigation.

A significant number of our shares will become eligible for sale in the near future.

      7,950,471 shares, or approximately 36% of our outstanding shares, are subject to restrictions on transfers set forth in lock-up agreements between their holders and us. Under these lock-up agreements, 1,180,510 shares will be released from restriction after April 29, 2005 and the remainder of the restricted shares will be released from the lock-up agreements after October 29, 2006. We may, with the consent of the placement agents who assisted us in the completion of our most recent private placement of common stock, also elect to waive the lock-up agreement restrictions as to any resale of these restricted shares. The release of shares from lock-up agreements may have a negative impact on our stock price if the released shares are sold by the holders. A reduced market price for our shares could make it more difficult to raise funds through future offerings of common stock.

We may be subject to the SEC's penny stock rules.

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. If our securities become subject to the penny stock rules, holders of our shares of common stock may find it more difficult to sell their securities.

Our operating results and the market price of stock could be volatile.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors which could cause our operating results to fluctuate include:

      o expiration of research contracts with collaborators, which may not be renewed or replaced;

      o the success rate of our discovery efforts leading to milestones and royalties;

      o the timing and willingness of collaborators to commercialize our products which would result in royalties;

      o general and industry specific economic conditions, which may affect our collaborators' R&D expenditures;

      o the adoption and acceptance of our industrial enzymes and other products by customers of our Enzyme Business;

      o the adoption and acceptance of our C1 Host Technology, C1 Expression System and C1 Screening System by biotechnology and pharmaceutical companies being marketed to by our BioSciences Business;

      o the introduction by our competitors of new industrial enzyme products or lower prices of existing products to our Enzyme Business's customers;

      o the introduction by our competitors of new expression technologies competitive with our C1 Expression System; and

      o disruption in our manufacturing capacity or our failure to bring on additional manufacturing capacity required to meet our projected growth.

      A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow as anticipated due to expiration of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in 2005. Failure to achieve anticipated levels of revenues could, therefore, significantly harm our operating results for a particular fiscal period.

      Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

We do not expect to pay dividends in the future.

      We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our shares, if ever, will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates, and if the price of our stock does not appreciate, then there will be no return on investment.

Our anti-takeover defense provisions may deter potential acquirers and depress our stock price.

      Certain provisions of our certificate of incorporation, bylaws and Delaware law, as well as certain agreements we have with our executives, could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of us. These provisions include the following:

      o we may issue preferred stock with rights senior to those of our common stock;

      o     we have a classified Board of Directors;

      o     action by written consent by stockholders is not permitted;

      o our Board of Directors has the exclusive right to fill vacancies and set the number of directors;

      o     cumulative voting by our stockholders is not allowed; and

      o we require advance notice for nomination of directors by our stockholders and for stockholder proposals.

      These provisions may discourage certain types of transactions involving an actual or potential change in control. These provisions may also limit our stockholders' ability to approve transactions that they may deem to be in their best interests and discourage transactions in which our stockholders might otherwise receive a premium for their shares over the then current market price.

We have controlling stockholders.

      Our officers, directors and principal stockholders together control approximately 46.7% of our outstanding common stock. Our founder and chief executive officer, Mark Emalfarb, through a trust of which he is the trustee and beneficiary, the Mark A. Emalfarb Trust, owns approximately 25% of our outstanding common stock. Further, the Francisco Trust, whose beneficiaries are the spouse and descendants of Mark Emalfarb, owns approximately 20% of our outstanding common stock, while friends and relatives of Mr. Emalfarb, who are not officers, directors, or principal stockholders, own approximately an additional 5% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our shares, even when a change may be in the best interests of all stockholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

We are indebted to our largest stockholders.

      As of December 31, 2004, we owed the Mark A. Emalfarb Trust and the Francisco Trust an aggregate indebtedness of approximately $3.3 million, under three separate promissory notes. In connection with the transactions completed in late October 2004, the Mark A. Emalfarb Trust cancelled $1,225,000 of the indebtedness represented by a promissory note in exchange for the issuance of shares of common stock and warrants, and we extended the maturity date of the remaining indebtedness to the Mark A. Emalfarb Trust and the Francisco Trust. All of our assets are mortgaged or pledged to secure the indebtedness owed the Mark A. Emalfarb Trust and the Francisco Trust. If we were unable to generate sufficient cash flow or otherwise obtain funds necessary to pay this indebtedness when due, we would be in default, and these debt holders would have the right to foreclose on their liens and security interests that secure the defaulted debt. Because the Mark A. Emalfarb Trust and the Francisco Trust are our largest stockholders and have a conflict in interest in their dealings with us with respect to these loans, we expect that they will take into account their investments in us and any duties that they may have to us when deciding whether to pursue their default remedies and that they would attempt to work out an acceptable payment arrangement for their debts. However, there is a risk that, due to changes in circumstances or for other reasons currently unknown to us, the Mark A. Emalfarb Trust and the Francisco Trust may elect to exercise their default remedies rather than work out a solution that is in our best interests. Further, not only is this indebtedness evidenced by promissory notes that are transferable by their holders, but we could decide to refinance this indebtedness through similar secured borrowings from banks or other commercial lenders. Any transferee or new lender, no longer constrained by the stockholder interests of the Mark A. Emalfarb Trust and the Francisco Trust, may not have the same attitude about any failure on our part to meet our binding repayment obligations as the Mark A. Emalfarb Trust and the Francisco Trust might.

We are exposed to potential risks resulting from new requirements that we evaluate disclosure controls under Section 404 of the Sarbanes-Oxley Act of 2002.

      We are evaluating our internal controls in order to allow management to report on, and our independent registered certified public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and independent registered certified public accounting firm attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective for our fiscal year ending December 31, 2006.

      In addition, in our system of internal controls we may rely on the internal controls of third parties. In our evaluation of our internal controls, we will consider the implication of our reliance on the internal controls of third parties. Until we have completed our evaluation, we are unable to determine the extent of our reliance on those controls, the extent and nature of the testing of those controls, and remediation actions necessary where that reliance cannot be adequately evaluated and tested.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company's corporate headquarters are located at 140 Intracoastal Pointe Drive, Suite 404, Jupiter, Florida, in approximately 5,700 square feet of space occupied under a lease with a monthly rental rate of $8,000 that expires on December 31, 2005.

      On July 31, 2004, Dyadic-Florida entered into a contract with a land developer under which Dyadic-Florida agreed to purchase an undeveloped 1.13 acre parcel of land with a purchase price of $1.0 million by issuing $1.0 million in shares of Dyadic-Florida common stock, representing 300,300 shares valued at $3.33 per share. Incident to the consummation of the merger, the Company assumed Dyadic-Florida's obligations to issue shares of our common stock to the developer in the place of shares of Dyadic-Florida common stock. The parcel, which is in a master planned community known as "Abacoa" located in Jupiter, Florida, is viewed as a desirable location for the eventual construction of a 40,000 square foot facility to serve as both the Company's headquarters and as a R&D facility, for a number of reasons, including its proximity to the temporary research facility of The Scripps Research Institute, its good highway access and other factors. Closing of the sale is subject to a number of contingencies, including required third party and governmental consents, and is expected to occur on or before May 31, 2005. Dyadic-Florida has inspection rights which entitle it to terminate the purchase contract in its absolute discretion. The contract obligates Dyadic-Florida to commence development of the site within two years following the closing date, and entitles the developer to repurchase the site from Dyadic-Florida if Dyadic-Florida has not done so. In that event, the repurchase price will be the greater of $1.0 million or the then fair market value of the shares acquired by the developer, except that to the extent the shares are worth less than $1.0 million, the balance must be paid in cash by the developer. During this two year period, Dyadic-Florida is prohibited from re-transferring the site to any other person other than in connection with our sale or a sale of Dyadic-Florida, or other than to an affiliate or, with the approval of a majority of our independent directors, to Mr. Emalfarb, the Francisco Trust or an affiliate of either.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      As of April 8, 2005, there were 22,241,105 shares of Dyadic common stock outstanding with approximately 203 stockholders of record. The closing bid price quoted on the Over-the-Counter Bulletin Board for the Company's Common Stock at April 8, 2005 was $2.85. The Company currently trades under the symbol "DYAD.OB".

      No bid or ask information or public trades were reported with respect to the Company's shares prior the merger consummated on October 29, 2004. As a result, the range of high and low bid information for shares of the Company's common stock for each full quarterly period within the two most recent fiscal years is not available. The following table sets forth the high and low bids for Dyadic common stock for the period indicated as reported by the OTC Bulletin Board System:

     Quarter Ended                                     2004 Sales Price
                                                       ----------------
                                                         High   Low
                                                         ----   ---
     December 31(October 29 to December 31, 2004)       $7.35  $5.95

      As of March 31, 2005, the high sales price for the first quarter of 2005 was $6.50, while the low for the quarter was $2.75. These bids represent prices quoted by broker-dealers on the OTC Bulletin Board System. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

      Prior to the merger the capital stock of Dyadic-Florida was not registered under the Securities Act of 1933.

      The transfer agent for the Company's common stock is Continental Stock Transfer & Trust Company and its address is 17 Battery Place, New York, New York 10004-1123.

Dividend Policy

      While there are no restrictions on the payment of dividends, Dyadic has not declared or paid any cash or other dividend on shares of Dyadic common stock in the last two fiscal years, and we presently have no intention of paying any cash dividend in the foreseeable future. The Company's current policy is to retain earnings, if any, to finance the expansion of it business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of the Board of Directors.

Equity Compensation Plan Information

      The following table provides information regarding the status of the Company's existing equity compensation plans at December 31, 2004.

--------------------------------------------------------------------------------------------------------------------------
                                  Number of securities to be    Weighted-average exercise
                                      issued upon exercise         price of outstanding          Number of securities
                                    of outstanding options        options, warrants and         remaining available for
      Plan Category                    warrants and rights                rights                    future issuance
      -------------               --------------------------    -------------------------       -----------------------
Equity compensation plans                  750,000                        $4.08                     4,383,823 (2)
approved by security holders (1)

Equity compensation plans not
approved by security holders                    --                           --                            --

Total                                      750,000                        $4.08                     4,383,823 (2)
--------------------------------------------------------------------------------------------------------------------------

(1) Consists of Dyadic International, Inc. 2001 Equity Compensation Plan, which the Company assumed in connection with the merger consummated on October 29, 2004.

(2) Excludes 18,624 shares that were awarded to Dyadic-Florida employees under the Dyadic International, Inc. 2001 Equity Compensation Plan in 2004.

Transactions and Sales of Unregistered Securities

      The information required by this Item has been previously disclosed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Merger

      The Company was organized, under the name CCP Worldwide, Inc., as a Delaware corporation on September 23, 2002. On October 29, 2004, we completed the merger of our newly created and wholly owned subsidiary, CCP Acquisition Corp., a Florida corporation, with and into a Florida corporation formerly known as Dyadic International, Inc., which was the surviving corporation of the merger and became our wholly owned subsidiary. We refer to this transaction as the Merger. Following the Merger, our new subsidiary changed its name to Dyadic International (USA), Inc. ("Dyadic-Florida") from Dyadic International, Inc., and the Company's name was changed to Dyadic International, Inc. from CCP Worldwide, Inc.

      All references to "Dyadic," "we," "us," "our," or the "Company" mean Dyadic-Florida prior to the Merger, and Dyadic, as successor to the business of Dyadic-Florida, after giving effect to the Merger.

      In connection with the Merger, Dyadic disposed of its packaging business in a sale of all of the shares of the Dyadic subsidiary engaged in those operations to its founder, all of the officers and directors of Dyadic resigned from their positions and were replaced with Dyadic-Florida's officers and directors, and Dyadic succeeded to the business of Dyadic-Florida. For accounting purposes, the Merger was accounted for in a manner identical to a reverse acquisition of the Company by Dyadic-Florida, except that no goodwill or other intangible assets have been recorded. Accordingly, Dyadic-Florida was deemed to be the accounting acquirer of the Company because the former stockholders of Dyadic-Florida owned a majority of the issued and outstanding shares of common stock of the Company after the Merger, including those shares issued in the initial closing of the private placement that occurred on that date. For reporting purposes, the transaction is equivalent to the issuance of stock by Dyadic-Florida for the net monetary assets of the Company, which after the transactions effected on October 29, 2004 were nil, accompanied by a recapitalization. Therefore, all financial information included in this 10-KSB for periods prior to the Merger is that of Dyadic-Florida as if Dyadic-Florida had been the reporting entity.

The Business

      We are a biotechnology company engaged in the development, manufacture and sale of proteins, enzymes, peptides and other bio-molecules, and the collaborative licensing of our proprietary technologies.

      We have developed a C1 Host Technology for both the production, or expression, of proteins and the discovery and screening of genes and gene variants. We have developed the technology to the point that we are now successfully using the C1 Expression System derived from the C1 Host Technology, among other technologies, to produce and sell enzymes to the agricultural, industrial, chemical and other industries. We refer to this market as the Enzyme Business market. With the C1 Expression System, our Enzyme Business has been able to develop new, and substantially higher profit-margined products and we believe our increased penetration of these markets will be greatly assisted by both the C1 Expression System and the C1 Host Technology.

      Additionally, the C1 Host Technology and the C1 Expression System have also enabled us to begin to focus on the production of therapeutic protein drugs for humans. Our goal for this market, which we refer to as the BioSciences Business market, is to become the leading provider of expression solutions to pharmaceutical companies and biotechnology companies. Initially, we are concentrating on completing development of our C1 Expression System to express pre-clinical and clinical quantities of proteins for drug testing, and eventually, for commercial-scale production of therapeutic proteins and other bio-molecules. We are also working to develop our C1 Screening System for the discovery of genes and the performance of gene modification for improvement of properties of the expressed proteins, which, when completed, would enable us to combine the C1 Expression System and the C1 Screening System to offer an integrated screening and expression system to the drug development industry.

      To date we have derived almost 100% of our revenues from sales to the Enzyme Business market. In 2003, our BioSciences Business generated revenues of only $150,000. We do not anticipate material revenues from the operation of our BioSciences Business sooner than 2006. Revenues from our BioSciences Business are uncertain because, among other things, our ability to secure collaboration agreements with drug development companies will depend upon our ability to perfect either the C1 Expression System or the C1 Screening System to address the needs of that industry.

Enzyme Business Focus

      In 2004 and 2003, the textiles industry comprised 80% and 84% of our Enzyme Business net sales, respectively. The textiles market, which is characterized by low profit margins and intense competition, accounts for a majority of our current net sales. We have experienced a gradual decline in our share of that market, which we primarily attribute to (i) our previous lack of adequate resources to match the level of investment in this market being made by our competitors, and (ii) our application of a greater portion of our efforts on higher margin and larger market opportunities, such as the pulp & paper and animal feed markets. To what degree our revenues from the textiles market will continue to decline in the future will depend not only that market's dynamics, but also on the extent of pricing pressure created by our competitors in that market, our success in developing and marketing new products, and our ability to lower our production costs. In this connection, we are exploring several product leads for improving the performance of existing products and the development of new products as well as opportunities to reduce the production cost of these products. We intend to exercise discipline over the application of our resources to the textiles market relative to other markets we perceive to offer the Company greater opportunity.

      One market in which we believe we have begun to enjoy some success in executing our strategy to expand our sales of higher profit margin products has been in the pulp and paper industry. We increased our pulp and paper sales by 96% over 2003, which represents an increase from 3% to 6% of our Enzyme Business net sales. Our expectations for 2005 and beyond are optimistic for this market. We have hired several new employees to assist us in expanding our share of this market, including a Vice President -Pulp and Paper division. We have worked with several existing customers who have allowed us to generate product trial data for our use in selling to other global companies Bleach -boosting, Bio-refining and De-inking products. We find that today the sales cycle for capturing a new customer trial is a long one (often 6 months to 1 year), but have nonetheless been able to commence mill trials with several key potential customers over the past six months.

      The Animal Feed market has represented approximately 6% of our Enzymes Business net sales in 2004 and 2003. With our successful equity capital-raising activities in 2004, we now have the resources necessary to fund the registration of our existing products and new products under development for these operations in the European Union (the largest market), and expect material growth in this geographical market and elsewhere over the next two to three years. We also expect to be able to focus additional product development and sales efforts in other markets, such as starch and brewery markets, as a consequence of recruitment of additional personnel charged with direct responsibility for overseeing the registration of our products and greater focused attention on these market opportunities.

                                                   Enzyme Business
                                                   ---------------

                                       2004                                2003
          Industry                 (in thousands)      % of Sales     (in thousands)     % of Sales
          --------                 --------------      ----------     --------------     ----------
      Textile                         $ 13,320                80%        $ 13,906               84%
      Animal Feed                        1,017                 6%           1,012                6%
      Pulp & Paper                       1,069                 6%             545                3%
      Others (5 industries)              1,335                 8%           1,167                7%
                                      --------          --------         --------         --------
      Total Enzyme Business           $ 16,741               100%        $ 16,630              100%
                                      ========                           ========

BioSciences Business Focus

      While we believe that our C1 Expression System has created great opportunity for our Enzyme Business, we believe a much greater opportunity exists to develop our C1 Expression System for the production of higher value proteins, such as human therapeutic proteins. We have been developing and refining our molecular tools to deal with the more complex issues involved in the production of those proteins, such as glycosylation, protein degradation and high purity level requirement, which are critical for human therapeutic protein production. Once fully developed, we believe our C1 Host Technology can integrate our C1 Expression System with our C1 Screening System now also under development, to create a fully-integrated discovery and expression system that will help companies in diverse industries - including pharmaceuticals - to discover, develop and bring to market new and improved protein and enzyme products from a wider range of DNA sources and with better properties than has been possible with other systems. Since the same cell line, C1, will enable all R&D steps involved in bringing a DNA product to market, we believe that the probability of success will be higher and the R&D cycle time will be shorter.

      Our goal for our BioSciences Business is to become the leading provider of expression solutions to pharmaceutical and biotechnology companies. Initially, we will concentrate on enabling the C1 Expression System to express pre-clinical and clinical quantities of therapeutic proteins for drug testing, and eventually, for commercial-scale production of therapeutic proteins and other bio-molecules. In particular, we expect that our C1 Expression System will facilitate the production of biopharmaceuticals that might otherwise be shelved, and will enable development of functionally improved drugs using molecular evolution techniques in conjunction with the C1 Screening Technology we are developing.

Future Expectations

      With the significant increase in our capital funding, we recently initiated a genomic sequencing project with Agencourt Bioscience to sequence our C1 host organism. Presently, we anticipate that this C1 sequencing project will be completed ahead of schedule, in the second quarter of 2005. With the completion of this project, we expect to be able to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp and paper, animal feed, and food.

      Based on the foregoing and other R&D initiatives we expect to continue in 2005, we expect to incur significant costs funding our R&D initiatives, including costs related to enhancements to our core technologies. As a result, we expect to continue to incur losses as we further develop our C1 Expression System, complete development of the C1 Screening System, and build other required infrastructure to exploit our C1 Host Technology, our C1 Expression System and our C1 Screening System. See "Liquidity and Capital Resources" below for a discussion of our expected cash resources to fund our operations for the next 24 months. There can be no assurance that our efforts with regard to these objectives will be successful.

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

         The following table sets forth (amounts in thousands) the Company's operating information for the years ended December 31, 2004 and 2003:

                                                  (in thousands)
                                                                 Increase
                                            2004        2003    (Decrease)
                                            ----        ----    ----------
Net sales                                $ 16,741    $ 16,780    $    (39)
Cost of goods sold                         12,833      12,597         236
                                         --------    --------    --------
Gross profit                                3,908       4,183        (275)
                                         --------    --------    --------
Operating expenses:
  Research and development                  3,621       3,571          50
  Sales and marketing                       1,857       1,749         108
  General and administrative                3,757       2,308       1,499
                                         --------    --------    --------
                                            9,235       7,628       1,607

Loss from operations                       (5,327)     (3,445)     (1,882)
                                         --------    --------    --------

Other income (expense):
  Interest expense                           (598)     (3,498)      2,900
  Interest income                              69          13          56
  Minority interest                           (17)        (14)         (3)
  Foreign currency exchange loss, net        (214)       (236)         22
  Other, net                                   17          10           7
                                         --------    --------    --------
Total other income (expense)                 (743)     (3,725)      2,982
                                         --------    --------    --------
Loss before income taxes                   (6,070)     (7,170)        954
Provision for income taxes                    (10)        (93)        (83)
                                         --------    --------    --------
Net loss                                   (6,080)   $ (7,263)      1,037
                                         ========    ========    ========

Net Sales

      For the year ended December 31, 2004, we generated net sales of approximately $16,741,000 as compared to net sales of approximately $16,780,000 for the year ended December 31, 2003, a decrease of $39,000. In 2004, the BioSciences Business generated no revenues, as compared to $150,000 for 2003. Revenues from the Enzyme Business therefore increased by approximately $111,000. We did not enjoy a meaningful year-over-year increase in sales as we have for the preceding three years principally because of our lack of resources in 2004 with which to fund (a) required increases in working capital (inventory and receivables), (b) a required expansion of sales and marketing personnel and related market penetration activities and (c) required levels of new product introductions. In addition, our 4th quarter was very negatively impacted by two developments: first, one of our very significant customers experienced the loss of one of its key customers in that quarter; and second, China's imminent ascension to the World Trade Organization (January 2005) negatively impacted its textiles manufacturing sector in that quarter by causing that sector to defer sales into 2005 in anticipation of the removal of applicable quota systems scheduled to occur at that time.

      As previously stated, the textiles market, which is characterized by low profit margins and intense competition, accounts for a majority of our current Enzyme Business net sales (80% of our revenues in 2004 and 84% of our revenues in 2003). Nonetheless, it should be noted that we have experienced a gradual decline in our share of the textiles market, which we primarily attribute to (i) our previous lack of adequate resources to match the level of investment in this market being made by our competitors, and (ii) our application of a greater portion of our efforts on higher margin and larger market opportunities, such as pulp & paper and animal feed markets. To what degree our revenues from the textiles market will continue to decline in the future will depend not only that market's dynamics, but also on the extent of pricing pressure created by our competitors in that market, our success in developing new products and our ability to lower our production costs. In this connection, we are exploring several product leads for improving the performance of existing products and the development of new products, as well as opportunities to reduce the production cost of these products. We intend to exercise discipline over the application of resources to the textile market relative to other markets we perceive to offer the Company greater opportunity.

Cost of Goods Sold

      For the year ended December 31, 2004, cost of goods sold was approximately $12,833,000 as compared to approximately $12,597,000 for the year ended December 31, 2003, representing an increase of approximately $236,000. This 2% increase in cost of goods sold was primarily the result of an increase in the inventory reserve of approximately $247,000. The effect of changes in foreign currency rates and the resultant effect on the cost of inventory and certain contract manufacturing costs denominated in Euros can and may significantly impact the ultimate cost incurred by the Company in the future.

Gross Profit

      For the year ended December 31, 2004, gross profit was approximately $3,908,000, or 23.3% of net sales, as compared to approximately $4,183,000, or 24.9% of net sales, for the year ended December 31, 2003, representing a decrease of approximately $275,000. The 6.4% decrease in gross profit and gross profit percentage is primarily due to an increase in the inventory reserve. It is the Company's goal to develop products, or sell existing products, for markets in which gross profit percentages can be improved. We believe we are making significant progress in our efforts to create a line of higher profit-margined products by developing better products using our technologies, by lowering our production costs, and by applying existing products to new markets. Nonetheless, there can be no assurance that our efforts will successfully lead to improved gross profit percentages in the future.

Expenses

      Research and Development

      For the year ended December 31, 2004, research and development expenses, or R&D, were approximately $3,621,000, or 21.6% of net sales, as compared to approximately $3,571,000, or 21.3% of net sales for the year ended December 31, 2003, representing an increase of approximately $50,000. Our desired level of R&D activity was constrained in 2004 by our lack of adequate capital resources. With our success in raising additional capital, we expect to substantially increase our R&D spending in 2005, both on the further development of our core technologies, and on new product and technology development, in order to generate broader sets of product lines for a larger number of diverse industries and markets. We anticipate these R&D efforts will ultimately increase our revenues and profit margins and create additional business opportunities for us. Nonetheless, there can be no assurance that our R&D efforts will be successful in achieving these objectives.

      Sales and Marketing

      For the year ended December 31, 2004, sales and marketing expenses were approximately $1,857,000, or 11.1% of net sales, compared to approximately $1,749,000, or 10.4% of net sales for the year ended December 31, 2003, representing an increase of approximately $108,000. This 6.2% increase, was due principally to the addition of one regional sales person.

      General and Administrative

      For the year ended December 31, 2004, general and administrative expenses were approximately $3,757,000, or 22.4% of net sales, compared to approximately $2,308,000, or 13.8% of net sales for the year ended December 31, 2003, representing an increase of approximately $1,449,000. This increase is attributable to several factors, including an increase in the allowance for doubtful accounts of our Asian subsidiary of approximately $327,000, an increase in salaries and wages of approximately $400,000 due to accruals for bonuses and vacation as well as salary increases, an increase in stock compensation expense of approximately $260,000 related to stock options issued to consultants and an increase in professional fees of approximately $665,000 related to accounting, legal and other service related expenses, to assist the Company in its transition to a public company status.

Other Income (Expense)

      Interest Expense

      For the year ended December 31, 2004, interest expense was approximately $598,000 as compared to approximately $3,498,000 for the year ended December 31, 2003, representing a decrease of approximately $2,900,000. This decrease was due primarily to the amortization of debt issuance costs of $3,195,000 related to the issuance of warrants in connection with a $3,000,000 Bridge Loan made in May 2003. Excluding this transaction, interest expense increased approximately $295,000, which relates to the amortization of beneficial conversion features ($155,000) as described below, and increased interest expense related to the Mark A. Emalfarb Trust revolving note, which had a higher principal balance throughout 2004 as compared to 2003.

      In connection with the Merger and a series of related transactions more fully discussed in Note 1 to the Company's consolidated financial statements, the Bridge Loan maturity date and the Bridge Loan warrants were modified in November 2004 and, as a result, we will recognize an additional $350,000 in interest expense through the new maturity date, January 1, 2007. Also in November 2004, a $1,225,000 note payable to the Mark A. Emalfarb Trust was cancelled in exchange for the purchase of 367,868. Investment Units, as discussed more fully in Note 1 to the consolidated financial statements, and the conversion prices on the convertible notes due to the Emalfarb Trust and the Francisco Trust were modified to fix the conversion price at $3.33 per share, which resulted in a beneficial conversion feature of $554,000 to be amortized through the maturity date of January 1, 2007.

      Interest Income

      For the year ended December 31, 2004, interest income was approximately $69,000 as compared to approximately $13,000 for the year ended December 31, 2003, representing an increase of approximately $56,000. Interest income increased beginning in the fourth quarter of 2004 due to the net proceeds from the private placement offering completed in early November 2004, which were placed in short-term investments. At December 31, 2004, all remaining proceeds were invested in money market funds.

      Minority Interest/Share of Income of Unconsolidated Affiliate

      Minority interest of approximately $17,000 for the year ended December 31, 2004 as compared to approximately $14,000 for the year ended December 31, 2003 primarily reflects the fact that our Asian subsidiary generated higher net income in 2004 than it did in 2003 due to an increase in its net sales of approximately 24%.

      Foreign Currency Exchange Losses, Net

      For the year ended December 31, 2004, the Company incurred net foreign currency exchange losses of approximately $214,000 as compared to approximately $236,000 for the year ended December 31, 2003, representing a decrease of approximately $22,000. This decrease in foreign currency exchange losses is primarily due to the decline in the value of the United States dollar as compared to the Euro between periods. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency losses (or gains) we recognize in future periods relating to these transactions.

Provision for Income Taxes

      We have no provision for U.S. income taxes as we have incurred operating losses in all periods presented. For the year ended December 31, 2004, we had a foreign income tax provision of approximately $10,000 compared to approximately $93,000 for the year ended December 31, 2003. Our Asian subsidiary operates in Hong Kong. We also have operations in Poland and The Netherlands. Our Asian subsidiary and, to a lesser extent, our Polish subsidiary generate profits that are taxable in their local jurisdictions. The decrease from 2003 to 2004 resulted primarily from net operating loss carry forwards utilized by our Asian subsidiary during 2004 that lowered its effective tax rate.

Net Loss

      For the year ended December 31, 2004, the Company's net loss was approximately $6,080,000, compared to a net loss of approximately $7,263,000 for the year ended December 31, 2003. This decrease in net loss was due primarily to the 2003 interest expense charge on the issuance of the Bridge Loan warrants of $3,195,000, as well as an increase in general and administrative expenses, as discussed above. We believe that we will continue to incur net losses in the near term future primarily because of our planned levels of research and development, expansion of our marketing, sales and technical staff, and additional general and administrative expenditures that will be necessary to accommodate the expected growth in the Enzyme and BioSciences Businesses.

Liquidity and Capital Resources

Capital Raising Activities

      Since inception, the Company has financed operations primarily with proceeds from the sales of the products from its Enzyme Business, external borrowings, borrowings from its stockholders and sales of preferred and common equity securities. In May 2003, the Company received a $3,000,000 loan from a syndicate of its stockholders, including its controlling stockholder, Mark Emalfarb. In the first half of 2004, we raised approximately $4,740,000 in private offerings of our equity securities, of which $1,500,000 was used to redeem all outstanding shares of our Series A preferred stock, and we also paid for $1,000,000 of R&D services to be performed by one of our long-standing R&D vendors in shares of our common stock (to be released from escrow when earned) and an additional $250,000 in cash.

      In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum (the October Offering) dated October 2004, the Company sold 7,629,204 Investment Units, realizing gross proceeds of approximately $25,405,000. An Investment Unit consists of one share of the Company's common stock and one five-year callable warrant to purchase one share of the Company's common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase the Company's common stock were issued to participants in the October Offering. Concurrently, the Company issued 711,050 warrants to purchase the Company's common stock at $5.50 per share to participants in the Offering completed in July 2004 (see Note 8), as well as 247,730 warrants to purchase the Company's common stock at $5.50 per share and 495,460 warrants to purchase the Company's common stock at $3.33 per share, both to placement agents in the October Offering.

      The Company has incurred approximately $2,728,000 of costs through December 31, 2004 related to the October Offering and Merger, including the subsequent registration of the Company's shares issued in the Merger and the October Offering. These costs are included as a reduction of additional paid-in capital in the accompanying consolidated changes of stockholders equity for the year ended December 31, 2004.

      Ancillary to the Merger and October Offering, in November 2004, an additional 367,868 Investment Units were sold to Mark A. Emalfarb through the Mark A. Emalfarb Trust in exchange for the cancellation of the Company's note payable to the Mark A. Emalfarb Trust (see Note 6 to our consolidated financial statements) with a balance of $1,225,000.

      Incident to the Company's completion of the Merger and the equity issuance transactions described above, a warrant to purchase 1.5 million shares of the Company's common stock issued in connection with the May 2003 $3.0 million revolving note payable to the Mark A. Emalfarb Trust (see Note 6 to our consolidated financial statements) was modified to reduce the exercise price from $4.50 to $3.33 per share. Additionally, the maturity date of this Bridge Loan was extended to January 1, 2007. As a result, approximately $350,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification (determined using the Black-Scholes option pricing model, using the following assumptions: risk-free interest rate of 3.91%, dividend yield of 0%, expected volatility of 50% and an expected remaining life of 8.6 years, the remaining term of the warrant) will be amortized to interest expense through the new maturity date. The estimated fair value of the original warrant had been fully amortized to interest expense during the year ended December 31, 2003.

      As another incident to the Company's completion of the Merger and the equity transactions described above, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note (see Note 6 to our consolidated financial statements) were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 will be amortized to interest expense through the new maturity date.

Cash Flow

      From Operating Activities

      As reflected in our consolidated financial statements, we have incurred losses from operations during each of the last two years, resulting in net cash used in operating activities of approximately $5,917,000 and $4,002,000 in 2004 and 2003, respectively. The increase in net cash used in operating activities was primarily due to the increase in net loss in 2004 and the increase in cash expenditures for inventory of $1.3 million over the comparable 2003 period.

      From Investing Activities

      For the year ended December 31, 2004, our net cash used in investing activities was approximately $101,000 as compared to approximately $133,000 for the year ended December 31, 2003. This decline was due primarily to a payment made in 2003 to acquire additional voting interest in our then unconsolidated Asian subsidiary. Cash constraints during 2003 and part of 2004 did not allow for significant investments in fixed assets in those years. There are no immediate plans for large increases in capital expenditures; however, management is continually assessing such requirements concurrent with our growth.

      From Financing Activities

      For the year ended December 31, 2004, our net cash provided by financing activities was approximately $24,879,000 as compared to approximately $2,746,000 for the year ended December 31, 2003. This change is primarily due to cash received from two private placements in 2004 resulting in net proceeds of approximately $27,400,000, which was offset by payments on notes payable of approximately $903,000 and a $1,500,000 payment for the redemption of Redeemable Series A convertible preferred stock

      Changes in Cash Positions

      We experienced net increases in cash and cash equivalents of approximately $18,861,000 in 2004 as compared to a decrease of $1,403,000 in 2003 due to our capital raising activities.

Financial Condition and Liquidity at December 31, 2004

      Our 2003 and 2004 net losses, when combined with losses incurred through December 31, 2002, resulted in an accumulated deficit of approximately $23,493,000. As of December 31, 2004, stockholders' equity was approximately $24,469,000, an increase of approximately $34,196,000 over December 31, 2003. The improvement is due to the equity capital we raised in July 2004 and November 2004 and the redemption of our Series A convertible preferred stock at a substantial discount from its carrying value.

      As of December 31, 2004, we had a total of approximately $20,511,000 in cash and cash equivalents. Our outstanding indebtedness was approximately $3,433,000 as of December 31, 2004, and consisted of notes payable to certain stockholders and the Bridge Loan. We are committed to make annual minimum payments under our operating leases aggregating approximately $297,000 for 2005, approximately $84,000 for 2006, approximately $43,000 in 2007, approximately $39,000 in 2008, and approximately $219,000 thereafter. We also are committed to make annual minimum payments under our Polish contract manufacturing agreement of approximately $377,000 for 2005 and $841,000 thereafter through 2008. We have also entered into various agreements with independent third parties to conduct R&D activities on our behalf. One such agreement, entered into in July 2004, has committed a third party to provide research and development assistance valued at approximately $1.25 million. The consideration includes $250,000 in cash, which was paid upon signing the agreement, and 300,300 shares of our common stock, to be released from escrow as the shares are earned. The agreement is with one of our long-standing third party R&D vendors.

      We have employment agreements with several officers and key employees of the Company. The following table shows the title, annual compensation and expiration date of each agreement. The agreements state that the employee is entitled to earn a bonus annually based upon the results of operations of the Company, its Subsidiaries and their Affiliates and the personal performance of the Executive in accordance with the terms of a bonus plan which shall be adopted and maintained in effect by the Compensation Committee for that calendar year. (See Notes 11 and 14 to our consolidated financial statements.)

---------------------------------------------------------------------------------------------------------------------
                                                                                     Annual        Initial term
    Name                                Title                                     Compensation      expiration
    ----                                -----                                     ------------      ----------
Mark A. Emalfarb                Chief Executive Officer                           $  300,000         April 2006

Wayne Moor                      Chief Financial Officer                              225,000         December 2007

Kent Sproat                     Executive Vice President, Enzyme Business            190,000         December 2007

Ratnesh (Ray) Chandra           Senior Vice President, Marketing-Biotechnology       170,250         December 2007
                                Systems

Richard Burlingame, Ph.D.       Executive Director, Research & Development           148,500         December 2007

Alexander (Sasha) Bondar        Vice President, Strategy & Corporate                 143,000         December 2007
                                Development

Daniel Michalopoulos            Vice President, Pulp & Paper                         140,000         December 2007
---------------------------------------------------------------------------------------------------------------------

Funding of Future Operations

      We believe that our operating losses will continue in 2005. In addition, our future capital requirements will be substantial. We believe that if we meet our business plan, we will have sufficient capital to fund our operations and meet our obligations through year end 2006. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on current information, historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates used by us under different assumptions or conditions. We believe the following concentrations and critical accounting policies relate to our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Foreign Operations

      We have significant operations and revenues generated in foreign countries. Revenues derived from foreign customers accounted for approximately 86% and 87% of our total revenues in 2004 and 2003, respectively. Our Asian subsidiary is located in Hong Kong, and we have two other subsidiaries, one located in Poland and one located in The Netherlands. Estimates relating to our inventory valuation, receivable allowances, possible impairments to goodwill (which relates to our Asian subsidiary), and long-lived assets could be significantly impacted by international events.

Stock-Based Compensation

      We have issued warrants and options to non-employees for services and in connection with obtaining debt in the past several years. We have recognized significant expense relating to the issuance of these equity instruments, including $3,195,000 relating to a warrant issued in connection with debt and classified as interest expense in 2003. In 2004, approximately $897,000 was recorded related to the modification of warrants issued in connection with debt, which is being amortized through the debt maturity date of January 1, 2007. Of this amount, approximately $155,000 was recognized as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2004. Amortization of stock compensation expense of approximately $318,000 was also recognized in 2004 related to stock options issued to consultants, the original cost of which is being amortized over the respective service periods.

      We estimated the fair value of those securities using the Black-Scholes option-pricing model, and expensed the estimated fair value over the service period or through the debt maturity date. The Black-Scholes model uses critical assumptions that significantly affect the estimated fair value of those awards, such as an estimated volatility factor of our common stock, the estimated lives of the awards (which is equal to the maximum contractual term for awards to non-employees) and presumed discount rates. Additionally, as further discussed below, we are required to recognize compensation expense on options issued to employees beginning in 2006, and we expect that we will use similar estimation methods. Changes in the volatility of our common stock and other estimation factors used in the Black-Scholes model can significantly impact the estimated value and resultant compensation cost on similar equity instruments issued in the future.

Long-Lived Assets

      We review our long-lived assets, including fixed assets that are held and used for our operations, for impairments whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows, less the future outflows necessary to obtain these inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will recognize an impairment loss to the extent the carrying value exceeds the fair value. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of the assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in domestic and foreign economic conditions and changes in operating performance. While we have not to date been required to recognize an impairment on long-lived assets, as we make future assessments of the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges.

Evaluation of Potential Goodwill Impairment

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we were required to perform an annual impairment review of the goodwill which is associated with our Asian subsidiary, as of January 1, 2004 and 2005. This test involved the use of estimates to determine the estimated fair value of our Asian subsidiary and the comparison of that estimated fair value to the carrying value of the reporting unit. There are significant assumptions used in this impairment test, such as estimated cash flows, discount rates of return and terminal values. Several factors can change these assumptions, such as economic conditions or instability in foreign governments, among other things. Our estimates of the fair value indicated that it exceeded the carrying value of the reporting unit. Accordingly, no goodwill impairment charge was recorded. If the estimate of the fair value of the reporting unit is less than the carrying value at any future measurement dates, we may be required to record a goodwill impairment charge.

Income Taxes

      We have recorded deferred tax assets relating to net operating loss carry forwards for United States federal and state tax purposes, inventories, depreciation and amortization, and accounts receivable allowance, among other items. We record a valuation allowance equal to 100% of the carrying value of our net deferred tax assets to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, a resulting reduction of the valuation allowance would increase our income in the period such determination was made. As of December 31, 2004, we had approximately $7,435,392 in gross deferred tax assets, which were fully offset by a valuation allowance.

      We have net operating loss carryforwards of approximately $17.1 million for United States federal and state income tax purposes that expire between 2019 and 2023. The amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer's account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. We review our accounts receivable reserve policy periodically, based on current risks, trends and changes in industry conditions. The allowance for doubtful accounts was approximately $456,000 at December 31, 2004. Although we believe this allowance is sufficient, if the financial condition of our customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact our consolidated financial statements. Concentrations of credit risk can impact this risk considerably. While there were no customers that accounted for greater than 10% of net sales in 2004, in 2003 there were two customers that individually accounted for 18% and 14% (for a total of 32%) of the Company's net sales, or approximately $2,979,000 and $2,338,000, respectively. There were six customers in 2004 whose trade receivable balances equaled or exceeded 5% of total receivables, representing an aggregate of approximately 50%, of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations. Additionally, as noted above, we have significant sales to customers outside the U.S.

Inventory Valuation

      Inventory, representing approximately 20% of our consolidated assets at December 31, 2004, primarily consists of finished goods including industrial enzymes used in the industrial, chemical and agricultural markets and is stated at the lower of cost or market using the first-in, first-out method. Finished goods include raw materials and manufacturing costs, substantially all of which are incurred pursuant to agreements with independent manufacturers. As part of the valuation process, excess, slow-moving and damaged inventories are reduced to their estimated net realizable value. Our accounting for excess, slow-moving and damaged inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. We review our inventory reserve policy periodically, based on current risks, trends and changes in industry conditions. We also maintain a provision for estimated inventory shrinkage and conduct periodic physical inventories to calculate actual shrinkage and inventory on hand. When preparing these estimates, management considers historical results, inventory levels and current operating trends. We have established valuation reserves associated with excess, slow-moving and damaged inventory and estimated shrinkage reserves of approximately $322,000 at December 31, 2004. These estimates can be affected by a number of factors, including general economic conditions and other factors affecting demand for our inventory. In the event our estimates differ from actual results, the allowance for excess, slow-moving and damaged inventories may be adjusted and could materially impact our consolidated financial statements.

Revenue Recognition

      Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the provisions issued in SAB No. 104, Revenue Recognition in Financial Statements. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured. The Company provides for sales returns based on a historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management's estimates, the provision may require further adjustment and accordingly, net sales may decrease.

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated financial statements and related footnotes of Dyadic International, Inc. can be found beginning with the Index to Consolidated Financial Statements following Part III of this Annual Report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of the annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was prepared.

      (b) Changes in Internal Controls. During the course of its review of our financial statements for the nine months ended September 30, 2004, but subsequent to the completion of the audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2003, Ernst & Young LLP, our independent registered public accounting firm, reported to our board of directors and management that it had identified a significant deficiency it considered to be a material weakness in our internal controls over financial reporting under standards established by the Public Company Accounting Oversight Board (which became applicable to us on October 29, 2004, when the Merger with CCP Worldwide, Inc. was completed). As a consequence, our consolidated financial statements as of and for the year ended December 31, 2003 (which had not previously been filed with the Securities and Exchange Commission), have been restated. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-KSB. The reported material weakness related to the recording of foreign currency denominated revenue, inventory purchasing and research and development expenditure transactions during 2003 and through September 30, 2004. In the fourth quarter of 2004 and the first quarter of 2005, our management and our Board of Directors took the following steps to remediate this material weakness: trained the appropriate accounting employees on foreign currency denomination in accordance with GAAP, improved controls with respect to the recording of foreign currency transactions, and hired a Chief Financial Officer and Director of Financial Reporting to deal with accounting issues and to prepare the Company's financial statements. Except as noted above, there have not been any changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting .

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

The information called for by Part III, Items 9, 10, 11, 12 and 14 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

ITEM 13. EXHIBITS

A)    Index to Exhibits

Exhibits    Description of Documents
--------    ------------------------

2.1 Agreement of Merger and Plan of Reorganization dated as of September 28, 2004 by and among Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Dyadic International, Inc. (f/k/a CCP Worldwide, Inc.) and CCP Acquisition Corp. (1)

2.2 Split-Off Agreement dated September 28, 2004, by and among Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Dyadic International, Inc. (f/k/a CCP Worldwide, Inc.) and Custom Craft Packaging, Inc. (2)

3.1 Amended and Restated Certificate of Incorporation of Dyadic International, Inc. dated November 1, 2004 (2)

3.2 Amended and Restated Bylaws of Dyadic International, Inc. dated November 1, 2004 (2)

4.1         Form of Common Stock Certificate (2)

4.2         Form of $5.50 Common Stock Purchase Warrant (2)

4.3         Form of $3.33 Common Stock Purchase Warrants issued to Placement
            Agents (2)

4.4         Form of Bridge Loan Warrants (2)

4.5 Form of Stock Option representing aggregate right to purchase 65,000 shares of Common Stock (2)

10.1 Cooperation and License Agreement dated August 12, 2003 between Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and TNO Nutrition and Food Research Institute (2)

10.2 Development Agreement dated July 30, 2004 between Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and Bio-Technical Resources Division of Arkion Life Sciences LLC (2)

10.3 Commercial Land Purchase and Sale Agreement dated July 31, 2004 between Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and F&C Holdings, LLC (2)

10.4        Investors' Rights Agreement dated March 24, 2004 among the Mark A.
            Emalfarb Trust, the Francisco Trust, Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and other shareholders, as amended and assumed by Registrant (2)

10.5 Employment Agreement dated April 1, 2001 between Mark A. Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.6.1 Employment Agreement dated March 30, 2005 between Ratnesh (Ray) Chandra and Dyadic International, Inc. (4)

10.6.2 Employment Agreement dated January 31, 2005 between Wayne Moor and Dyadic International, Inc. (6)

Exhibits    Description of Documents
--------    ------------------------

10.6.3 Employment Agreement dated March 30, 2005 between Alexander (Sasha) Bondar and Dyadic International, Inc. (4)

10.6.4 Employment Agreement dated March 30, 2005 between Kent Sproat and Dyadic International, Inc. (4)

10.7.1 Confidential Information, Inventions Assignment and Non-Compete Agreement dated May 21, 2001 between Mark Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.7.2 Confidential Information, Inventions Assignment and Non-Compete Agreement dated May 21, 2001 between Ray Chandra and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.7.3 Confidential Information, Inventions Assignment and Non-Compete Agreement dated May 21, 2001 between Kent Sproat and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.7.4 Confidential Information, Inventions Assignment and Non-Compete Agreement dated September 4, 2001 between Richard Burlingame, Ph.D. and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.7.5 Confidential Information, Inventions Assignment and Non-Compete Agreement dated March 27, 2003 between Thomas Bailey and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.7.6 Confidential Information, Inventions Assignment and Non-Compete Agreement dated May 21, 2001 between Alexander (Sasha) Bondar and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.8.1 Indemnification Agreement dated August 19, 2001 between Mark A. Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.8.2 Indemnification Agreement dated August 19, 2001 between Stephen J. Warner and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)

10.8.3 Indemnification Agreement dated January 11, 2005 between Dyadic International, Inc. and Richard Berman (3)

10.8.4 Indemnification Agreement dated March 29, 2005 between Dyadic International, Inc. and Robert Shapiro (4)

10.9 Dyadic International, Inc. 2001 Equity Compensation Plan, as amended and assumed by Registrant (2)

10.9.1 Standard form of Director Stock Option Grant Agreement under Dyadic International, Inc. 2001 Equity Compensation Plan (3)

10.9.2 Second Amendment to Dyadic International, Inc. 2001 Equity Compensation Plan dated as of January 12, 2005 (3)

10.9.3 Form Employee Option Agreement under the Dyadic International, Inc. 2001 Equity Compensation Plan, as amended (4)

10.10 Subordinated Promissory Note dated May 30, 2001 made by Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of the Mark A. Emalfarb Trust in the original principal amount of $750,766, as assumed by Registrant (2)

Exhibits    Description of Documents
--------    ------------------------

10.11 Subordinated Promissory Note dated May 30, 2001 made by Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of the Francisco Trust in the original principal amount of $664,838, as assumed by Registrant (2)

10.12       Revolving Note dated May 29, 2003 made by Dyadic International
            (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of the Mark A. Emalfarb Trust in the original principal amount of $3,000,000, as assumed by Registrant (2)

10.13 Security Agreement dated May 29, 2003, between the Mark A. Emalfarb Trust and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended (2)

10.14 Inducement and Amending Agreement dated August 19, 2004 among the Mark A. Emalfarb Trust, the Francisco Trust and Dyadic International
            (USA), Inc. (f/k/a Dyadic International, Inc.) (2)

10.15 Contract Manufacturing Agreement dated October 27, 1999 between Polfa Tarchomin, SA and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended by Amendments dated May 8, 2000 and February 10, 2004 and letters dated February 11, 2004 (2)

10.16 Indemnification and Escrow Agreement dated September 28, 2004 among Vitel Ventures, Mark Tompkins, Registrant and Dyadic International
            (USA), Inc. (f/k/a Dyadic International, Inc.) (2)

10.17 Form of Subscription Agreement from investors in private placement offering completed in early November 2004 (2)

10.18 Agreement dated October 21, 1998 among Geneva Investment Holdings Limited, a wholly owned subsidiary of Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Robert B. Smeaton and Raymond Chih Chung Kwong, as amended by Agreements dated January 17, 2000 and July 8, 2002 (2)

10.19       Lock-Up Agreements from each of the Mark A. Emalfarb Trust and Mark
            A. Emalfarb; the Francisco Trust; Mark Tompkins and IVC Group; Ratnesh Chandra; Richard Burlingame; Rufus Gardner; Kent Sproat; Thomas Bailey; and Alexander Bondar (2)

10.20 Indemnification Agreement dated as of September 28, 2004 among Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Dyadic International, Inc. (f/k/a CCP Worldwide, Inc.), Tom Shute, Roy Provencher and David R. Allison (5)

10.21       Dyadic International, Inc. Statement of Director Compensation Policy
            (3)

14.1        Code of Ethics (7)

21.1        Subsidiaries of the Registrant (2)

23          Consent of Independent Registered Public Accounting Firm (7)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

Exhibits    Description of Documents
--------    ------------------------

32.1        Certification of Chief Executive Officer required by 18 U.S.C.
            Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (7)

32.2        Certification of Chief Financial Officer required by 18 U.S.C.
            Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (7)

      (1) Incorporated by reference from the Company's Form 8-K, filed September 30, 2004 with the Securities and Exchange Commission.

      (2) Incorporated by reference from the Company's Form 8-K, filed November 4, 2004, as amended with the Securities and Exchange Commission.

      (3) Incorporated by reference from the Company's Form 8-K, filed January 14, 2005 with the Securities and Exchange Commission.

      (4) Incorporated by reference from the Company's Form 8-K, filed April 1, 2005 with the Securities and Exchange Commission.

      (5) Incorporated by reference from the Company's Form 10-QSB Quarterly Report for the nine months ended September 30, 2004.

      (6) Incorporated by reference from the Company's Form 8-K, filed February 1, 2005 with the Securities and Exchange Commission.

      (7)   Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Dyadic International, Inc.
                                                 (Registrant)


Date: April 15, 2005               By:  /s/ Mark A. Emalfarb
                                        -----------------------
                                        Mark A. Emalfarb
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 15, 2005


By:    /s/ Mark A. Emalfarb
       Mark A. Emalfarb
       Principal Executive Officer, Chairman of the Board of Directors and President

By:    /s/ Wayne Moor
       Wayne Moor
       Principal Financial and Accounting Officer

By:    /s/ Stephen J. Warner
       Stephen J. Warner
       Director

By:    /s/ Richard Berman
       Richard Berman
       Director

By:    /s/ Robert Shapiro
       Robert Shapiro
       Director

                           Dyadic International, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm
   on Financial Statements.................................................. F-1

Consolidated Financial Statements:

      Consolidated Balance Sheet - December 31, 2004........................ F-2

      Consolidated Statements of Operations -
         Years ended December 31, 2004 and 2003............................. F-3

      Consolidated Statements of Changes in
         Stockholders' Equity (Deficit) - Years ended
         December 31, 2004 and 2003......................................... F-4

      Consolidated Statements of Cash Flows -
         Years ended December 31, 2004 and 2003............................. F-5

      Notes to Consolidated Financial Statements............................ F-6

 Report of Independent Registered Public Accounting Firm on Financial Statements


Board of Directors and Stockholders
Dyadic International, Inc.

      We have audited the accompanying consolidated balance sheet of Dyadic International, Inc. (the Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyadic International, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

Certified Public Accountants
West Palm Beach, Florida
April 14, 2005

                           Dyadic International, Inc.

                           Consolidated Balance Sheet

                                December 31, 2004

Assets
Current assets:
     Cash and cash equivalents                                                      $ 20,510,650
     Accounts receivable, net of allowance for uncollectible accounts of $455,764      3,078,082
     Inventory                                                                         6,642,033
     Prepaid expenses and other current assets                                           826,149
                                                                                    ------------
Total current assets                                                                  31,056,914

Fixed assets, net                                                                        801,767
Intangible assets, net                                                                   200,303
Goodwill                                                                                 467,821
Other assets                                                                             195,621
                                                                                    ------------
Total assets                                                                        $ 32,722,426
                                                                                    ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                               $  2,958,734
     Accrued expenses                                                                  1,531,656
     Accrued interest payable to stockholders                                            107,705
     Current portion of notes payable to stockholders                                    171,985
     Deferred revenue                                                                     75,000
     Income taxes payable                                                                 12,809
                                                                                    ------------
Total current liabilities                                                              4,857,889
                                                                                    ------------

Long-term liabilities:
     Notes payable to stockholders, including accrued interest, net
       of current portion                                                              3,260,541
     Other liabilities                                                                    35,813
     Minority interest                                                                    99,167
                                                                                    ------------
Total long-term liabilities                                                            3,395,521
                                                                                    ------------
Total liabilities                                                                      8,253,410
                                                                                    ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value:
         Authorized shares - 5,000,000; none issued and outstanding                           --
     Common stock, $.001 par value,
         Authorized shares - 100,000,000; issued and outstanding - 21,930,805             21,931
     Additional paid-in capital                                                       48,402,732
     Notes receivable from exercise of stock options                                    (462,500)
     Accumulated deficit                                                             (23,493,147)
                                                                                    ------------
Total stockholders' equity                                                            24,469,016
                                                                                    ------------
Total liabilities and stockholders' equity                                          $ 32,722,426
                                                                                    ============

See accompanying notes.

                           Dyadic International, Inc.

                      Consolidated Statements of Operations

                                                                Year Ended December 31
                                                                2004           2003
                                                            ------------    ------------
Net sales                                                   $ 16,740,847    $ 16,780,147

Cost of goods sold                                            12,832,890      12,596,925
                                                            ------------    ------------
Gross profit                                                   3,907,957       4,183,222
                                                            ------------    ------------

Expenses:
     Research and development                                  3,621,451       3,571,242
     Sales and marketing                                       1,856,710       1,749,023
     General and administrative                                3,756,965       2,307,540
                                                            ------------    ------------
Total expenses                                                 9,235,126       7,627,805
                                                            ------------    ------------

Loss from operations                                          (5,327,169)     (3,444,583)
                                                            ------------    ------------

Other income (expense):
        Interest expense, including amortization of debt
          issuance costs on warrant of $3,195,000 for the
          year ended December 31, 2003                          (597,906)     (3,498,367)
        Interest income                                           69,011          12,593
        Minority interest                                        (16,987)        (14,297)
        Foreign currency exchange losses, net                   (213,471)       (236,200)
        Other, net                                                16,654          10,576
                                                            ------------    ------------
Total other income (expense)                                    (742,699)     (3,725,695)
                                                            ------------    ------------

Loss before income taxes                                      (6,069,869)     (7,170,278)


Provision for income taxes                                         9,714          92,944
                                                            ------------    ------------
Net loss                                                    $ (6,079,582)   $ (7,263,222)
                                                            ============    ============

Net income (loss) applicable to holders of common stock     $  4,397,720    $ (8,101,207)

Net income (loss) per common share:
          Basic                                             $       0.31    $      (0.65)
                                                            ============    ============
          Diluted                                           $      (0.37)   $      (0.65)
                                                            ============    ============
Weighted average shares and equivalent shares used in
      calculating net income (loss) per share:
          Basic                                               14,387,533      12,460,806
                                                            ============    ============
          Diluted                                             16,324,085      12,460,806
                                                            ============    ============

See accompanying notes.

                           Dyadic International, Inc.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                                     Note Receivable
                                                   Common Stock                       From Exercise                      Total
                                                                         Additional      Of Stock     Accumulated    Stockholders'
                                                Shares       Amount   Paid-in Capital    Options        Deficit     Equity (Deficit)
                                              --------------------------------------------------------------------------------------
Balance at December 31, 2002                  12,460,806  $     12,461  $  4,306,861   $   (350,000)  $ (8,845,021)  $ (4,875,699)
  Dividends accrued on preferred stock                --            --            --             --       (800,000)      (800,000)
  Accretion of preferred stock issuance
    costs                                             --            --            --             --        (37,985)       (37,985)
  Amortization of deferred compensation
    on nonemployee stock options                      --            --        55,348             --             --         55,348
  Amortization of debt issuance costs
    on warrant                                        --            --     3,195,000             --             --      3,195,000
  Payment of exercise price of employee
    stock options to principal
    stockholder                                       --            --            --        100,000       (100,000)            --
  Net loss - restated - see Note 2                    --            --            --             --     (7,263,222)    (7,263,222)
                                              --------------------------------------------------------------------------------------
Balance at December 31, 2003                  12,460,806        12,461     7,557,209       (250,000)   (17,046,228)    (9,726,558)
  Dividends accrued on preferred stock                --            --            --             --       (350,684)      (350,684)
  Accretion of preferred stock issuance
    costs                                             --            --            --             --        (16,653)       (16,653)
  Amortization of deferred compensation
    on nonemployee stock options                      --            --       318,485             --             --        318,485
  Issuance of common stock and warrants
    in a private placement, net of
    expenses of $118,260                       1,422,099         1,422     4,615,908             --             --      4,617,330
  Issuance of common stock and warrants
    in a private placement, net of
     expenses of $2,727,513                    7,629,204         7,629    22,670,107             --             --     22,677,736
  Excess carrying value of Series A
    Preferred Stock over cash redemption
    amount                                            --            --    10,844,639             --             --     10,844,639
  Issuance of common stock for employee
    bonuses                                       18,624            19        61,999             --             --         62,018
  Issuance of common stock to investment
    bankers                                       32,204            32           (32)            --             --             --
  Issuance of common stock from note
    conversion                                   367,868           368     1,224,632             --             --      1,225,000
  Additional borrowing costs incurred from
    Bridge Loan warrant modification                  --            --       342,898             --             --        342,898
  Beneficial conversion feature from
    modification of convertible debt                  --            --       554,387             --             --        554,387
  Exercise of employee stock options
    granted by principal Stockholder                  --            --       212,500       (212,500)            --             --
  Net loss                                            --            --            --             --     (6,079,582)    (6,079,582)
                                              --------------------------------------------------------------------------------------
Balance at December 31, 2004                  21,930,805  $     21,931  $ 48,402,732   $   (462,500)  $(23,493,147)  $ 24,469,016
                                              ======================================================================================

See accompanying notes.

                           Dyadic International, Inc.

                      Consolidated Statements of Cash Flows

                                                                                          Year Ended December 31
                                                                                            2004            2003
                                                                                        ------------    ------------
Operating activities
Net loss                                                                                $ (6,079,582)   $ (7,263,222)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of fixed assets                                        496,556         493,264
        Amortization of intangible and other assets                                           90,132          90,132
        Amortization of costs related to modification of notes payable to stockholder        155,013              --
        Amortization of debt issuance costs on warrant                                            --       3,195,000
        Minority interest                                                                     16,987          14,297
        Provision for doubtful accounts                                                      433,431         184,809
        Compensation expense on non-employee stock options                                   318,485          55,348
        Changes in operating assets and liabilities:
               Accounts receivable                                                           176,853        (726,849)
               Inventory                                                                  (2,090,823)       (856,492)
               Prepaid expenses and other current assets                                    (545,036)         31,511
               Other assets                                                                   27,481         (85,359)
               Accounts payable                                                              471,172         611,113
               Accrued expenses                                                              487,476         204,062
               Accrued interest payable shareholder                                           56,148          56,148
               Deferred revenue                                                               29,244          45,756
               Income taxes payable                                                            3,763           4,300
               Other liabilities                                                              35,813              --
                                                                                        ------------    ------------
Total adjustments                                                                            162,695       3,260,892
                                                                                        ------------    ------------
Net cash used in operating activities                                                     (5,916,889)     (4,002,330)
                                                                                        ------------    ------------
Investing activities
Cash paid to acquire additional voting interest in unconsolidated affiliate                       --         (30,000)
Purchases of property and equipment                                                         (101,379)       (102,957)
                                                                                        ------------    ------------
Net cash used in investing activities                                                       (101,379)       (132,957)
                                                                                        ------------    ------------
Financing activities
Proceeds from sale of common stock, net of issuance costs                                 27,392,830              --
Proceeds from (repayment of) notes payable to stockholders                                  (103,625)      3,000,000
Repayment of note payable to bank                                                                 --        (245,222)
Repayment of other notes payable                                                            (909,849)         (9,029)
Payment for redemption of Redeemable Series A convertible preferred stock                 (1,500,000)             --
                                                                                        ------------    ------------
Net cash provided by financing activities                                                 24,879,356       2,745,749
                                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents                                      18,861,088      (1,402,810)
Cash and cash equivalents at beginning of period                                           1,649,562       3,052,372
                                                                                        ------------    ------------
Cash and cash equivalents at end of period                                              $ 20,510,650    $  1,649,562
                                                                                        ============    ============
Supplemental cash flow information:
Cash paid for interest                                                                  $    293,353    $    115,292
                                                                                        ============    ============
Cash paid for income taxes                                                              $     59,919    $    158,255
                                                                                        ============    ============
Noncash investing and financing activities:
Fair value of beneficial conversion feature                                             $    554,387              --
                                                                                        ============    ============
Fair value of warrant modification related to bridge loan                               $    342,898
                                                                                        ============    ============
Fair value of warrant issued for offering costs                                         $         --    $  3,195,000
                                                                                        ============    ============
Common stock issued for offering costs                                                  $    107,239    $         --
                                                                                        ============    ============

See accompanying notes

                           Dyadic International, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2004

1. Organization and Operations

General

Dyadic International, Inc. (the Company or Dyadic), based in Jupiter, Florida, with operations in the United States of America, Hong Kong, Poland and The Netherlands, is a developer and distributor of specialty enzymes and related products for sale to the textile, food and feed, starch, pulp and paper and other industries. The Company is focused on functional proteomics through the discovery, development and manufacturing of novel products, including enzymes and proteins, derived from the genes of complex living organisms (including humans) found in the earth's biodiversity. Using its proprietary platform technologies for gene discovery and gene expression, Dyadic is developing additional biological products (e.g., proteins, enzymes, polypeptides and small molecules) for use by itself and for applications in large segments of the agricultural, industrial, chemical and pharmaceutical industries.

The Company expects to incur losses over the next several years as it continues to develop its technologies and establish the commercial laboratories and other required infrastructure to exploit these technologies. However, there can be no assurance that the Company's efforts with regard to these matters will be successful.

Organizational History

The Boards of Directors of three companies under common control agreed to merge in a transaction that became effective on May 31, 1999, and at that time, the surviving corporation changed its name to Dyadic International, Inc. The merger was accounted for at historical cost in a manner similar to a pooling-of-interest business combination as each entity was under common control at the time of the merger.

In April 2001, the Company formed Dyadic International Sp. z o.o., a Polish corporation, for the purpose of managing and coordinating the Company's contract manufacturing of industrial enzymes in Poland, and to assist in the marketing and distribution of those products.

In January 2003, the Company formed Dyadic Nederland B.V. (BV), a Dutch corporation, and entered into a Cooperation and License Agreement with an unrelated third party to cooperate on an exclusive basis in the development, use and marketing of High Throughput Screening Systems utilizing fungal organisms.

Merger, Private Placement of Common Stock and Other Related Transactions

In October and November 2004, the Company entered into and executed several contemporaneous and related transactions (collectively, the Transactions) as described below.

Merger

Effective October 29, 2004, the Company entered into an Agreement of Merger and Plan of Reorganization (the Merger) with CCP Worldwide, Inc., a public reporting company, and its wholly-owned subsidiary, CCP Acquisition Corp. As a result of the Merger, CCP Acquisition Corp. was merged with and into the Company, with the Company being the surviving corporation. The Company changed its name to Dyadic International (USA) ("Dyadic-Florida"), Inc. In turn, CCP Worldwide, Inc. changed its name to Dyadic International, Inc., and stockholders of the Company received, in exchange for Company shares, shares of CCP Worldwide, Inc. on a one-for-one basis.

Concurrently, the Company's officers and directors became the officers and directors of the merged, reorganized entity. A total of 12,580,895 shares of common stock were exchanged in the Merger, including the 300,300 shares placed in escrow in accordance with the Development Agreement discussed in Note 11. The Company's pre Merger obligations to contingently issue common shares in accordance with a real estate acquisition agreement, employee stock options, nonemployee stock options and warrants and convertible debt instruments were also assumed.

The Company has recorded the Merger as the issuance of stock for the net monetary assets of CCP Worldwide, Inc. (which were nil), accompanied by a recapitalization. This accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. A total of 1,653,138 shares of common stock, representing the aggregate number of shares held by stockholders of CCP Worldwide, Inc. immediately prior to the Merger, have been retroactively reflected as outstanding for all periods presented in the accompanying consolidated financial statements. Additionally, the accompanying consolidated financial statements retroactively reflect the authorized capital stock of CCP Worldwide, Inc. and the resultant change from no par to $0.001 par value on the Company's common stock.

As part of the Transactions, and immediately prior to the Merger, CCP Worldwide, Inc. disposed of its only operating subsidiary as part of a Split-off Agreement between CCP Worldwide, Inc., its wholly owned subsidiary, the Company and a former member of the board of directors of CCP Worldwide, Inc.

As a result of the Merger and the Split-off Agreement, the only business operations of the newly formed Dyadic International, Inc., formerly CCP Worldwide, Inc., are the operations of the Company.

Private Placement

In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum (the October Offering) dated October 2004, the Company sold 7,629,204 Investment Units, realizing gross proceeds of approximately $25,405,000. An Investment Unit consists of one share of the Company's common stock and one five-year callable warrant to purchase one share of the Company's common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase the Company's common stock were issued to participants in the October Offering. Concurrently, the Company issued 711,050 warrants to purchase the Company's common stock at $5.50 per share to participants in the Offering completed in July 2004 (see Note 8), as well as 247,730 warrants to purchase the Company's common stock at $5.50 per share and 495,460 warrants to purchase the Company's common stock at $3.33 per share, both to placement agents in the October Offering.

The Company has incurred approximately $2,728,000 of costs related to the October Offering and the Merger, including the subsequent registration of the Company's shares issued in the Merger and the October Offering. These costs are included as a reduction of additional paid-in capital as of December 31, 2004.

Other Transactions

      Cancellation of Indebtedness

Ancillary to the Merger and October Offering, in November 2004, an additional 367,868 Investment Units were sold to Mark A. Emalfarb through the Mark A. Emalfarb Trust in exchange for the cancellation of the Company's note payable to the Mark A. Emalfarb Trust (see Note 6) with a principal balance of $1,225,000.

      Modification of Bridge Loan Warrant

As part of the Transactions, the warrant to purchase 1.5 million shares of the Company's common stock issued in connection with the May 2003 $3.0 million revolving note payable to the Mark A. Emalfarb Trust (see Note 6) was modified to reduce the exercise price from $4.50 to $3.33 per share. Additionally, the bridge loan maturity date was extended to January 1, 2007. As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification (determined using the Black-Scholes option pricing model, using the following assumptions: risk-free interest rate of 3.91%, dividend yield of 0%, expected volatility of 50% and an expected remaining life of 8.6 years, the remaining term of the warrant) will be amortized to interest expense through the new maturity date. The estimated fair value of the original warrant had been fully amortized to interest expense during the year ended December 31, 2003.

      Modification of Convertible Notes

Also as part of the Transactions, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note (see Note 6) were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and is reflected as a reduction of notes payable to stockholders in the accompanying consolidated balance sheet for the year ended December 31, 2004. It will be amortized to interest expense through the new maturity date.

      Increase in Shares Reserved for Equity Plan

In September 2004, by written consent, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of common stock under the Equity Plan (see Note 10) from 1,302,989 to 5,152,447.

Historical Results of Operations

The Company has incurred losses from operations during each of the last two years, which, when combined with losses incurred through December 31, 2002, have resulted in an accumulated deficit of approximately $23.5 million.

The Company has attributed these operating results, among other things, to negative trends in the textile enzymes sector, utilization of funds for acquiring and developing assets, including but not limited to intellectual property and proprietary technology, expansion of its operations, establishment of new affiliates, and increased research and development spending. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures in 2004. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, and sales of preferred and common equity securities.

As more fully described in Note 11, independent foreign and domestic manufacturers conduct contract production of certain products for the Company. The foreign manufacturer must obtain funding to expand its production capacity, and the domestic manufacturer has informed the Company that it will not renew its contract, which is in effect until December 2005.

During the year ended December 31, 2003, the Company received a $3.0 million bridge loan from a group of shareholders, including the Chief Executive Officer, who contributed $2,185,000, and a group of other Dyadic-Florida shareholders who contributed $815,000. In 2004, the Company raised approximately $30.1 million of gross proceeds in two private offerings of its equity securities ($1.5 million of which was used to redeem all outstanding shares of Series A Preferred stock and approximately $903,000 of which was used to pay off the principal and accrued interest of the bridge loan contributed by the group of other Dyadic-Florida shareholders).

The Company believes that it will raise sufficient capital as needed, to continue to fund its operations and satisfy its obligations through year end 2006. The sources of this capital are expected to include proceeds from additional borrowings and sales of preferred and common equity securities.

2. Summary of Significant Accounting Policies

Restatement

The Company has restated the accompanying consolidated financial statements as of and for the year ended December 31, 2003, to correct an error in the recording of certain revenue and expenditure transactions denominated in foreign currencies. This error also resulted in the incorrect costing of the Company's inventory as of December 31, 2003. The Company corrected this error in order to properly value inventory as of December 31, 2003, and to properly record certain revenue and expenditure transactions denominated in foreign currencies based on the published exchange rates on the effective date of the respective transactions.

The impact of these corrections on certain financial statement captions as of and for the year ended December 31, 2003 follows:

                                                                Increase
                                                               (Decrease)
                                                                ---------
      Consolidated Statement of Operations Data:
         Net sales                                              $ 183,745
         Cost of goods sold                                       242,448
                                                                ---------
         Gross profit                                             (58,703)
         Expenses
           Research and development                               131,394
         Other income (expense)
           Interest expense                                         3,692
           Foreign currency exchange losses, net                 (320,100)
                                                                ---------
         Net loss                                               $(126,311)
                                                                =========
         Net loss per common share, basic and diluted           $   (0.01)
                                                                =========

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As described in
Note 7, Dyadic has an 82.5% ownership interest in the outstanding shares of an affiliate that, until June 30, 2002, was accounted for under the equity method because the Company's ownership interest did not constitute a majority of the outstanding voting shares of the affiliate. In July 2002, the Company acquired additional voting rights such that, as of that date, it also owned a majority of the outstanding voting shares of the affiliate. Therefore, the investment in the affiliate was accounted for under the equity method through June 30, 2002, and as a consolidated subsidiary (with an allocation to minority interest) after that date.

Cash and Cash Equivalents

The Company considers as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less.

The Company has cash equivalents of approximately $20,511,000, of which approximately $19,935,000 is in money market funds as of December 31, 2004, bearing interest at 1.77% per annum.

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30, 60 or 90 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventory

Inventory primarily consists of finished goods including industrial enzymes used in the industrial, chemical and agricultural markets and is stated at the lower of cost or market using the first in, first out (FIFO) method. Finished goods include raw materials and manufacturing costs, substantially all of which are incurred pursuant to agreements with independent manufacturers. Provisions have been made to reduce excess or obsolete inventory to net realizable value.

      At December 31, 2004, inventories consisted of the following:

            Finished goods                                $6,203,668
            Raw materials                                    438,365
                                                          ----------
                                                          $6,642,033
                                                          ==========

Fixed Assets

Fixed assets are recorded at cost and depreciated and amortized using the straight-line method over their estimated useful lives, which range from five to ten years. Leasehold improvements are amortized over the lesser of their useful lives or the lease terms. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Intangible Assets

Intangible assets include patent and technology acquisition costs which are being amortized using the straight-line method over the twelve-year terms of the patents. No additional costs related to the patents and technology were incurred and capitalized in 2004 or 2003. The original value of intangible assets of $541,358 is presented net of accumulated amortization of $341,055 as of December 31, 2004, and amortization expense was $52,128 for each of the years ended December 31, 2004 and 2003. Amortization expense will be approximately the same as in 2004 and 2003 for each of the next 3 years, and will be approximately $44,000 in 2008, when these intangible assets will become fully amortized.

Goodwill

To apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company is required to identify its reporting units. Based on an analysis of economic characteristics and how the Company operates its business, the Company has designated its geographic locations as its reporting units: the United States (which includes the Company's subsidiary in Poland), The Netherlands and Hong Kong. All goodwill is associated with the Asian reporting unit. In accordance with the provisions of SFAS 142, the Company was required to perform an impairment review of goodwill as of January 1, 2004 and 2005. This test involved the use of estimates to determine the fair value of the Company's Asian reporting unit and the comparison of fair value to the carrying value of the reporting unit. The impairment review as of January 1, 2004 and 2005 was completed and resulted in no goodwill impairment charge.

Long-Lived Assets

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale.

The Company reviews its long-lived assets, including fixed assets that are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss to the extent the carrying value exceeds the fair value. The Company records impairment losses resulting from abandonment in loss from operations. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the loss from operations line as other expense.

The Company does not believe that the there were any events or changes in circumstances that indicate that the carrying amounts of its long-lived assets may not be recoverable as of December 31, 2004.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2004 and 2003, advertising costs incurred by the Company totaled approximately $11,000 and $22,000, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs related to both present and future products are charged to operations when incurred. Revenue received for research and development is recognized as the Company meets its obligations under the related agreement. The Company recognized $150,000 in research and development revenue for the year ended December 31, 2003, which is included in net sales in the accompanying consolidated statement of operations. No research and development revenue was recognized during the year ended December 31, 2004.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax valuation allowance is established if, in management's opinion, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. In arriving at net income (loss) applicable to common stockholders, accrued preferred stock dividends and accretion of preferred stock issuance costs are deducted for each period presented in which such cumulative preferred stock was outstanding. For the year ended December 31, 2004, the excess of the Series A Preferred carrying value at the time of redemption, over the $1,500,000 cash paid for redemption is added to net loss in computing net income applicable to holders of common stock, in accordance with the Emerging Issues Task Force (EITF) Topic D-42: The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. For the year ended December 31, 2004, the Company has used the if-converted method to calculate the dilutive effect of common stock issuable pursuant to conversion features for purposes of diluted income per share.

The following table reflects the calculation of basic and diluted net income
(loss) per share for the periods presented:

                                                                                         Year Ended December 31
                                                                                      ----------------------------

                                                                                          2004            2003
                                                                                      ------------    ------------
      Net loss                                                                        $ (6,079,582)  $ (7,263,222)
      Plus:  Excess carrying value of Series A Preferred stock over cash
                  redemption                                                            10,844,639              --
      Less: Accrued dividends on preferred stock                                          (350,684)       (800,000)
            Accretion of preferred stock issuance costs                                    (16,653)        (37,985)
                                                                                      ------------    ------------
      Net income (loss) applicable to holders of common stock for basic
                  calculation                                                            4,397,720    $ (8,101,207)
                                                                                                      ============
      Plus:  Accrued dividends on preferred stock                                          350,684
             Accretion of issuance costs                                                    16,653
             Interest on subordinated convertible notes payable                             15,822
      Less: Excess carrying value of Series A Preferred over cash redemption
                  amount                                                               (10,844,639)
                                                                                      ------------
      Net loss applicable to holders of common stock for diluted calculation          $ (6,063,760)  $ (8,101,207)
                                                                                      ============    ============

      Weighted average common shares used in computing net income (loss) per share:
           Basic                                                                        14,387,533      12,460,806
                                                                                                      ============
           Plus: Common shares obtainable upon conversion of Series A
                       Preferred                                                         1,611,637
                 Common shares obtainable upon conversion of subordinated
                       convertible notes payable                                           324,915
                                                                                      ------------
           Diluted                                                                      16,324,085      12,460,806
                                                                                      ============    ============

      Net income (loss) per common share:
           Basic                                                                      $       0.31    $      (0.65)
                                                                                      ============    ============
           Diluted                                                                    $      (0.37)   $      (0.65)
                                                                                      ============    ============

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

                                                                              Year Ended December 31
                                                                              ----------------------
                                                                                 2004         2003
                                                                              ---------    ---------
      Instruments to purchase common stock:
        Stock options outstanding pursuant to the Equity Plan (see Note 10)     750,000      415,000
        Other stock options                                                      65,000       65,000
        Warrants outstanding (see Note 9)                                     6,952,776    1,500,000
      Common stock issuable pursuant to conversion features:
        Redeemable Series A convertible preferred stock                              --    2,682,000
        Subordinated convertible notes payable                                       --      338,457
                                                                              ---------    ---------
      Total shares of common stock considered anti-dilutive                   7,767,776    5,000,457
                                                                              =========    =========

A total of 300,300 contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company pursuant to the arrangement discussed in Note 11, are also excluded. Such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement. Additionally, the 300,300 shares of common stock potentially issuable under the real estate purchase contract, also discussed in Note 11, are not included in the above amounts as they are not issuable until the purchase contract is closed.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin
(SAB) No 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 sets forth four basic criteria that must be met before SEC registrants can recognize revenue. These criteria are: persuasive evidence of an arrangement must exist; delivery had to have taken place or services have had to been rendered; the seller's price to the buyer should be fixed or determinable; and collectibility of the receivable should be reasonably assured. Sales not meeting any of the aforementioned criteria are deferred. Sales are comprised of gross revenues less provisions for expected customer returns, if any. Reserves for estimated returns and inventory credits are established by the Company, if necessary, concurrently with the recognition of revenue. The amounts of reserves are established based upon consideration of a variety of factors, including estimates based on historical returns.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Certain accounts receivable from customers are collected and certain accounts payable to vendors are payable in foreign currencies. These amounts are adjusted to reflect year-end exchange rates. Net translation adjustments and realized exchange gains and losses are included as a component of foreign currency exchange losses, net, in the accompanying consolidated statements of operations.

Stock Option Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44), including related amendments and interpretations, and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS 123. The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option or warrant, whichever is more reliably measurable in accordance with SFAS 123 and EITF 96-18, Accounting for Equity Investments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

Pro forma information regarding net income (loss) and income (loss) per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                                       Year Ended December 31
                                                                                                   -------------------------------
                                                                                                        2004             2003
                                                                                                   --------------   --------------
      Net income (loss) applicable to holders of common stock, as reported for basic calculation   $    4,397,720   $   (8,101,207)
      Add: Stock-based employee compensation cost (intrinsic value method)                                     --               --
      Deduct: Fair value method stock option expense                                                     (143,886)        (133,450)
                                                                                                   --------------   --------------
      Pro forma net income (loss) applicable to holders of common stock,
              basic calculation                                                                    $    4,253,834   $   (8,234,657)
                                                                                                   ==============   ==============


      Net loss applicable to holders of common stock, as reported for diluted calculation          $   (6,063,760)
      Add: Stock-based employee compensation cost (intrinsic value method)                                     --
      Deduct: Fair value method stock option expense                                                     (143,886)
                                                                                                   --------------   --------------
      Pro forma net loss applicable to holders of common stock,
              diluted calculation                                                                  $   (6,207,646)  $   (8,234,567)
                                                                                                   ==============   ==============

      Net income (loss) per common share, as reported:
        Basic                                                                                      $         0.31   $        (0.65)
                                                                                                   ==============   ==============
        Diluted                                                                                    $        (0.37)  $        (0.65)
                                                                                                   ==============   ==============

      Pro forma net loss per common share:
        Basic                                                                                      $         0.30   $        (0.66)
                                                                                                   ==============   ==============
        Diluted                                                                                    $        (0.38)  $        (0.66)
                                                                                                   ==============   ==============

      Weighted average fair value per option granted during the period(1)                          $         1.57   $         1.47
      Assumptions:
           Average risk free interest rate                                                                   3.36%            4.23%
           Average volatility factor                                                                          .50              .50
           Expected dividend yield                                                                              0%               0%
           Expected life (in years)                                                                          5.00             5.00

(1) A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable (see Note
3). The Company invests its excess cash in money market funds. The money market funds represent an interest in low risk U.S. Government obligations. The Company's investments are not insured or guaranteed by the U.S. Government, the Federal Deposit Insurance Corporation or any other government agency.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Reporting Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. The presentation of comprehensive loss required by SFAS No. 130, Reporting Comprehensive Income, is not required in the accompanying consolidated financial statements as the Company has no material components of accumulated other comprehensive loss.

Fair Value of Financial Instruments

The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their short-term nature and measurement, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The Company's other financial instruments are not significant.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. Small business filers will be required to adopt the provisions of SFAS 123R in the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Two transition alternatives will be allowed for the public entities: the modified-prospective-transition method or the modified-retrospective transition method. The Company has not yet determined the method of adoption nor the effect of adopting SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an Amendment to ARB No. 43. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. Consequently, the Company will adopt the standard in 2006. The Company does not anticipate that the adoption of the new standard will have an effect on the Company's financial position or the results of its operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Originally, FIN 46 applied to the first interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FASB Staff Position No. FIN 46-e, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Held by a Public Entity (FSP 46-e) that delayed the implementation date for the Company to the first interim or annual period ending after December 15, 2004. The Company does not anticipate that the adoption of the new interpretation will have any effect on the Company's financial position or the results of its operations.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying EITF 00-21, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. It also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This pronouncement is applicable to revenue arrangements entered into beginning in 2004. The adoption of the new pronouncement did not have an effect on the Company's financial position or the results of its operations.

3. Concentrations

The Company's credit risks consist primarily of uncollateralized accounts receivable from customers in the textile and other industries. The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required.

In 2004, there were no customers that accounted for greater than 10% of net sales, while in 2003 there were two customers that individually accounted for 18% and 14% (for a total of 32%) of the Company's net sales, or approximately $2,979,000 and $2,338,000, respectively. There were six customers in 2004 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 12%, 11%, 9%, 7%, 7% and 5%, respectively, of total accounts receivable. The loss of business from one or a combination of the Company's significant customers could adversely affect its operations.

The Company conducts operations in Hong Kong, Poland and The Netherlands through its foreign subsidiaries. The net assets (liabilities) of the Asian, Polish and Netherlands subsidiaries as of December 31, 2004 totaled approximately $567,000, $(7,600) and $(2,062,000), respectively.

The Company generates a large portion of its revenues from customers that are located outside the United States. Revenues from external customers attributed to foreign countries, defined as the location of the corporate office of those customers, totaled $14,475,823 and $14,603,451 for the years ended December 31, 2004 and 2003, respectively.

4. Fixed Assets

At December 31, 2004, fixed assets consisted of the following:

      Lab and manufacturing equipment                         $ 1,603,416
      Furniture and fixtures                                      338,448
      Leasehold improvements                                      143,074
      Vehicles                                                    124,274
                                                              -----------
                                                                2,209,212
      Less accumulated depreciation and amortization           (1,407,445)
                                                              -----------
                                                              $   801,767
                                                              ===========

Depreciation and amortization expense of fixed assets for the years ended December 31, 2004 and 2003 is approximately $497,000 and $493,000, respectively, of which approximately $56,000 and $50,000 is included in cost of goods sold and approximately $441,000 and $444,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

5. Accrued Expenses

At December 31, 2004, accrued expenses consisted of the following:

      Accrued wages and benefits                                $  403,408
      Accrued expenses relating to vendors and others              504,148
      Research and development                                     470,194
      Accrued taxes payable                                         80,971
      Commissions payable                                           72,935
                                                                ----------
                                                                $1,531,656
                                                                ==========

Accrued research and development consists of costs related to agreements to conduct research and development activities on behalf of the Company and the Company's Cooperation and License Agreement, as discussed in Note 11.

6.  Long-Term Liabilities

Long-term liabilities consist of the following at December 31, 2004:

      Notes payable to stockholders, including accrued interest:

            Loan payable with a rate of 8% as of December 31, 2004
      to Mark A. Emalfarb Trust (Bridge Loan), secured by all assets of the Company, in the original principal amount of
      $3,000,000, principal and accrued interest due January 2005.
      Maturity date extended to January 1, 2007, conversion
      price fixed at $3.33. Net of beneficial conversion
      feature of $230,554.                                            $2,194,397

            Subordinated convertible note payable to Mark A.
      Emalfarb Trust (Emalfarb Trust Note), secured by all assets of the Company, in the original principal amount of $750,766, dated May 2001, interest at the Applicable Federal Funds Rate, adjusted each January 1, principal and accrued interest due
      March 2011, or earlier upon a Qualified Public Offering,
      Liquidation Event, repurchase by payor or Conversion of all
      Series A Preferred Stock into Common Stock. Maturity date
      modified to January 1, 2005 and interest rate adjusted to 6%
      in connection with the 2004 private offering (see Note 8).
      Maturity date extended to January 1, 2007 and conversion price fixed at $3.33 in connection with the transactions described
      in Note 1. Net of beneficial conversion feature of $271,368.       565,456

            Subordinated convertible note payable to Francisco Trust
      u/a/d February 28, 1996 (the Francisco Trust) (Francisco Trust
      Note), secured by all assets of the Company, in the original principal amount of $664,839, dated May 2001, interest at the
      Applicable Federal Funds Rate, adjusted each January 1,
      principal and accrued interest due March 2011, or earlier upon a Qualified Public Offering, Liquidation Event, repurchase by payor or Conversion of all Series A Preferred Stock into
      Common Stock. Maturity date modified to January 1, 2005 and interest rate adjusted to 6% in connection with the 2004
      private offering (see Note 8). Maturity date extended to
      January 1, 2007 and conversion price fixed at $3.33 in
      connection with the transactions described in Note 1. Net of
      beneficial conversion feature of $240,360.                         500,688
                                                                     -----------
                                                                     $ 3,260,541
                                                                     ===========

            Subordinated notes payable to the minority stockholders
      of a subsidiary, interest at a weighted average rate of 6.0%
      as of December 31, 2004, no fixed repayment terms, classified as current. At December 31, 2004, reduced by pay down of
      $103,625 of principal.                                         $   171,985
                                                                     ===========

On May 29, 2003, the Company obtained a $3.0 million revolving note from the Mark A. Emalfarb Trust, bearing interest at 8% per annum, with all unpaid principal and interest originally due on January 2, 2004, and extended to January 1, 2005 on February 13, 2004. The loan is collateralized by a security interest in all of the Company's assets. The Mark A. Emalfarb Trust was also granted a warrant to purchase up to 1.5 million shares of the Company's common stock at the lesser of $4.50 per share or the Series A Preferred conversion price, expiring ten years from the date of grant (the Bridge Loan Warrant). The Company recorded the fair value of the Bridge Loan Warrant in 2003 as a cost of issuing the revolving note, and amortized this fair value, which totaled $3,195,000, to interest expense in 2003. The fair value of the warrant was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.33%, dividend yield of 0%, expected volatility of 50% and an expected life of 10 years (the maximum contractual term).

In November 2004, the exercise price of the Bridge Loan Warrant was reduced to $3.33 and the maturity date was extended to January 1, 2007 in connection with the Merger (see Note 1). As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification (determined using the Black-Scholes option pricing model, using the following assumptions: risk-free interest rate of 3.91%, dividend yield of 0%, expected volatility of 50% and an expected remaining life of 8.6 years, the remaining term of the warrant) will be amortized to interest expense through the new maturity date. Accrued interest of approximately $240,000 is included in the principal balance of the note in connection with the Transactions described in Note 1. Accrued interest payable as of December 31, 2004 was approximately $32,000.

The $1,225,000 note payable to the Mark A. Emalfarb Trust with an original principal of $2,000,000, a rate of 9%, a maturity date extended to January 2005, and which was secured by all assets of the Company, was cancelled in November 2004 through the sale of Investment Units in the October 2004 Offering (see Note
1). Interest expense on this note payable totaled approximately $92,000 and $110,000 for the years ended December 31, 2004 and 2003, respectively.

In connection with the Merger (see Note 1), the conversion prices of the subordinated convertible notes payable to the Mark A. Emalfarb Trust and the Francisco Trust were fixed at $3.33 and the maturity dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and the remaining unamortized portion of $511,728 is reflected as a reduction of notes payable to stockholders in the accompanying consolidated balance sheet for the year ended December 31, 2004. It will be amortized to interest expense through the new maturity date.

Interest expense on the subordinated convertible notes payable was approximately $71,000 and $18,000 for the years ended December 31, 2004 and 2003, respectively. Accrued interest on the subordinated convertible notes payable totaled approximately $16,000 as of December 31, 2004. Approximately $162,000 of accrued interest is included in the principal balances of the notes related to the Transacations in Note 1. The notes payable and accrued interest due on the subordinated convertible notes payable are convertible in whole or part into shares of the Company's common stock at any time, at a conversion price equal to fair market value of the Company's common stock.

Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts benefiting the Company's President and Chief Executive Officer, and his wife and children.

The subordinated notes payable to the minority stockholders of a subsidiary are collateralized by the subsidiary's accounts receivable and inventories. Interest expense on these subordinated notes payable was approximately $10,600 and $11,400 for the years ended December 31, 2004 and 2003, respectively, and accrued interest of approximately $60,000 is included in accrued interest payable to stockholders as of December 31, 2004.

7. Investment in Affiliate

In October 1998, the Company entered into an agreement (the Agreement) with a foreign textile, chemical and enzyme business to form a venture. The Company purchased, directly from two investors (the Sellers), who at that time owned a 95% interest, 70% of the outstanding shares in the affiliate for $536,882, which included transaction costs. As described below, the Company could only vote 25% of the outstanding shares of the affiliate. The amount by which the Company's original investment exceeded its proportionate share of the affiliate's net assets was initially being amortized over a twenty-four-year period using the straight-line method.

On January 18, 2000, the Company obtained an additional 12.5% of the outstanding shares of the affiliate, thereby increasing its then existing voting rights from 25% to 37.5%, and its ownership interest from 70% to 82.5%. These shares were obtained by the Company from one of the Sellers for nominal consideration in connection with the termination of a service agreement between the affiliate and one of the Sellers. In July 2002, the Company and the Sellers entered into an agreement that resulted in the Company increasing its voting rights from 37.5% to 62.5%. The additional voting rights were obtained from one of the Sellers for consideration of $100,000, with $20,000 paid upon execution of the agreement, and the remainder payable in equal installments of $10,000 through March 2003. The amount was paid in its entirety during 2003. The investment in the affiliate was accounted for under the equity method through June 30, 2002, and as a consolidated subsidiary (with an allocation to minority interest) after that date.

The Company can only vote 62.5% of the total outstanding shares of the affiliate until it pays for additional voting rights. The Company has an option to purchase the additional voting rights on the remaining 20% of the total outstanding shares of the affiliate for a total of $400,000. This option can be exercised in $20,000 increments for each 1% of the additional voting rights. This option must be exercised once the affiliate reaches $900,000 in cumulative profit, as defined. Through December 31, 2004, the cumulative profit was approximately $567,000, and accordingly, the cumulative profit target has not yet been attained.

Each of the Sellers has agreed not to sell or otherwise transfer ownership in their remaining shares of the affiliate for a period of 20 years after the effective date of October 1998 without prior written consent of the Company. For a period of 20 years after the effective date of October 1998, the Company has a call option over any shares (presently 12.5% of the total outstanding shares) of the affiliate owned by the Sellers, exercisable after the above described $400,000 of remaining consideration has been paid, but not earlier than two years after the effective date of October 1998, to purchase any shares of the affiliate owned by the Sellers. The exercise price is based on the results of operations of the affiliate for the 12 months preceding the exercise date.

Through December 31, 2004, neither the Company nor the Sellers have exercised any of the above described options.

8. Stockholders' Equity (Deficit)

Description

In December 2000, the Company amended its Articles of Incorporation to authorize the issuance of 150,000,000 shares of capital stock, consisting of 100,000,000 shares of no par value common stock and 50,000,000 shares of no par value preferred stock, and effected a recapitalization in the form of a 4,697.0408 for one split of all then outstanding shares of common stock.

In March 2004, the Company amended its Articles of Incorporation to designate a total of 3,111,110 shares of the Company's Preferred Stock as Series A Preferred Stock and 2,222,222 shares of the Company's Preferred Stock as Series B Preferred Stock.

As a result of the Merger effective October 29, 2004 (see Note 1), the Company received, in exchange for Company shares, shares of CCP Worldwide, Inc. on a one-for-one basis. A total of 12,580,895 shares of common stock were exchanged in the Merger, including the 300,300 shares placed in escrow in accordance with the Development Agreement discussed in Note 11. A total of 1,653,138 shares of common stock, representing the aggregate number of shares held by stockholders of CCP Worldwide, Inc. immediately prior to the Merger, have been retroactively reflected as outstanding for all periods presented in the accompanying consolidated financial statements. Additionally, the accompanying consolidated financial statements retroactively reflect the authorized capital stock of CCP Worldwide, Inc. (100,000,000 shares of common stock and 5,000,000 shares of preferred stock) and the resultant change from no par to $0.001 par value on the Company's common stock and to $.0001 on the Company's preferred stock.

Issuances of Common Stock

In July 2004, the Company completed a private offering (pursuant to a Term Sheet dated April 1, 2004) of its common and preferred equity securities, and raised gross proceeds of $4.7 million. The equity securities were offered as an Investment Unit, with each unit consisting of two shares of common stock and one share of Series B Preferred Stock, at a price of $10 per unit. The Company used $1.5 million of the proceeds from this offering to redeem all outstanding shares of Series A Preferred (see Note 9). Holders of the Series B Preferred Stock are entitled to receive noncumulative dividends at the rate of 8% per annum when and as declared by the Company's Board of Directors, have certain preferences in liquidation, and have voting rights identical to those of the holders of the Company's common stock. All of the outstanding shares of Series B Preferred Stock automatically converted into an equal number of shares of common stock upon closing of the private offering. After giving effect to the automatic conversion of the Series B Preferred Stock, a total of 1,422,099 shares of common stock were issued in connection with the offering. As the Company completed an additional private offering of its common shares pursuant to the Confidential Offering Memorandum described below, the Company granted the purchasers of these Investment Units warrants to acquire a total of 711,050 shares of the Company's common stock at $5.50 per share.

In July 2004, the Company issued 18,624 shares of its common stock to certain employees for payment of a portion of accrued bonuses in the amount of $62,018.

On June 15, 2004, the Company entered into an Engagement Agreement with two investment bankers to furnish corporate finance and investment banking services to the Company, including, but not limited to assisting the Company in preparing and distributing a Confidential Offering Memorandum, identifying suitable potential investors and identifying and evaluating potential candidates for a business combination transaction. The initial term of the Engagement Agreement ended on November 5, 2004. For the completion of a transaction, as defined, the investment bankers received a cash payment of $37,500, reimbursement of out-of-pocket expenses, a cash fee of $1,649,884, 32,204 shares of the Company's common stock valued at $53,620 as well as 247,730 warrants to purchase the Company's common stock at $5.50 per share and 495,460 warrants to purchase the Company's common stock at $3.33 per share.

On June 23, 2004, the Company executed a Term Sheet with another investment banker pursuant to which this investment banker would assist in connection with the structuring and concurrent consummation of a reverse triangular merger between the Company and a public company, and a private placement of the securities (common stock and warrants) of the merged entity (see Note 1).

In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum (the October Offering) dated October 2004, the Company sold 7,629,204 Investment Units, realizing gross proceeds of approximately $25,405,000. An Investment Unit consists of one share of the Company's common stock and one five-year callable warrant to purchase one share of the Company's common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase the Company's common stock were issued to participants in the October Offering.

Ancillary to the Merger and October Offering, in November 2004, an additional 367,868 Investment Units (including 183,934 common stock warrants) were sold to Mark A. Emalfarb through the Mark A. Emalfarb Trust in exchange for the cancellation of the Company's note payable to the Mark A. Emalfarb Trust (see
Note 6) with a balance of $1,225,000.

Warrants

At December 31, 2004 and 2003, 6,952,776 and 1,500,000 shares of common stock, respectively, have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from October 29, 2009 to May 29, 2013. Information concerning the Company's warrant activity is as follows:

                                                      2004                   2003
                                              ---------------------   ---------------------
                                                          Weighted                Weighted
                                                           Average                Average
                                                          Exercise                Exercise
                                              ---------------------   ---------------------
                                              Warrants      Price     Warrants     Price
                                              ---------------------   ---------------------
      Outstanding, at the beginning of year   1,500,000   $    3.33          --   $      --

              Granted                         5,452,776        5.30   1,500,000        3.33
                                              ---------   ---------   ---------   ---------
      Outstanding, at the end of year         6,952,776   $    4.88   1,500,000   $    3.33
                                              =========   =========   =========   =========

All warrants granted in 2004 were in conjunction with the private offerings, except for 183,934 warrants related to the cancellation of indebtedness of the note payable to the Mark A. Emalfarb Trust, all of which is described above under "Issuances of Common Stock."

9. Redeemable Series A Convertible Preferred Stock

On May 25, 2001, pursuant to a Convertible Preferred Stock Purchase Agreement, the Company sold 2,222,222 shares of newly authorized and designated Redeemable Series A Convertible Preferred Stock (the Series A Preferred) to several unrelated investors for approximately $10,000,000. Holders of these shares maintained certain preferences in liquidation and had voting and other rights with respect to the composition of the Company's Board of Directors. An additional 888,888 shares of Series A Preferred were reserved for issuance as dividends.

In addition, holders of Series A Preferred were entitled to receive annual dividends at the rate of $0.36 per share (8%). No dividends are to be paid until the earlier of (i) two years, (ii) a Liquidation Event, as defined, (iii) the consummation of an underwritten Public Offering, as defined, (iv) the conversion into common stock of all of the Series A Preferred of the holder or (v) the date on which the preferred shares are acquired by the Company. Upon the consummation of a Qualified Public Offering, as defined, if prior to any of the events in items (i) through (v), all dividends accrued will be extinguished. Dividends on the Series A Preferred may be paid in cash or with Series A Preferred shares, at the Company's option. In addition, upon the consummation of a Qualified Public Offering, Series A Preferred shares will automatically convert into common stock on a one-for-one basis, subject to adjustment as defined in the Convertible Preferred Stock Purchase Agreement. In certain circumstance, holders also have the option to require the Company to redeem for cash any outstanding shares of Series A Preferred beginning in May 2006.

Issuance costs were being accreted up to the Series A Preferred liquidation value, which is equal to the Original Purchase Price plus all accrued and unpaid dividends, and were being charged to accumulated deficit over a 60-month period. At the end of the 60-month period, if the Company had not completed a Qualified Public Offering or merger, as defined, then each holder of Series A Preferred could exercise a Put Option, requiring the Company to purchase all Series A Preferred shares outstanding.

On October 24, 2003, the Company and the holders of the Series A Preferred entered into a Conditional Consent and Waiver to Placement of Securities of Dyadic International, Inc. (the Consent and Waiver) to induce the Company to continue its efforts to conclude a private placement which raises at least $2.0 million for the Company, and to induce prospective investors in the Company to engage in negotiations with the Company pertaining to a private placement. The Consent and Waiver was subject to certain conditions which included the receipt by the Company of proceeds from the sale of Series B Preferred of at least $2.0 million under terms substantially similar to the holders of Series B preferred as the rights, privileges and preferences of the holders of Series A Preferred. The Consent and Waiver would have resulted in acceptance by Series A investors of common stock for dividends accrued to date; termination of the continuing accrual of dividends; subordination of Series A Preferred Stock to Series B Preferred Stock (and any accrued but unpaid Series B Preferred Stock dividends) in the event of a liquidation, dissolution or winding up of the Company; elimination of one of two seats on the Company's Board of Directors; and a one-time wavier of anti-dilution rights by Series A Preferred investors.

In February 2004, the holders of the Series A Preferred offered to sell at least 80% of the outstanding shares of Series A Preferred to the Company, and in March 2004, the Company and the holders of the Series A Preferred entered into a Redemption Agreement that resulted in the Company redeeming all of the outstanding shares of Series A Preferred, including accrued and unpaid dividends thereon, for a cash payment of $1.5 million in June 2004.

Changes in the Series A Preferred for the years ended December 31, 2004 and 2003 are as follows:

                                              Series A Preferred Stock, No Par Value
                                              --------------------------------------
                                                Number of shares         $ Amount
                                              --------------------------------------
      Balance at December 31, 2002                   2,222,222         $ 11,139,317
        Accretion of issuance costs                         --               37,985
        Dividends                                           --              800,000
                                              --------------------------------------
      Balance at December 31, 2003                   2,222,222           11,977,302
        Accretion of issuance costs                         --               16,653
        Accrued dividends                                   --              350,684
        Redemption - June 2004:
          Reversal of unaccreted issuance costs             --               75,039
          Reversal of accumulated dividends                 --           (2,419,678)
          Share redemption                          (2,222,222)         (10,000,000)
                                              --------------------------------------
      Balance at December 31, 2004                          --         $         --
                                              =====================================

10. Stock Options

Effective May 2001, the Company adopted the Dyadic International, Inc. 2001 Equity Compensation Plan (the Equity Plan) under which 1,302,989 shares of common stock were reserved for issuance. In September 2004, by written consent, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of common stock under the Equity Plan from 1,302,989 to 5,152,447 (see Note 1). All employees, as well as members of the Company's Board of Directors and Key Advisors, as defined, are eligible to participate in the Equity Plan. Under the Equity Plan, the Company may issue incentive stock options and nonqualified stock options to purchase shares of common stock, or the Company may issue shares of common stock. Such shares, if issued, may be subject to restrictions, as disclosed in the Equity Plan. In addition to stock options and stock grants, the Equity Plan allows for the issuance of Performance Units to an employee or Key Advisor. Each Performance Unit represents the right to receive an amount, in cash or in the Company's common stock, as determined by a committee of the Company's Board of Directors (the Committee), based on the value of the Performance Unit, if established performance goals are met.

In January 2005, a second amendment to the Equity Plan was approved removing the grant limitation of 100,000 options, shares or Performance Units issued per individual per calendar year or Performance Period, respectively, as defined. The Committee determines the term and exercisability of options; however, the term is not to exceed 10 years. A summary of activity relating to grants under the Equity Plan, grants by the Francisco Trust of 75,000 options, and grants of 65,000 options to nonemployees prior to the Equity Plan's adoption follows:

                                                                       2004                     2003
                                                            ------------------------   ------------------------
                                                                          Weighted                   Weighted
                                                                           Average                    Average
                                                                           Exercise                   Exercise
                                                             Options        Price      Options         Price
                                                            ------------------------   ------------------------
      Outstanding, beginning of year                           550,000    $     4.27      366,000    $     4.14
           Granted                                             341,500          3.58      219,500          4.50
           Exercised                                           (75,000)         2.83           --            --
           Forfeited                                            (1,500)         4.50      (35,500)         4.50
                                                            ------------------------   ------------------------
      Outstanding, end of year                                 815,000          4.12      550,000    $     4.27
                                                            ==========                 ==========
      Exercisable, end of year                                 494,050    $     4.30      373,500    $     4.17
                                                            ==========                 ==========
      Options available for future grant, end of year (1)    4,383,823                    892,989
                                                            ==========                 ==========

      (1) Available options reduced by 18,624 shares of common stock issued to employees in 2004 in lieu of cash bonus.

Summarized information with respect to options outstanding at December 31, 2004 is as follows:

                                 Options Outstanding                   Options Exercisable
                    ------------------------------------------     ----------------------------
                                     Remaining
                                     Average        Weighted                        Weighted
      Exercise         Number      Contractual      Average         Number          Average
        Price       Outstanding  Life (In Years) Exercise Price   Exercisable    Exercise Price
      -----------------------------------------------------------------------------------------
      $     3.33        271,500          4.57      $     3.33          84,050      $     3.33
            4.50        518,500          2.53            4.50         403,750            4.50
            4.66         25,000          4.29            4.66           6,250            4.66
      -----------------------------------------------------------------------------------------
      Totals            815,000          3.26      $     4.12         494,050      $     4.30
      =========================================================================================

During 2001, concurrent with the issuance of preferred stock (see Note 9), options granted to employees prior to the Equity Plan's adoption were cancelled and replaced by options to purchase shares of the Company's common stock from the Francisco Trust (see Note 6). Authoritative accounting literature requires that such options be treated as though they were options granted by the Company.

Accordingly, such options are reflected in the above tables and concurrent with the cancellation and reissuance of such options by the Francisco Trust, a new measurement date has been established in which to compute compensation expense relating only to those options replaced, measured as the difference between the fair market value of the options granted by the Francisco Trust and the exercise price of those options. A summary of such transactions follows:

            o Under a 1996 employment agreement with an officer of the Company, 200,000 options to purchase shares of the Company's Common Stock were granted. In May 2001, such options were cancelled and replaced by options granted by the Francisco Trust at the same exercise price, but below the then current fair market value. The options were fully vested and the transaction resulted in $320,000 of compensation expense, which was included in the December 31, 2001 consolidated statement of operations. In December 2002, the officer exercised this stock option and paid the exercise price of $400,000 to the Francisco Trust in the form of a $50,000 cash payment and a $350,000 non-recourse note, bearing interest at 6% per annum, calculated and payable on December 31 of each year, principal of $100,000 payable before December 31, 2003, and principal of $250,000 payable before December 31, 2004, pre-payable as to all or any portion of the balance at any time prior to the due date. The issuance of the note extended the original option term. During the year ended December 31, 2003, the $100,000 scheduled principal payment, including accrued interest, was made. The principal balance is secured only by the shares of common stock sold to the officer, and accrued interest is secured by all the officer's personal assets. The remeasurement of compensation cost at the time of the exercise of this stock option resulted in no additional compensation expense.

            o In November 2004, the agreement was amended to extend the due date of the $250,000 principal payment to June 30, 2005 and to require all unpaid accrued interest to be paid in full at that time. A payment of $40,000 was made to the Francisco Trust, per the terms of the amendment; $15,000 for payment of accrued interest through December 31, 2004 and $25,000 in consideration for the amendment. During 1999, the Company granted a stock option to an employee providing the employee with an option to purchase 50,000 shares of the Company's common stock, with exercise prices between $2.00 and $3.00 per share, dependent upon whether certain production levels were attained. Options to purchase this stock were to vest on the later of December 31, 2002, or on the date that a production goal was met. This option must be exercised within one year from the latter of this vesting date or the date the Company completes an underwritten pubic offering. Excess, if any, of fair market value over the exercise price on the vesting date would be recorded as compensation expense. In May 2001, these stock options were cancelled and replaced by stock options granted by the Francisco Trust. The options granted in 2001 carried the same provisions as the options granted in 1999. In 2001, the Company determined that the conditions required for use of a $2.00 per share exercise price were met, and the Company recognized $80,000 of compensation expense at that time. On November 3, 2004, the option to purchase shares from the Francisco Trust was exercised in its entirety by executing and delivering to the Francisco Trust an exercise agreement under which the exercise price, together with interest at a rate of 2.37% per annum, is to be paid on the first to occur of October 31, 2005 or 60 days following the date of termination of employment with the Company.

            o In May 2000, the Company entered into a two-year employment agreement with its Senior Vice President, Marketing - Biotechnology Systems, granting options to purchase 25,000 shares of the Company's common stock for 110% of the initial public offering price in the event of an initial public offering. In May 2001, these stock options were cancelled and replaced by stock options granted by the Francisco Trust at a fixed exercise price of $4.50 per share, which was not below the estimated fair market value of the options on the date of grant. Accordingly, no compensation expense has been recorded relating to this grant. On November 3, 2004, the option to purchase shares from the Francisco Trust was exercised in its entirety by executing and delivering to the Francisco Trust an exercise agreement under which the exercise price, together with interest at a rate of 2.37% per annum, is to be paid on the first to occur of October 31, 2005 or 60 days following the date of termination of employment with the Company. On November 3, 2004, the option to purchase shares from the Francisco Trust was exercised in its entirety by executing and delivering to the Francisco Trust an exercise agreement under which the exercise price, together with interest at a rate of 2.37% per annum, is to be paid on the first to occur of October 31, 2005 or 60 days following the date of termination of employment with the Company.

In 2004 and 2003, the Company issued options to other nonemployee consultants and advisors for services. In accordance with SFAS No. 123, such options are recorded at fair value, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.33% in 2003, and 3.15 to
3.82 % in 2004, dividend yield of 0%, expected volatility of 50% and an expected life of five years (the maximum contractual term). Compensation cost related to these options is reflected in the accompanying consolidated financial statements as follows:

                                                   Year Ended December 31,
                                                  ------------------------
                                                    2004            2003
                                                  --------        --------
      Research and development                    $ 33,834        $ 30,691
      General and administrative                   284,651          24,657
                                                  --------        --------
                                                  $318,485        $ 55,348
                                                  ========        ========

11. Commitments and Contingencies

Employment Agreement

In 2001, the Company entered into an employment agreement with Mark A. Emalfarb, the Company's President and Chief Executive Officer. The agreement commenced on April 1, 2001, and terminated on March 30, 2004, but renewed for an additional two years because neither party gave written notice 60 days prior to March 30, 2003. The agreement provides for an annual base salary of $300,000 and the payment of an annual bonus (based on goals and objectives to be agreed upon by the Board and Mr. Emalfarb) for each fiscal year or portion of a fiscal year, including but not limited to research and other business milestones, sales, profitability or cash flow goals. The Company agrees to cause the Committee to grant Mr. Emalfarb options to the same extent as the Committee grants to other senior executives of the Company and on the same terms and conditions.

The agreement also provides for the participation in all benefit plans, practices, policies and programs provided by the Company such as (including, without limitation, reimbursement of business related expenses, vacation, medical, prescription, dental, disability, retirement, salary continuance, employee life insurance, group life insurance, and accidental death and travel accident insurance plans and programs) generally available to other senior executives of the Company, and for other employee benefits.

If, during the employment period, the Company terminates Mr. Emalfarb's employment, other than for cause or disability or by reason of Mr. Emalfarb's death or by reason of the failure of the Company to renew the employment agreement, or if Mr. Emalfarb terminates employment for good reason, the Company shall provide Mr. Emalfarb with annual base salary and all benefits received by Mr. Emalfarb as of the date of termination for a period of one year from the date of termination.

Employee Benefit Plan

The Company has a 401(k) defined contribution plan in which all employees are eligible to participate. Participants may elect to defer up to 25% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. The Company elected not to provide for matching employer contributions for the years ended December 31, 2004 and 2003.

Manufacturing Agreements

The Company entered into an agreement (the Manufacturing Agreement) in October 1999, under which the Company and a foreign manufacturer have established the terms for the foreign manufacturer to conduct contract production of certain products for the Company. The production process is conducted by the foreign manufacturer at its facilities. The Company provides the foreign manufacturer with all technical and technology information, instructions and procedures available to the Company and necessary for the production, packing and testing of the product.

The Manufacturing Agreement requires the payment of monthly charges based on capacity usage, ultrafiltration costs, disposal costs, raw material costs and reimbursement of plant modification costs. In July 2001, the Company agreed to pay a total of approximately $1.6 million in plant modification costs in monthly installments of $26,713, plus LIBOR (3.1% at December 31, 2004), over a seven-year period. Payments are denominated in Euros. Remaining minimum payments under the Manufacturing Agreement, including interest at the December 31, 2004 LIBOR rate, are as follows:

     Year ending December 31,
           2005                        $   377,266
           2006                            367,159
           2007                            357,051
           2008                            116,771
                                       -----------
                                       $ 1,218,247
                                       ===========

The Manufacturing Agreement is being accounted for as a service agreement. Accordingly, annual payments are reflected as a component of cost of goods sold in the annual period in which each payment is due.

The Company has made a request of its product manufacturer to expand production capacity in order to produce higher volumes of existing and new products. In January 2004, the Company concluded an agreement with the manufacturer to provide an additional 250 M3 (cubic meters) of fermentation capacity and associated recovery capacity with the capital necessary for this expansion to be provided by the manufacturer. If the manufacturer cannot obtain the funding necessary to provide the needed capital to honor its obligation to the Company under the Manufacturing Agreement (and the Company presently has concerns on this issue), this will negatively affect the Company's ability to meet its production requirements and therefore impact its financial position, results of operations and cash flows.

The Company has entered into an agreement whereby a domestic manufacturer will produce and store various products for the Company. The current contract is in effect until December, 2005, and provides the Company with access to fermentation capacities and storage facilities.

The Company has been informed that the domestic manufacturer will not renew the contract, and the Company is presently seeking other manufacturing capacity alternatives in addition to the request of the foreign manufacturer discussed above. Although there are no assurances, certain products at present can be produced only by the domestic manufacturer but the Company expects that those products will be in production by the foreign manufacturer prior to the contract expiration date.

Agreement to Conduct Research and Development Activities on Behalf of the
Company

The Company has entered into several agreements with independent third parties to conduct research and development activities on behalf of the Company. Except as described below, none of these agreements are for minimum periods in excess of one year, and are generally cancelable by the Company with advance written notice.

On July 30, 2004, the Company entered into a Development Agreement with a third party to assist the Company in various research and development projects over the 26-month period ending September 30, 2006. Under the Development Agreement, the Company is required to utilize, and the third party has committed to provide research and development assistance valued at approximately $1.25 million. The consideration for these services will include 300,300 shares of the Company's common stock, valued at $1.0 million, and cash, $250,000 of which was paid upon execution of the Development Agreement. Pursuant to the Development Agreement, the 300,300 shares of common stock were placed in escrow and will be issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. The Development Agreement imposes cash penalties upon the third party in the event of nonperformance under the Development Agreement, beyond the forfeiture of any shares of common stock placed in escrow. At December 31, 2004, no services were rendered under this agreement.

Cooperation and License Agreement

In January 2003, the Company formed Dyadic Nederland B.V. (BV), a Dutch corporation, and entered into a Cooperation and License Agreement with an unrelated third party to cooperate on an exclusive basis in the development, use and marketing of High Throughput Robotic Screening Systems utilizing fungal organisms. Under the Cooperation and License Agreement, the Company and the third party have granted BV worldwide license in and to certain patents and technologies, and BV will make royalty and revenue sharing payments to the Company and the third party on revenue generated from the business. The third party was also granted an option to acquire shares of the Company's common stock beginning on the two-year anniversary of the formation of BV, or earlier in certain circumstances. The number of shares of the Company's stock available to the third party is equal to 15% of the sum of BV's Business Shareholder's Equity, as defined, divided by $4.50. No shares of the Company's common stock were available under this option as of December 31, 2004.

Litigation, Claims and Assessments

In the opinion of management, there are no known pending legal proceedings that would have a material effect on the Company's financial position, results of operations or cash flows.

Leases

The Company's corporate headquarters are located in Jupiter, Florida, in approximately 5,700 square feet of space occupied under a lease with a monthly rental rate of $8,000 that expires on December 31, 2005. The Company leases a lab facility in Jupiter, Florida with a monthly rental rate of $1,300. The three year lease has an annual escalation clause and expires on July 31, 2006. The Company also leases a 3,150 square foot lab facility in Greensboro, North Carolina, with a monthly rental rate of $1,450 which expires on December 31, 2005.

The Asian subsidiary leases its office premises and staff accommodations under eight operating lease arrangements for terms ranging from two to ten years.

Dyadic Nederland B.V. leases office and lab space with a monthly rental rate of approximately $4,000, which expires on December 31, 2005 and can be renewed for one year periods through December 31, 2007.

Future minimum lease commitments due for facilities and equipment leases under noncancellable operating leases at December 31, 2004 are as follows:

                                                    Operating Leases
                                                    -----------------
      2005                                              $297,015
      2006                                                84,485
      2007                                                43,193
      2008                                                39,116
      2009 and thereafter                                218,548
                                                        --------
      Total minimum lease payments                      $682,357
                                                        ========

Rent expense under all operating leases for the years ended December 31, 2004 and 2003 totaled approximately $252,000 and $204,000, respectively, of which approximately $56,000 and $34,000 is included in cost of goods sold and approximately $196,000 and $170,000 is included in general and administrative costs, respectively, in the accompanying consolidated statements of operations.

The Company's Asian subsidiary leases a facility in Hong Kong from a minority stockholder of the subsidiary. Rent expense under this arrangement was approximately $23,000 for each of the years ended December 31, 2004 and 2003.

Protection of Proprietary Technologies

The Company's success is dependent in part on its ability to obtain patents and maintain adequate protection of other intellectual property for the Company's technologies and products in the United States and other countries. If the Company does not adequately protect its intellectual property, competitors may be able to practice its technologies and erode its competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and methods for defending intellectual property rights.

The Company holds three issued United States patents, including claims that cover the C1 Expression Technology (a host organism that performs protein expression and related services for laboratory research, clinical trials and commercial production) and 3 PCT Publications. The Company has 57 United States and international patent applications filed. The patent positions of biopharmaceutical and biotechnology companies, including the Company's patent position are generally uncertain and involve complex legal and factual questions. The Company will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The Company intends to apply for patents covering both its technologies and products as it deems appropriate. However, existing and future patent applications may be challenged and may not result in issued patents. The Company's existing patents and any future patents it obtains may not be sufficiently broad to prevent others from practicing the Company's technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around the Company's patented technologies. In addition, others may challenge or invalidate the Company's patents, or its patents may fail to provide the Company with any competitive advantages.

The Company relies upon trade secret protection for its confidential and proprietary information. The Company has taken security measures to protect its proprietary information. These measures may not provide adequate protection for the Company's trade secrets or other proprietary information. The Company seeks to protect its proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose the Company's proprietary information, and the Company may not be able to meaningfully protect its trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to the Company's trade secrets.

The inability of the Company to adequately protect its proprietary technologies could have a material adverse impact on the Company's business, operating results and financial condition.

Litigation, Other Proceedings or Third Party Claims of Intellectual Property Infringement

The Company's commercial success is dependent in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that the Company has entered into with regard to its technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that the Company may wish to utilize with the Company's C1 Host Technology, its C1 Expression System, its C1 Screening System or products or systems that are similar to products or systems developed with the use of the Company's C1 Host Technology. If these patent application result in issued patents and the Company wishes to use the claimed technology, the Company would need to obtain a license from the third party.

Third parties may assert that the Company is employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of the Company's technologies infringes these patents. The Company could incur substantial costs and diversion of management and technical personnel in defending itself against any of these claims or enforcing its patents or other intellectual property rights against others. Furthermore, parties making claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to further develop, commercialize and sell products, and could result in the award of substantial damages against the Company. If a claim of infringement against the Company is successful, the Company may be required to pay damages and obtain one or more licenses from third parties. The Company may not be able to obtain these licenses at a reasonable cost, if at all. In that event, the Company could encounter delays in product commercialization while it attempts to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent the Company from commercializing available products.

Further, the taxonomic classification of the Company's C host organism was determined using classical morphological methods. More modern taxonomic classification methods have indicated that the Company's C1 host organism will be reclassified as a different genus and species. Some of the possible species that the C1 host could be reclassified as could be the subject of patent rights owned by others. The Company believes, based on its evaluation of the relevant field of science and discussions with our consulting professionals that any such patent rights would be invalid, and were litigation over the issue to ensue, the Company believes it should prevail. If the Company did not prevail, to settle any such litigation or pre-litigation claims, the Company could be required to enter into a cross-licensing arrangement, pay royalties or be forced to stop commercialization of some of its activities.

The Company does not fully monitor the public disclosures of other companies operating in its industry regarding their technological development efforts. If the Company did evaluate the public disclosures of these companies in connection with their technological development efforts and determined that they violated the Company's intellectual property or other rights, the Company would anticipate taking appropriate action, which could include litigation. However, any action the Company takes could result in substantial costs and diversion of management and technical personnel. Furthermore, the outcome of any action taken by the Company to protect its rights may not be resolved in the Company's favor or may not be resolved for a lengthy period of time.

Real Estate Purchase Contract

The Company entered into a real estate purchase contract with F&C Holdings, LLC (Holdings) dated July 31, 2004 (the Commercial Land Purchase And Sale Agreement), pursuant to which Dyadic agreed to purchase an undeveloped 1.13 acre parcel of land (the Site) for $1.0 million by issuing $1.0 million in shares of the Company's common stock (300,300 shares valued at $3.33 per share).

The Site, which is in a planned community known as "Abacoa" located in the Town of Jupiter, Florida (the Town), is viewed by Dyadic as a desirable location for the eventual construction of a 40,000 square foot commercial office biotech research and development building. Holdings shall endeavor in good faith to transfer from the Town's Workplace District to the Site sufficient research and development rights so that the Company may construct a 40,000 square foot commercial office biotech research and development building, so long as (a) the Town allows Holdings to do so; and (b) Holdings obtains the consents of other third party landowners in the Town Center District and Workplace District to the extent required to amend the respective sub-district plans. The closing date shall be within five (5) days following the Development Rights Transfer Date.

In the event Holdings is unable to transfer the development rights as described in the Commercial Land Purchase and Sale Agreement on or before May 31, 2005 (the Development Rights Transfer Date), either party may, upon giving written notice to the other party, terminate this entire transaction and the parties shall have no further obligations thereunder; provided, however, if either party fails to exercise such right of termination, the Company shall be obligated to purchase the Site without Holdings being obligated to assign any development rights.

Dyadic is contemplating locating its corporate offices and research and development facilities at this site for a number of reasons, including its proximity to the temporary research facility of The Scripps Research Institute, its good highway access and certain other factors. Closing of the sale is expected to occur prior to May 31, 2005

The Commercial Land Purchase and Sale Agreement obligates Dyadic to commence development of the Site within two (2) years following the closing date. During this two-year period, Dyadic is prohibited from re-transferring the Site to any other person other than (i) in connection with a sale of Dyadic, (ii) to an affiliate or (iii) with the approval of Dyadic's Board of Directors (a majority of its independent directors), to the Francisco Trust, the Mark A. Emalfarb Trust and/or any entity that is controlled, directly or indirectly, by Mark A. Emalfarb and/or his family members.

If closing occurs and Dyadic has not commenced development of the Site, then Holdings shall, in exchange for the reconveyance Deed, pay the "Reconveyance Purchase Price" equal to the greater of the following: (i) $1.0 million or (ii) the "Market Value" of the shares of the Company's common stock, as defined, determined as of the date of the reconveyance notice from Holdings. The Reconveyance Purchase Price can be paid in all cash, or return of all the shares of the Company's common stock to the Company so long as the Market Value of the shares of the Company's common stock is greater than or equal to $1.0 million, or by combination of shares of the Company's common stock and cash, as determined in the sole and absolute discretion of Holdings.

12. Segment Data Information

Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. Utilizing these criteria, the Company has identified its reportable segments based on the geographical markets they serve, which is consistent with how the Company operates and reports internally.

The Company has three reportable segments: U.S. operations, Asian operations and Netherlands operations. The U.S. reportable segment includes a subsidiary in Poland that is considered auxiliary and integral to the U.S. operations. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The U. S. operating segment is a developer, manufacturer and distributor of enzyme products, proteins, peptides and other bio-molecules derived from genes, and a collaborative licensor of enabling proprietary technology for the development and manufacturing of biological products and use in research and development. The Asian operating segment is engaged in the manufacturing and distribution of chemical and enzyme products to the textile and pulp and paper industries. The Netherlands operating segment is also a developer of enzyme products, proteins, peptides and other bio-molecules derived from genes and to date has invested solely in research and development activities.

The following table summarizes the Company's segment and geographical information:

                                                                   Year Ended December 31, 2004
                                         ---------------------------------------------------------------------------------
                                                U.S.           Asian       Netherlands
                                             Operating       Operating      Operating
                                              Segment         Segment         Segment         Eliminations       Totals
                                         ---------------------------------------------------------------------------------
Net Sales:
  External customers                       $ 10,531,556     $  6,209,291    $         --     $         --     $ 16,740,847
  Intersegment                                  790,096               --              --         (790,096)              --
                                         ---------------------------------------------------------------------------------
Total net sales                              11,321,652        6,209,291              --         (790,096)      16,740,847

(Loss) Income from operations                (4,541,743)         177,686        (933,488)         (29,624)      (5,327,169)
Interest income                                 112,892              228              63          (44,172)          69,011
Interest expense (b)                           (578,287)         (63,786)             (5)          44,172         (597,906)
Depreciation and amortization                   171,502           43,064         372,122               --          586,688
Capital expenditures                             16,750           84,629              --               --          101,379
Total assets at December 31, 2004            31,068,608        3,074,829         380,573       (1,801,584)      32,722,426

                                                                 Year Ended December 31, 2003
                                   ---------------------------------------------------------------------------------
                                          U.S.           Asian       Netherlands
                                       Operating       Operating      Operating
                                        Segment         Segment         Segment         Eliminations       Totals
                                   ---------------------------------------------------------------------------------
Net Sales:
  External customers                 $ 11,797,545     $  4,982,602    $         --     $         --     $ 16,780,147
  Intersegment                            736,409               --              --         (736,409)              --
                                   ---------------------------------------------------------------------------------
Total net sales                        12,533,954        4,982,602              --         (736,409)      16,780,147

(Loss) Income from operations          (2,810,526)         244,160        (864,062)         (14,155)      (3,444,583)
Interest income                            65,421               56              35          (52,919)          12,593
Interest expense (a) (b)               (3,387,698)         (62,224)       (101,364)          52,919       (3,498,367)
Depreciation and amortization             175,482           35,792         372,122               --          583,396
Capital expenditures                       29,729           73,228              --               --          102,957
Total assets at December 31, 2003      11,000,959        2,924,840         759,462       (2,336,708)      12,348,553

(a) U.S. operating segment includes amortization of debt issue costs on warrant of $3,195,000.

(b) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment is allocated to the Netherlands operating segment.

13. Income Taxes

No provision for United States income taxes has been recognized for the years ended December 31, 2004 and 2003 as the Company has incurred operating losses. The Company's operations in Poland, Hong Kong and The Netherlands are subject to income taxes in these jurisdictions. The provisions for income taxes consist of the following:

                                                  Year Ended December 31,
                                                   2004             2003
                                                --------------------------
      Current:

        U.S                                     $    --            $    --
        Foreign                                   9,714             92,944

      Deferred:

        U.S                                          --                 --
        Foreign                                      --                 --
                                                --------------------------
                                                $ 9,714            $92,944
                                                ==========================

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

                                              2004               2003
                                          -------------------------------
      United States                       $(5,071,475)        $(6,430,527)
      Hong Kong                                99,932             212,149
      Other foreign                        (1,098,325)           (951,900)
                                          -------------------------------
                                          $(6,069,868)        $(7,170,278)
                                          ================================

The primary difference between the Company's income tax benefit computed at the U.S. statutory rate of 34% and the effective tax rates for the years ended December 31, 2004 and 2003 is the change in the valuation allowance in the respective periods that results from the Company not recording a deferred income tax benefit for its net operating losses.

The significant components of the Company's net deferred tax assets and liabilities consisted of the following at December 31, 2004:

      Current tax assets and liabilities:
              Accrued expenses                                   $   157,257
              Inventory reserves                                     102,030
              Deferred revenue                                        28,223
              Other items, net                                        10,067
              Depreciation and amortization                              712
                                                                 -----------
                                                                     298,289

      Non-current tax assets and liabilities:
              Net operating loss and tax credit carryforwards      7,137,103
                                                                 -----------
      Total noncurrent                                             7,137,103
                                                                 -----------
      Valuation allowance                                         (7,435,392)
                                                                 -----------
      Net deferred tax assets                                    $        --
                                                                 ===========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $7,435,392 against its net deferred taxes is necessary as of December 31, 2004. The change in valuation allowance for the years ended December 31, 2004 and 2003 is $2,562,724 and $656,687, respectively.

At December 31, 2004, the Company had approximately $17,134,000 of U.S. net operating loss carryforwards remaining, which will expire beginning in 2019. As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effects of this change, if any, has not been undertaken.

A reconciliation of the Company's income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

                                                           2004       2003
                                                          ------     ------
      Federal statutory taxes                             (34.00)%   (34.00)%
      State income taxes, net of federal tax benefit       (3.63)     (3.63)
      Nondeductible items                                    .68      24.31
      Change in valuation allowance                        42.36      14.21
      R & D credits                                        (5.41)      (.89)
                                                          ------     ------
                                                              -- %       -- %
                                                          ======     ======

14. Subsequent Events

On January 31, 2005, the Company hired Wayne Moor as the Chief Financial Officer and a Vice President pursuant to the terms of an employment agreement of that date. The initial term of Mr. Moor's employment is 2 years and 11 months (ending December 31, 2007), with automatic one-year renewals unless either party furnishes the other a notice of non-renewal not less than 90 days prior to the expiration of the then term. Mr. Moor's annual base compensation is $225,000, and he is eligible to earn a bonus each year of up to 40% of his annual base compensation based upon a bonus plan adopted and maintained by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") for such year. Mr. Moor was granted a stock option to purchase 277,889 shares of common stock of the Company in accordance with the Dyadic International, Inc. 2001 Equity Compensation Plan at an exercise price of $3.68 per share. The employment agreement is terminable on account of Mr. Moor's death or disability, or by the Company without cause or "for Cause." The phrase "for Cause" is defined to include a material breach of the employment agreement, acts of disloyalty to the Company (including but not limited to acts of dishonesty or diversion of corporate opportunities), the unauthorized disclosure of the Company's confidential information, or acts determined in good faith by the Compensation Committee to be detrimental to the Company's interests. If Mr. Moor's employment is terminated by the Company other than "for Cause," upon the condition that he furnish the Company with a full general release, he is entitled to receive a severance benefit of monthly installments in the amount of 1/12th of his then annual base compensation for the lesser of six months or until he has obtained other full or part-time employment as an employee or consultant.

In February 2005, the Company signed an agreement with an investor relations consulting firm for a one year term. For compensation of services to be rendered, the Company issued 10,000 shares of common stock which were valued at $39,000, in addition to monthly cash compensation and expense reimbursement. The agreement may be terminated with five days prior notice on May 25, 2005 or August 25, 2005. Unless the agreement is terminated, the Company will issue an additional 10,000 shares of common stock on each of those dates.

In March 2005, the Board of Directors of the Company, elected Robert B. Shapiro as a Class I Director. In accordance with the Company's Director Compensation Policy, the Board granted to Mr. Shapiro stock options to purchase 30,000 shares of common stock of the Company under the Dyadic International, Inc. 2001 Equity Compensation Plan at an exercise price of $2.895 per share, pursuant to an option agreement in the form of the Company's standard form director stock option agreement.

On March 30, 2005, the Company entered into employment agreements with three of its executive officers, and in connection therewith, promoted them to new offices: Mr. Kent M. Sproat, formerly Vice President, Manufacturing, was promoted to Executive Vice President, Enzyme Business; Mr. Ratnesh (Ray) Chandra, formerly Vice President, Marketing - BioSciences, was promoted to Senior Vice President, Marketing - Biotechnology Systems; and Mr. Alexander (Sasha) Bondar, formerly Executive Director, Business Development, was promoted to Vice President, Strategy & Corporate Development. Mr. Sproat was also promoted to the office of Executive Vice President of the Company's operating subsidiary, Dyadic International (USA), Inc., a Florida corporation ("Dyadic-Florida"). In addition, the Company entered into employment agreements on February 28, 2005 with Daniel Michalopoulos, Vice President Pulp and Paper Business and on March 30, 2005 with its Executive Director, Research & Development, Richard Burlingame, Ph.D.

The initial term of employment under all five employment agreements ends on December 31, 2007, with automatic one-year renewals unless either party furnishes the other a notice of non-renewal not less than 90 days prior to the expiration of the then term. The annual base compensation of Mr. Sproat, Mr. Chandra, Mr. Bondar, Mr. Michalopoulos and Mr. Burlingame is $190,000, $170,250, $143,000, $140,000 and $148,500, respectively, and each of them is eligible to earn a bonus each year of up to 40% of his annual base compensation based upon a bonus plan to be adopted and maintained by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") for such year.

Each employment agreement is terminable on account of the executive's death or disability, or by the Company without cause or "for Cause. If the executive's employment is terminated by the Company other than "for Cause," upon the condition that he furnish the Company with a full general release, he is entitled to receive a severance benefit of monthly installments in the amount of 1/12th of his then annual base compensation for a period of 6 months.

Mr. Sproat's and Mr. Chandra's employment agreements also include provisions that might entitle them to extended severance benefits following the occurrence of a "Change of Control", as defined, of either the Company or its BioSciences Business, in the case of Mr. Chandra, and following the occurrence of a "Change of Control" of either the Company or its Enzymes Business, in the case of Mr. Sproat. Under both agreements, upon a termination of the executive's employment by the Company or its successor-in-interest other than "for Cause," or a termination of the his employment by the executive which is a "Constructive Termination of Employment Without Cause,", as defined, within 12 months following the occurrence of a Change of Control, he will become entitled to a severance benefit of monthly installments in the amount of 1/12th of his then annual base compensation for 18 months.

In connection with the Company's entry into these employment agreements, on March 30, 2005, each of these three executives was granted a stock option to purchase shares of common stock under the 2001 Equity Compensation Plan at an exercise price of $3.025 per share. The options granted to Mr. Sproat, Mr. Chandra, Mr. Bondar, Mr. Michalopoulos and Mr. Burlingame were for 70,000, 50,000, 35,000, 25,000 and 40,000, respectively.