Form 10QSB
period 2005-03-31
DYADIC INTERNATIONAL INC
filed 2005-05-17
CIK 1213809

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

{_} TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from ________________ to ________________

                        Commission file number 333-102629
                       -----------------------------------

                           Dyadic International, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                45-0486747
    -------------------------------       ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

   140 Intracoastal Pointe Drive, Suite 404 Jupiter Florida        33477
   --------------------------------------------------------       -------
         (Address of principal executive offices)                (Zip Code)

                                 (561) 743-8333
                           ---------------------------
                           (Issuer's telephone number)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
           registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { x } No { }

As of May 13, 2005, there were 22,241,105 shares of registrant's common stock outstanding, par value $.001 (including 300,300 shares held in escrow).

Transitional Small Business Disclosure Format (Check One): Yes {  }; No {X}

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                             Page
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet - March 31, 2005.....................   3

                  Condensed Consolidated Statements of Operations - Three-months ended
                  March 31, 2005 and 2004...................................................   4

                  Condensed Consolidated Statements of Cash Flows - Three-months ended
                  March 31, 2005 and 2004...................................................   5

                  Notes to Condensed Consolidated Financial Statements......................   6

Item 2.           Management's Discussion and Analysis or Plan of Operation.................  14

Item 3.           Controls and Procedures...................................................  21

PART II.   OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...............  21

Item 6.           Exhibits..................................................................  22

Signatures..................................................................................  23

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                           Dyadic International, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                      $ 17,437,044
     Accounts receivable, net of allowance for uncollectible accounts of $462,964      3,069,846
     Inventory                                                                         6,747,069
     Prepaid expenses and other current assets                                           744,183
                                                                                    ------------
Total current assets                                                                  27,998,142
                                                                                    ------------

Fixed assets, net                                                                        715,268
Intangible assets, net                                                                   187,271
Goodwill                                                                                 467,821
Other assets                                                                             187,072
                                                                                    ------------
Total assets                                                                        $ 29,555,574
                                                                                    ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                               $  2,929,441
     Accrued expenses                                                                  1,405,235
     Accrued interest payable to stockholders                                             62,094
     Current portion of notes payable to stockholders                                    171,986
     Deferred revenue                                                                     75,000
     Income taxes payable                                                                 10,046
                                                                                    ------------
Total current liabilities
                                                                                       4,653,802
                                                                                    ------------

Long-term liabilities:
     Notes payable to stockholders, including accrued interest, net
       of current portion                                                              3,353,325
     Other liabilities                                                                    34,455
       Minority interest                                                                 106,591
                                                                                    ------------
Total long-term liabilities                                                            3,494,371
                                                                                    ------------
Total liabilities                                                                      8,148,173
                                                                                    ------------

Stockholders' equity:
     Preferred stock, $.0001 par value:
         Authorized shares - 5,000,000; none issued and outstanding                           --
     Common stock, $.001 par value,
         Authorized shares - 100,000,000; issued and outstanding - 21,940,805             21,941
     Additional paid-in capital                                                       48,449,401
     Notes receivable from exercise of stock options                                    (462,500)
     Accumulated deficit                                                             (26,601,441)
                                                                                    ------------
Total stockholders' equity                                                            21,407,401
                                                                                    ------------
Total liabilities and stockholders' equity                                          $ 29,555,574
                                                                                    ============

See accompanying notes.

                           Dyadic International, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             2005            2004
                                                                         ------------    ------------
Net sales                                                                $  3,734,360    $  3,989,875

Cost of goods sold                                                          2,984,756       2,953,538
                                                                         ------------    ------------
Gross profit                                                                  749,604       1,036,337
                                                                         ------------    ------------

Expenses:
      Research and development                                              1,718,396         850,383
      Selling, general and administrative                                   1,868,363         976,331
                                                                         ------------    ------------
Total expenses                                                              3,586,759       1,826,714
                                                                         ------------    ------------

Loss from operations                                                       (2,837,155)       (790,377)
                                                                         ------------    ------------
Other income (expense):
      Interest expense                                                       (173,402)       (101,753)
      Investment (loss) income, net                                           (71,259)          1,336
      Minority interest                                                        (7,424)        (20,242)
      Foreign currency exchange gains (losses), net                            61,262         (54,720)
      Other (expense) income, net                                             (68,010)          1,508
                                                                         ------------    ------------
Total other expense                                                          (258,833)       (173,871)
                                                                         ------------    ------------

Loss before income taxes                                                   (3,095,988)       (964,248)
Provision for income taxes                                                     12,307          26,256
                                                                         ------------    ------------
Net loss                                                                 $ (3,108,295)   $   (990,504)
                                                                         ============    ============

Net loss applicable to holders of common stock                           $ (3,108,295)   $ (1,198,897)
                                                                         ============    ============

Net loss per common share:
      Basic and Diluted                                                  $      (0.14)   $      (0.10)
                                                                         ============    ============
Weighted average common shares used in calculating net loss per share:
      Basic and diluted                                                    21,934,583      12,460,806
                                                                         ============    ============

See accompanying notes.

                           Dyadic International, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three-Months Ended March 31,
                                                                                          2005            2004
                                                                                      ------------    ------------
Operating activities
Net loss                                                                              $ (3,108,295)   $   (990,504)
                                                                                      ------------    ------------
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of fixed assets                                        120,954         125,940
      Amortization of intangible and other assets                                           22,533          22,533
      Amortization of costs related to modification of notes payable to stockholder         92,785              --
      Minority interest                                                                      7,424          20,242
      Provision for doubtful accounts                                                        7,200           5,000
      Stock issued for consulting services                                                   3,740              --
      Compensation expense on non-employee stock options                                     7,680          10,944
      Changes in operating assets and liabilities:
            Accounts receivable                                                              1,036         371,161
            Inventory                                                                     (105,036)     (1,015,485)
            Prepaid expenses and other current assets                                      117,226         (18,515)
            Other assets                                                                      (952)        (40,326)
            Accounts payable                                                               (29,293)        624,842
            Accrued expenses                                                               (28,657)        181,599
            Accrued interest payable to stockholders                                       (45,611)        144,924
            Deferred revenue                                                                    --         (45,756)
            Income taxes payable                                                            (2,763)         23,690
            Other liabilities                                                               (1,358)             --
                                                                                      ------------    ------------
Total adjustments                                                                          166,908         410,793
                                                                                      ------------    ------------
Net cash used in operating activities                                                   (2,941,387)       (579,711)
                                                                                      ------------    ------------
Investing activities
Purchases of property and equipment                                                        (34,455)        (36,215)
                                                                                      ------------    ------------
Net cash used in investing activities                                                      (34,455)        (36,215)
                                                                                      ------------    ------------
Financing activities
Repayment of notes payable to stockholders                                                      --        (109,724)
Repayment of other notes payable                                                                --          (2,257)
Payment for issuance costs related to private offering                                     (97,764)             --
                                                                                      ------------    ------------
Net cash used in financing activities                                                      (97,764)       (111,981)
                                                                                      ------------    ------------
Net decrease in cash and cash equivalents                                               (3,073,606)       (727,907)
Cash and cash equivalents at beginning of period                                        20,510,650       1,649,562
                                                                                      ------------    ------------
Cash and cash equivalents at end of period                                            $ 17,437,044    $    921,655
                                                                                      ------------    ------------
Supplemental cash flow information:
Cash paid for interest                                                                $    137,410    $     49,267
                                                                                      ============    ============
Cash paid for income taxes                                                            $     24,093    $      2,566
                                                                                      ============    ============

See accompanying notes.

                           Dyadic International, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to Dyadic International, Inc.'s (the "Company") consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Concurrently, the officers and directors of the Florida corporation formerly known as Dyadic International, Inc. became the officers and directors of the merged and reorganized entity. A total of 12,580,895 shares of common stock were exchanged in the Merger, on a one-for-one basis, including the 300,300 shares placed in escrow related to a development agreement. The Company's pre-Merger obligations to contingently issue common shares in accordance with a real estate acquisition agreement, employee stock options, nonemployee stock options and warrants and convertible debt instruments were also assumed.

The Company has recorded the Merger as the issuance of stock for the net monetary assets of CCP Worldwide, Inc. (which were nil), accompanied by a recapitalization. This accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. A total of 1,653,138 shares of common stock, representing the aggregate number of shares held by stockholders of CCP Worldwide, Inc. immediately prior to the Merger, have been retroactively reflected as outstanding for all periods presented in the accompanying condensed consolidated financial statements. Additionally, the accompanying condensed consolidated financial statements retroactively reflect the authorized capital stock of CCP Worldwide, Inc. and the resultant change from no par to $0.001 par value on the Company's common stock.

Immediately prior to the Merger, CCP Worldwide, Inc. disposed of its only operating subsidiary as part of a Split-off Agreement among CCP Worldwide, Inc., its wholly owned subsidiary, the Company and a former member of the board of directors of CCP Worldwide, Inc.

As a result of the Merger and the Split-off Agreement, the only business operations following the Merger Dyadic International, Inc., formerly CCP Worldwide, Inc., are the operations of the Company.

Historical Results of Operations

The Company has incurred losses from operations during the last several years, which have resulted in an accumulated deficit of approximately $26.6 million as of March 31, 2005.

The Company has attributed these operating results, among other things, to negative trends in the textile enzymes sector, utilization of funds for acquiring and developing assets, including but not limited to intellectual property and proprietary technology, expansion of its operations, establishment of new affiliates, and increased research and development spending. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures in 2005. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, and sales of preferred and common equity securities. The Company believes that if needed, it will raise sufficient capital to continue to fund its operations and satisfy its obligations through year end 2006.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). The document is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. The FASB issued the Interpretation to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to the Interpretation, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar year-end companies). Retrospective application of interim financial information is permitted, but is not required. Early adoption of this Interpretation is encouraged. The Company does not anticipate that the adoption of the new standard will have an effect on the Company's financial position or the results of its operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006. The grant-date fair value of employee share options and similar instruments will be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Two transition alternatives will be allowed for the public entities: the modified-prospective-transition method or the modified-retrospective transition method. The Company has not yet determined the method of adoption nor the effect of adopting SFAS 123R.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from those estimates.

Net Loss Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. In arriving at net loss applicable to common stockholders, accrued preferred stock dividends and accretion of preferred stock issuance costs are deducted for each period presented in which such cumulative preferred stock was outstanding.

The following table reflects the calculation of basic and diluted net loss per share for the periods presented:

                                                                        Three-Months Ended March 31
                                                                       ----------------------------
                                                                           2005             2004
                                                                       ------------    ------------
Net loss                                                               $ (3,108,295)   $   (990,504)
Less: Accrued dividends on preferred stock                                       --        (198,907)
          Accretion of preferred stock issuance costs                            --          (9,486)
                                                                       ------------    ------------
Net loss applicable to holders of common stock for basic
            and diluted calculation                                      (3,108,295)     (1,198,897)
                                                                       ============    ============
Weighted average common shares used in computing net loss per common share:
     Basic and diluted                                                   21,934,583      12,460,806
                                                                       ============    ============
Net loss per common share:
     Basic and diluted                                                 $      (0.14)   $      (0.10)
                                                                       ============    ============

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

                                                        Three-Months Ended March 31
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
Instruments to purchase common stock:
  Stock options outstanding pursuant to the 2001 Equity
    Compensation Plan                                     1,395,389     530,000
  Other stock options                                        65,000      65,000
  Warrants outstanding                                    6,952,776   1,500,000
Common stock issuable pursuant to conversion features:
  Redeemable Series A convertible preferred stock                --   2,726,323
  Subordinated convertible notes payable                    473,835     339,572
                                                          ---------   ---------
Total shares of common stock considered anti-dilutive     8,413,165   5,160,895
                                                          =========   =========

A total of 300,300 contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company pursuant to an arrangement entered into in connection with a manufacturing contract, are also excluded. Such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement. Additionally, 300,300 shares of common stock potentially issuable under a real estate purchase contract are not included in the above amounts as they are not issuable until the purchase contract is closed, which is anticipated to occur in the second quarter of 2005.

Inventory

Inventory primarily consists of finished goods including industrial enzymes used in the industrial, chemical and agricultural markets, and is stated at the lower of cost or market using the average cost method. Finished goods include raw materials and manufacturing costs, substantially all of which are incurred pursuant to agreements with independent manufacturers. Provisions have been made to reduce excess or obsolete inventory to net realizable value.

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

Pro forma information regarding net loss and net loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                                   Three-Months Ended March 31
                                                                                                 -------------------------------
                                                                                                     2005              2004
                                                                                                 -------------     -------------
Net loss applicable to holders of common stock, as reported for basic
        and diluted calculations                                                                 $  (3,108,295)    $  (1,198,897)

Deduct: Fair value method stock option expense                                                         (74,080)          (33,870)
                                                                                                 -------------     -------------
Pro forma net loss applicable to holders of common stock,
        basic and diluted calculations                                                           $  (3,182,375)    $  (1,232,767)
                                                                                                 =============     =============

Net loss per common share, as reported:
  Basic and diluted                                                                              $       (0.14)    $       (0.10)
                                                                                                 =============     =============

Pro forma net loss per common share:
  Basic and diluted                                                                              $       (0.15)    $       (0.10)
                                                                                                 =============     =============

Weighted average fair value per option granted during the period(1)                              $        1.76     $          --

Assumptions:
     Average risk free interest rate                                                                      3.74%              3.60%
     Average volatility factor                                                                              50%                50%
     Expected dividend yield                                                                                 0%                 0%
     Expected life (in years)                                                                             5.00               5.00

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Certain accounts receivable from customers are collected and certain accounts payable to vendors are payable in foreign currencies. These amounts are adjusted to reflect period-end exchange rates. Net translation adjustments and realized exchange gains and losses are included as a component of foreign currency exchange gains (losses), net, in the accompanying condensed consolidated statements of operations.

2.  Long-Term Liabilities

Long-term liabilities consist of the following at March 31, 2005:

         Notes payable to stockholders:
            Loan payable with a rate of 8% as of March 31, 2005 to Mark A.
            Emalfarb Trust (Bridge Loan), secured by all assets of the Company, in the original principal amount of $3,000,000, principal and accrued interest due January 2007 and conversion price of $3.33.
            Accrued interest of $239,941 included in principal balance. Net of
            beneficial conversion feature of $201,726.                                 $    2,223,215

         Subordinated convertible note payable to Mark A. Emalfarb Trust
            (Emalfarb Trust Note) with a rate of 6%, secured by all assets of the Company, in the original principal amount of $750,766, dated May
            2001, principal and accrued interest due January 1, 2007, or earlier upon a Qualified Public Offering, a Liquidation Event, a repurchase by payor or the conversion of all Series A Preferred Stock into
            Common Stock. Conversion price of $3.33. Accrued interest of $86,058 included in principal balance.
            Net of beneficial conversion feature of $237,447.in principal balance.            599,377

         Subordinated convertible note payable to Francisco Trust u/a/d
            February 28, 1996 (the Francisco Trust) (Francisco Trust Note) with a rate of 6%, secured by all assets of the Company, in the original principal amount of $664,839, dated May 2001, principal and accrued interest due January 1, 2007, or earlier upon a Qualified Public
            Offering, a Liquidation Event, a repurchase by payor or the conversion of all Series A Preferred Stock into Common Stock.
            Conversion price of $3.33. Accrued interest of $76,209 included in principal balance.
            Net of beneficial conversion feature of $210,315.                                 530,733
                                                                                       --------------
                                                                                       $    3,353,325
                                                                                       ==============

         Subordinated notes payable to the minority stockholders of a subsidiary, interest at a weighted average rate of 6.0% as of March
            31, 2005, no fixed repayment terms, classified as current.                 $      171,986
                                                                                       ==============

On May 29, 2003, the Company obtained a $3.0 million revolving note from a group of shareholders, including the Chief Executive Officer, who contributed $2,185,000, and a group of other Dyadic-Florida shareholders who contributed $815,000, bearing interest at 8% per annum, with all unpaid principal and interest originally due on January 2, 2004, and extended to January 1, 2005 on February 13, 2004. Approximately $903,000 of the proceeds from the October Offering were used to pay off the $815,000 of principal and approximately $88,000 of accrued interest for the portion of the bridge loan contributed by the group of other Dyadic-Florida shareholders. The loan is collateralized by a security interest in all of the Company's assets.

The Mark A. Emalfarb Trust was also granted a warrant to purchase up to 1.5 million shares of the Company's common stock at the lesser of $4.50 per share or the Series A Preferred conversion price, expiring ten years from the date of grant (the Bridge Loan Warrant). In November 2004, the exercise price of the Bridge Loan Warrant was reduced to $3.33 and the maturity date was extended to January 1, 2007 in connection with the Merger. As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification, will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $201,726 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet for the three-month period ended March 31, 2005. Approximately $29,000 was amortized to interest expense during the three-month period ended March 31, 2005. Interest expense on the Bridge Loan was approximately $48,000 and $60,000 for the three-month periods ended March 31, 2005 and 2004, respectively, excluding the amortization of the beneficial conversion feature of approximately $29,000.

In connection with the Merger, the conversion prices of the subordinated convertible notes payable to the Mark A. Emalfarb Trust and the Francisco Trust were fixed at $3.33 and the maturity dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $447,762 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet as of March 31, 2005. Approximately $64,000 was amortized to interest expense during the three-month period ended March 31, 2005.

Interest expense on the subordinated convertible notes payable was approximately $23,000 and $5,000 for the three-month periods ended March 31, 2005 and 2004, respectively. The notes payable and accrued interest due on the subordinated convertible notes payable are convertible in whole or part into shares of the Company's common stock at any time, at a conversion price equal to fair market value of the Company's common stock.

Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts benefiting the Company's President and Chief Executive Officer, and his wife and children, respectively.

The subordinated notes payable to the minority stockholders of a subsidiary are collateralized by the subsidiary's accounts receivable and inventories. Interest expense on these subordinated notes payable was approximately $2,500 and $2,800 for the three-month periods ended March 31, 2005 and 2004, respectively, and accrued interest of approximately $62,000 is included in accrued interest payable to stockholders as of March 31, 2005.

3. Stockholders' Equity

In February 2005, the Company signed an agreement with an investor relations consulting firm for a one year term. In addition to monthly cash compensation and expense reimbursement, the Company issued 10,000 shares of common stock for compensation of services to be rendered, which were valued at $39,000 based on the fair market value of the Company's common stock on the date of grant. The common stock has not been registered under the Securities Act and may not be offered or sold absent registration under the Securities Act or an applicable exemption from such registration requirements. The stock certificate evidencing such securities bears a restricted legend. The agreement may be terminated with five days prior notice on May 25, 2005 or August 25, 2005. Unless the agreement is terminated, the Company will issue an additional 10,000 shares of common stock on each of those dates. The $39,000 of compensation expense is being amortized over the term of the agreement. Deferred compensation expense of approximately $35,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

4. Commitments and Contingencies

Litigation, Claims and Assessments

In the opinion of management, there are no known pending legal proceedings that would have a material effect on the Company's financial position, results of operations or cash flows.

5. Segment Data Information

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

The Company has three reportable segments: U.S. operations, Asian operations and Netherlands operations. The U.S. reportable segment includes a subsidiary in Poland that is considered auxiliary and integral to the U.S. operations. The accounting policies for the segments are the same as those described in the basis of presentation and summary of significant accounting policies. The Company accounts for intersegment sales (which are eliminated in consolidation) as if the sales were to third parties, that is, at current market prices. The U.S. operating segment is a developer, manufacturer and distributor of enzyme products, proteins, peptides and other bio-molecules derived from genes, and a collaborative licensor of enabling proprietary technology for the development and manufacturing of biological products and use in research and development. The Asian operating segment is engaged in the manufacturing and distribution of chemical and enzyme products to the textile and pulp and paper industries. The Netherlands operating segment is also a developer of enzyme products, proteins, peptides and other bio-molecules derived from genes and to date has invested solely in research and development activities.

The following table summarizes the Company's segment and geographical information:

                                                     Three-Months Ended March 31, 2005
                                 ----------------------------------------------------------------------------
                                     U.S.           Asian        Netherlands
                                  Operating       Operating       Operating
                                   Segment         Segment         Segment       Eliminations       Totals
                                 ------------    ------------    ------------    ------------    ------------
Net Sales:
  External customers             $  2,390,543    $  1,343,817    $         --    $         --    $  3,734,360
  Intersegment                        133,620              --              --        (133,620)             --
                                 ------------    ------------    ------------    ------------    ------------
Total net sales                     2,524,163       1,343,817              --        (133,620)      3,734,360

(Loss) income from operations      (2,716,657)         70,376        (224,366)         33,492      (2,837,155)
Investment (loss) income, net         (60,823)            131               8         (10,575)        (71,259)
Interest expense (a)                 (132,655)        (13,894)        (37,428)         10,575        (173,402)
Depreciation and amortization          18,929           8,995          93,030              --         120,954
Capital expenditures                   24,526           9,929              --              --          34,455
Total assets at March 31, 2005     27,882,307       2,187,087         286,710        (800,530)     29,555,574

                                                     Three-Months Ended March 31, 2004
                                 ----------------------------------------------------------------------------
                                     U.S.           Asian        Netherlands
                                  Operating       Operating       Operating
                                   Segment         Segment         Segment       Eliminations       Totals
                                 ------------    ------------    ------------    ------------    ------------
Net Sales:
  External customers             $  2,628,208    $  1,361,667    $         --    $         --    $  3,989,875
  Intersegment                         85,005              --              --         (85,005)             --
                                 ------------    ------------    ------------    ------------    ------------
Total net sales                     2,713,213       1,361,667              --         (85,005)      3,989,875

(Loss) income from operations        (761,215)        160,868        (205,988)         15,958        (790,377)
Investment (loss) income, net          13,024              13               7         (11,708)          1,336
Interest expense (a)                  (66,712)        (15,872)        (30,877)         11,708        (101,753)
Depreciation and amortization          20,262          12,648          93,030              --         125,940
Capital expenditures                   13,766          22,449              --              --          36,215
Total assets at March 31, 2004     10,790,796       1,933,327         719,797      (1,237,367)     12,206,553

(a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment is allocated to the Netherlands operating segment.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

         The term "the Company", "Dyadic", "we", "us" or "our" refers to Dyadic International, Inc., unless the context otherwise implies.

        This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue," "project," "plan," "shall," "should," and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of our Company to be materially different from those that may be expressed or implied by such statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include (i) assumptions or cautionary factors discussed in connection with a particular forward-looking statement or elsewhere in this Form 10-QSB, or (ii) cautionary factors set forth in other Company's filings from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended December 31, 2004, including the section titled "Desciprtion of Business - Risk Factors That May Affect Future Results." All forward-looking statements attributable to the Company are expressly qualified in their entirety by these and other factors. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

         We have developed and use a number of proprietary fungal strains to produce enzymes and other biomaterials, but the one on which we have principally focused is a patented system for protein production, or protein expression, which we call the C1 Expression System. This System is based on our patented Chrysosporium lucknowense fungus, known as C1, as its host production organism. A host production organism is an organism which has been genetically altered to express genes to produce targeted protein products. We discovered the C1 microorganism in the mid-1990's and initially developed it, without the application of molecular biology, to produce neutral cellulases for our textile manufacturing customers. By 1998, we began to apply molecular genetics and other proprietary biotechnology tools to C1 to create a technology, which we refer to as the C1 Host Technology. The C1 Host Technology, once fully developed, is expected to be capable of performing:

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

         We believe, however, even larger market opportunities exist for our C1 Expression System. For example, we believe our C1 Expression System can be successfully harnessed to help solve the protein expression problem confronting the global drug industry - the difficulty, despite enormous historic investment, of cost-effectively and expeditiously harnessing existing genomic knowledge to develop new specialized biological products, or therapeutic proteins. For the past five years, we have been developing our C1 Expression System to serve the drug industry in the discovery, development and production of human therapeutic proteins, with our primary focus on enabling pharmaceutical and biotechnology companies to not only successfully carry on the development of drugs from their gene discoveries, but also to manufacture those drugs at economically viable costs. Still in the development stage, we refer to these activities as our BioSciences Business. These activities have generated no revenues in 2004 or 2005.

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

         Currently, we own three issued U.S. patents, seven issued International patents and 50 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

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

         We derive almost all of our revenues from the conduct of our Enzyme Business, and have thus far generated only nominal revenues from our conduct of our BioSciences Business. We have incurred losses every year since we began developing our C1 Host Technology in 1999. Those losses resulted primarily from expenses associated with research and development activities and general and administrative expenses. To become profitable, we must continue to grow our Enzyme Business, and generate income from the conduct of our BioSciences Business, either directly or through potential future license agreements and collaborative partnerships with drug companies.

Results of Operations for the Three-Months Ended March 31, 2005 Compared to the Three-Months Ended March 31, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended March 31, 2005 to the three-months ended March 31, 2004 (in thousands):

                                           -----------------------------
                                            Three-Months Ended March 31,
                                           -----------------------------
                                                                 Increase
       (In thousands)                        2005      2004     (Decrease)
                                           -------    -------    -------

Net sales                                  $ 3,734    $ 3,990    $  (256)
Cost of goods sold                           2,985      2,954         31
                                           -------    -------    -------
Gross profit                                   749      1,036       (287)
                                           -------    -------    -------

Operating expenses:
  Research and development                   1,718        850        868
  Selling, general and administrative        1,868        976        892
                                           -------    -------    -------
                                             3,586      1,826      1,760
Loss from operations                        (2,837)      (790)    (2,047)
                                           -------    -------    -------

Other income (expense):
  Interest expense                            (173)      (102)       (71)
  Investment (loss) income, net                (71)         1        (72)
  Minority interest                             (8)       (20)        12
  Foreign currency exchange gain (loss),
    net                                         61        (55)       116
  Other (expense) income, net                  (68)         2        (70)
                                           -------    -------    -------
Total other expense                           (259)      (174)       (85)
                                           -------    -------    -------

Loss before income taxes                    (3,096)      (964)    (2,132)
Provision for income taxes                     (12)       (26)        14
                                           -------    -------    -------
Net loss                                   $(3,108)   $  (990)   $(2,118)
                                           =======    =======    =======

Net Sales

         For the three months ended March 31, 2005, we generated net sales of approximately $3,734,000, compared to net sales of $3,990,000 for the comparable period ended March 31, 2004, a decrease of approximately $256,000. This decline in revenues (despite approximately the same unit volumes) reflects the continuing concentration of the Company's sales to the textiles market (82% compared to 78% for the comparable period ended March 31, 2004), and the impact of competition, particularly in the textiles market, which has created a strong downward pressure on pricing. Revenues also continue to be adversely affected by the negative residual effects on the Company's competitive position in its markets primarily resulting from the Company's inability, between 2003 and most of 2004, to fund working capital, staffing expansion, product registrations and product development needs, when the Company chose to instead expand its very limited resources on extending its C1 Host Technology platform.

         To what degree our revenues from the textiles market will continue to decline in the future will depend not only on that market's dynamics, but also on the extent to which pricing pressure created by our competitors continues and on our success in developing new products. We believe our revenues will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. animal feed enzymes in Europe) and required product trials at customers' facilities of multi-month durations or longer (e.g. pulp & paper), and we can therefore offer no guidance as to when these new products will penetrate those markets.

Cost of Goods Sold

         For the three-months ended March 31, 2005, cost of goods sold was approximately $2,985,000, or 80% of net sales, as compared to approximately $2,954,000, or 74% of net sales for the three-months ended March 31, 2004. The increase in cost of goods sold as a percentage of sales is due primarily to the price decreases and sales mix issues discussed above.

         The effect of changes in foreign currency rates and the resultant effect on the cost of inventory and certain contract manufacturing costs denominated in Euros can and may significantly impact the ultimate cost incurred by the Company in the future.

Research and Development

         For the three-months ended March 31, 2005, research and development expenses, or R&D, were approximately $1,718,000, or 46% of net sales, as compared to approximately $850,000, or 21.3% of net sales for the three-months ended March 31, 2004, representing an increase of approximately $868,000. Approximately $111,000 of this increase is due to additional patent fees related to newly granted patents. R&D activity was constrained in 2004 by our lack of adequate capital resources. With our success in raising additional capital in 2004, we have substantially increased our spending for R&D projects in 2005, both on the further development of our core technologies, and on new product and technology development, in an effort to ultimately increase revenues and profit margins and to also create additional business opportunities. To assist in this development, we hired a project manager, outside contract labor and scientific consultants for an additional expense of approximately $131,000. Also, in February 2005, we initiated a genomic sequencing project with Agencourt Bioscience to sequence our C1 host organism. The first phase of the C1 sequencing project was completed ahead of schedule, in the second quarter of 2005. With the completion of phase one, we were able to identify several novel commercially useful genes and, upon completion of the project, we expect to be able to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp and paper, animal feed, and food.

Selling, General and Administrative Expenses

         For the three-months ended March 31, 2005, selling, general and administrative expenses were approximately $1,868,000, or 50% of net sales, compared to approximately $976,000, or 24.5% of net sales for the three-months ended March 31, 2004, representing an increase of approximately $892,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $320,000 due the addition of five employees (two in the finance department and three in sales and marketing, including a Vice President - Pulp and Paper) and additional contract labor. These additions are a part of the substantial investments both in personnel and other initiatives we have made since November 2004 to expand our sales, marketing and product development efforts, as well as to staff the Company with the personnel necessary to operate as a public company. Professional fees of approximately $481,000 related to accounting, legal and other service related expenses, to assist the Company in its transition to a public company and an increase of approximately $53,000 for directors and officers insurance premiums are also factors that contributed to the increase in selling, general and administrative expenses.

Other Income (Expense)

   Interest Expense

      For the three-months ended March 31, 2005, interest expense was approximately $173,000 as compared to approximately $102,000 for the three-months ended March 31, 2004, representing an increase of approximately $71,000. This increase was due primarily to the amortization of beneficial conversion features of approximately $93,000, as described below. Offsetting this $93,000 increase is a decrease in interest expense of approximately $27,000, which relates to a $1,225,000 note payable to the Mark A. Emalfarb Trust that was cancelled in exchange for 367,868 Investment Units in November 2004. The exchange was effected at a price of $3.33 per share, which was the offering price in the Company's October Offering.

      In connection with the Merger and a series of related transactions, the Bridge Loan maturity date and the Bridge Loan warrants were modified in November 2004 and, as a result, we will recognize an additional $350,000 in interest expense through the new maturity date, January 1, 2007. Also in November 2004, a $1,225,000 note payable to the Mark A. Emalfarb Trust was cancelled in exchange for 367,868 Investment Units and the conversion prices on the convertible notes due to the Emalfarb Trust and the Francisco Trust were modified to fix the conversion price at $3.33 per share, which resulted in a beneficial conversion feature of $554,000 to be amortized to interest expense through the maturity date of January 1, 2007.

   Investment Loss, Net

      For the three-months ended March 31, 2005, loss from investments was approximately $71,000. There were no investments held during the three-months ended March 31, 2004. The net proceeds from the private placement offering completed in early November 2004, were invested in money market funds as of December 31, 2004. During the three-months ended March 31, 2005, all remaining proceeds were placed in short-term investments, which were subsequently sold, resulting in the net loss of approximately $71,000, and then reinvested in money market funds as of March 31, 2005.

   Foreign Currency Exchange Gains (Losses), Net

         For the three-months ended March 31, 2005, the Company incurred net foreign currency exchange gains of approximately $61,000 as compared to losses of approximately $55,000 for the three-months ended March 31, 2004. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Liquidity and Capital Resources

Capital Raising Activities

      Since inception, the Company has financed operations primarily with proceeds from the sales of the products from its Enzyme Business, external borrowings, borrowings from its stockholders and sales of preferred and common equity securities. In May 2003, the Company received a $3,000,000 loan from a group of shareholders, including the Chief Executive Officer, who contributed $2,185,000, and a group of other Dyadic-Florida shareholders who contributed $815,000. In the first half of 2004, we raised approximately $4,740,000 in private offerings of our equity securities, of which $1,500,000 was used to redeem all outstanding shares of our Series A preferred stock.

         In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum (the "October Offering") dated October 2004, the Company sold 7,629,204 Investment Units, realizing gross proceeds of approximately $25,405,000. An Investment Unit consists of one share of the Company's common stock and one five-year callable warrant to purchase one share of the Company's common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase the Company's common stock were issued to participants in the October Offering. Concurrently, the Company issued 711,050 warrants to purchase the Company's common stock at $5.50 per share to participants in the Offering completed in July 2004, as well as 247,730 warrants to purchase the Company's common stock at $5.50 per share and 495,460 warrants to purchase the Company's common stock at $3.33 per share, both to placement agents in the October Offering.

         Ancillary to the Merger and October Offering, in November 2004, an additional 367,868 Investment Units were sold to Mark A. Emalfarb through the Mark A. Emalfarb Trust in exchange for the cancellation of the Company's note payable to the Mark A. Emalfarb Trust with a balance of $1,225,000. The exchange was effected at a price of $3.33 per share, which was the offering price in the Company's October Offering.

         Concurrent with the Company's completion of the Merger and the equity issuance transactions described above, a warrant to purchase 1.5 million shares of the Company's common stock issued in connection with the May 2003 $3.0 million revolving note payable to the Mark A. Emalfarb Trust was modified to reduce the exercise price from $4.50 to $3.33 per share. Additionally, the maturity date of this Bridge Loan was extended to January 1, 2007. As a result, approximately $350,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification will be amortized to interest expense through the new maturity date. Approximately $903,000 of the proceeds from the October Offering were used to pay off the $815,000 of principal and approximately $88,000 of accrued interest for the portion of the bridge loan contributed by the group of other Dyadic-Florida shareholders.

         Also concurrent with the Company's completion of the Merger and the equity transactions described above, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 will be amortized to interest expense through the new maturity date.

Cash Flow

   From Operating Activities

         Net cash used in operating activities was approximately $2,941,000 and $580,000 for the three-months ended March 31, 2005 and 2004, respectively, which was primarily due to the increase in net loss in 2005 of approximately $2,118,000.

   From Investing Activities

         For the three-months ended March 31, 2005, net cash used in investing activities was approximately $34,000 as compared to approximately $36,000 for the three-months ended March 31, 2004, which relates to purchases of property and equipment. There are no immediate plans for large increases in capital expenditures; however, management is continually assessing such requirements concurrent with our growth.

   From Financing Activities

         For the three-months ended March 31, 2005, our net cash used in financing activities was approximately $98,000, for issuance costs related to the October 2004 private offering, as compared to approximately $112,000 for the three-months ended March 31, 2004 for repayment of notes payable to stockholders.

Financial Condition and Liquidity at March 31, 2005

         As of March 31, 2005, stockholders' equity was approximately $21,407,000, an increase of approximately $20,136,000 over March 31, 2004. The improvement is due to the equity capital we raised in July 2004 and November 2004 and the redemption of our Series A convertible preferred stock at a substantial discount from its carrying value. Our 2005 net loss, when combined with losses incurred through December 31, 2004, resulted in an accumulated deficit of approximately $26,601,000 at March 31, 2005.

         As of March 31, 2005, we had a total of approximately $17,437,000 in cash and cash equivalents. Our outstanding indebtedness was approximately $3,525,000 as of March 31, 2005, and consisted of notes payable to certain stockholders and the Bridge Loan. We are committed to make annual minimum payments under our operating leases aggregating approximately $297,000 for 2005, approximately $84,000 for 2006, approximately $43,000 in 2007, approximately $39,000 in 2008, and approximately $219,000 thereafter. We also are committed to make annual minimum payments under our Polish contract manufacturing agreement of $264,000 for the remainder of 2005 and an aggregate of $707,000 through 2008. We have also entered into various agreements with independent third parties to conduct R&D activities on our behalf. One such agreement, entered into in July 2004, has committed a third party to provide research and development assistance valued at approximately $1.25 million. The consideration includes $250,000 in cash, which was paid upon signing the agreement, and 300,300 shares of our common stock, to be released from escrow as the shares are earned. The agreement is with one of our long-standing third party R&D vendors. We also have employment agreements with several officers and key employees as outlined in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

         During the course of its review of our financial statements for the nine-months ended September 30, 2004, but subsequent to the completion of the audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2003, Ernst & Young LLP, our independent registered public accounting firm, reported to our Board of Directors and management that it had identified a significant deficiency it considered to be a material weakness in our internal controls over financial reporting under standards established by the Public Company Accounting Oversight Board (which became applicable to us on October 29, 2004, when the Merger with CCP Worldwide, Inc. was completed). As a consequence, our consolidated financial statements as of and for the year ended December 31, 2003 (which had not previously been filed with the Securities and Exchange Commission), were restated. The reported material weakness related to the recording of foreign currency denominated revenue, inventory purchasing and research and development expenditure transactions during 2003 and through September 30, 2004. In the fourth quarter of 2004 and the first quarter of 2005, our management and our Board of Directors took the following steps to remediate this material weakness: trained the appropriate accounting employees on foreign currency denomination in accordance with GAAP, improved controls with respect to the recording of foreign currency transactions, and hired a Chief Financial Officer and Director of Financial Reporting to deal with accounting issues and to prepare the Company's financial statements. Except as noted above, there have not been any changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting .

                           PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On February 25, 2005, the Company entered into an Agreement (the "Agreement") with a third party consultant pursuant to which the Company issued 10,000 shares of Company common stock, valued at $3.90 per share, to such third party consultant as compensation for investor relations services in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act). The terms of the Agreement were privately negotiated between the Company and the consultant, the consultant executed an "investment letter" acknowledging, among other things, that the securities described in this Item 2 have not been registered under the Securities Act, and these securities may not be offered or sold absent registration under the Securities Act or an applicable exemption from such registration requirements; and (iii) the stock certificate evidencing such securities bears a restricted legend.

ITEM 6.    EXHIBITS

A)       Index to Exhibits

Exhibits  Description of Documents
--------  ------------------------

10.6.1 Employment Agreement dated March 30, 2005 between Ratnesh (Ray) Chandra and Dyadic International, Inc. (2)

10.6.2 Employment Agreement dated January 31, 2005 between Wayne Moor and Dyadic International, Inc. (3)

10.6.3 Employment Agreement dated March 30, 2005 between Alexander (Sasha) Bondar and Dyadic International, Inc. (2)

10.6.4 Employment Agreement dated March 30, 2005 between Kent Sproat and Dyadic International, Inc. (2)

10.8.3 Indemnification Agreement dated January 11, 2005 between Dyadic International, Inc. and Richard Berman (1)

10.8.4 Indemnification Agreement dated March 29, 2005 between Dyadic International, Inc. and Robert Shapiro (2)

10.9.1 Standard form of Director Stock Option Grant Agreement under Dyadic International, Inc. 2001 Equity Compensation Plan (1)

10.9.2 Second Amendment to Dyadic International, Inc. 2001 Equity Compensation Plan dated as of January 12, 2005 (1)

10.9.3 Form Employee Option Agreement under the Dyadic International, Inc. 2001 Equity Compensation Plan, as amended (2)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibits  Description of Documents
--------  ------------------------

32.1 Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (4)

32.2 Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (4)

(1) Incorporated by reference from the Company's Form 8-K, filed January 14, 2005 with the Securities and Exchange Commission.

(2) Incorporated by reference from the Company's Form 8-K, filed April 1, 2005 with the Securities and Exchange Commission.

(3) Incorporated by reference from the Company's Form 8-K, filed February 1, 2005 with the Securities and Exchange Commission.

(4)   Filed herewith.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Dyadic International, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DYADIC INTERNATIONAL, INC.
                                         (Registrant)

Date:  May 16, 2005                      By /s/ Mark E. Emalfarb
                                            ------------------------------------
                                            Mark A. Emalfarb
                                            Chief Executive Officer