Form 10QSB
period 2005-06-30
DYADIC INTERNATIONAL INC
filed 2005-08-15
CIK 1213809

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark one)

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                  --------------------------------------------

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      (No Fee Required)

               For the transition period from ________________ to

                      -------------------------------------
                        Commission file number 333-102629
                      -------------------------------------

                           Dyadic International, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       45-0486747
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        140 Intracoastal Pointe Drive, Suite 404, Jupiter, Florida 33477
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 743-8333
                                 --------------
                           (Issuer's telephone number)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {x} No { }

As of August 12, 2005, there were 22,551,405 shares of registrant's common stock outstanding, par value $.001 (including 300,300 shares held in escrow).

Transitional Small Business Disclosure Format (Check One): Yes { }; No {X}

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                            Page

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet - June 30, 2005............   3

           Condensed Consolidated Statements of Operations - Three-months
           and six-months ended June 30, 2005 and 2004.....................   4

           Condensed Consolidated Statements of Cash Flows - Six-months
           ended June 30, 2005 and 2004....................................   5

           Notes to Condensed Consolidated Financial Statements............   6

Item 2.    Management's Discussion and Analysis or Plan of Operation.......  16

Item 3.    Controls and Procedures.........................................  28

PART II.   OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....  28

Item 4.    Submission of Matters to a Vote of Security Holders.............  29

Item 6.    Exhibits........................................................  30

Signatures.................................................................  30

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                           Dyadic International, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                      $ 14,446,299
     Accounts receivable, net of allowance for uncollectible accounts of $555,115      2,805,754
     Inventory                                                                         6,491,516
     Prepaid expenses and other current assets                                           757,206
                                                                                    ------------
Total current assets                                                                  24,500,775
                                                                                    ------------

Fixed assets, net                                                                      1,619,066
Intangible assets, net                                                                   174,239
Goodwill                                                                                 467,821
Other assets                                                                             180,081
                                                                                    ------------
Total assets                                                                        $ 26,941,982
                                                                                    ============

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                               $  1,766,313
     Accrued expenses                                                                  1,288,999
     Accrued interest payable to stockholders                                             64,667
     Current portion of notes payable to stockholders                                    171,986
     Income taxes payable                                                                 42,025
                                                                                    ------------
Total current liabilities                                                              3,333,990
                                                                                    ------------

Long-term liabilities:
     Notes payable to stockholders, net of current portion                             3,446,109
     Other liabilities                                                                    34,455
     Minority interest                                                                   109,737
                                                                                    ------------
Total long-term liabilities                                                            3,590,301
                                                                                    ------------
Total liabilities                                                                      6,924,291
                                                                                    ------------

Stockholders' equity:
     Preferred stock, $.0001 par value:
         Authorized shares - 5,000,000; none issued and outstanding                           --
     Common stock, $.001 par value,
         Authorized shares - 100,000,000; issued and outstanding - 22,251,105             22,251
     Additional paid-in capital                                                       49,351,594
     Notes receivable from exercise of stock options                                    (462,500)
     Accumulated deficit                                                             (28,893,654)
                                                                                    ------------
Total stockholders' equity                                                            20,017,691
                                                                                    ------------
Total liabilities and stockholders' equity                                          $ 26,941,982
                                                                                    ============

See accompanying notes.

                           Dyadic International, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                               2005            2004            2005            2004
                                           ------------------------------------------------------------
Net sales                                  $  3,988,077    $  4,441,416    $  7,722,437    $  8,431,290
Cost of goods sold                            3,210,890       3,368,619       6,195,648       6,322,156
                                           ------------------------------------------------------------
Gross profit                                    777,187       1,072,797       1,526,789       2,109,134
                                           ------------------------------------------------------------

Expenses:
     Research and development                   972,821         857,355       2,691,218       1,707,740
     Selling, general and administrative      2,035,232       1,077,066       3,903,592       2,053,394
                                           ------------------------------------------------------------
Total expenses                                3,008,053       1,934,421       6,594,810       3,761,134
                                           ------------------------------------------------------------

Loss from operations                         (2,230,866)       (861,624)     (5,068,021)     (1,652,000)
                                           ------------------------------------------------------------

Other income (expense):
     Interest expense                          (176,360)       (121,921)       (349,761)       (223,674)
     Investment income, net                      94,516             401          23,258           1,736
     Minority interest                           (3,147)        (26,233)        (10,571)        (46,475)
     Foreign currency exchange gains
       (losses), net                             38,503         (79,541)         36,481        (134,261)
     Other (expense) income, net                    711           9,004          (4,016)         10,513
                                           ------------------------------------------------------------
Total other expense                             (45,777)       (218,290)       (304,609)       (392,161)
                                           ------------------------------------------------------------

Loss before income taxes                     (2,276,643)     (1,079,914)     (5,372,630)     (2,044,161)
Provision for income taxes                       15,571          30,702          27,878          56,958
                                           ------------------------------------------------------------
Net loss                                   $ (2,292,214)   $ (1,110,616)   $ (5,400,508)   $ (2,101,119)
                                           ============================================================

Net (loss) income applicable to holders
    of common stock                        $ (2,292,214)   $  9,575,079    $ (5,400,508)   $  8,376,183
                                           ============================================================

Net (loss) income per common share:
          Basic                            $      (0.10)   $       0.77    $      (0.25)   $       0.67
                                           ============================================================
          Diluted                          $      (0.10)   $      (0.07)   $      (0.25)   $      (0.14)
                                           ============================================================
Weighted average common shares used
    in calculating net (loss) income per
    share:
          Basic                              22,060,371      12,460,806      21,997,824      12,460,806
                                           ============================================================
          Diluted                            22,060,371      14,893,072      21,997,824      15,231,396
                                           ============================================================


See accompanying notes.

                           Dyadic International, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Six-Months Ended June 30,
                                                                                  2005            2004
                                                                              ----------------------------
Operating activities
Net loss                                                                      $ (5,400,508)   $ (2,101,119)
                                                                              ----------------------------
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of fixed assets                                 245,152         251,589
     Amortization of intangible and other assets                                    45,066          45,066
     Amortization of costs related to modification of notes payable to
         stockholder                                                               185,569              --
     Minority interest                                                              10,571          46,475
     Provision for doubtful accounts                                                93,632          11,000
     Loss on disposal of fixed assets                                                2,448              --
     Stock issued for consulting services                                           49,761              --
     Compensation expense on non-employee stock options                             20,821         110,548
     Changes in operating assets and liabilities:
         Accounts receivable                                                       178,696        (148,162)
         Inventory                                                                 150,517      (1,674,201)
         Prepaid expenses and other current assets                                  85,683        (367,718)
         Other assets                                                               (3,463)        (32,180)
         Accounts payable                                                       (1,192,908)      1,562,584
         Accrued expenses                                                         (144,894)         (3,520)
         Accrued interest payable to stockholders                                  (43,037)        175,507
         Deferred revenue                                                          (75,000)        (45,756)
         Income taxes payable                                                       29,216          54,392
         Other liabilities                                                          (1,358)             --
                                                                              ----------------------------
Total adjustments                                                                 (363,528)        (14,376)
                                                                              ----------------------------
Net cash used in operating activities                                           (5,764,036)     (2,115,495)
                                                                              ----------------------------
Investing activities
Purchases of property and equipment                                               (202,551)        (46,004)
                                                                              ----------------------------
Net cash used in investing activities                                             (202,551)        (46,004)
                                                                              ----------------------------
Financing activities
Repayment of other notes payable                                                        --          (4,514)
Repayment of notes payable to stockholders                                              --         (99,541)
Payment for issuance costs related to private offering                             (97,764)       (122,992)
Proceeds from sale of common stock                                                      --       3,317,000
Payment for redemption of Redeemable Series A convertible preferred stock               --      (1,500,000)
                                                                              ----------------------------
Net cash (used in) provided by financing activities                                (97,764)      1,589,953
                                                                              ----------------------------
Net decrease in cash and cash equivalents                                       (6,064,351)       (571,546)
Cash and cash equivalents at beginning of period                                20,510,650       1,649,562
                                                                              ----------------------------
Cash and cash equivalents at end of period                                    $ 14,446,299    $  1,078,016
                                                                              ============================
Noncash investing and financing activities:
Fair value of common stock issued for land purchase                           $    861,861    $         --
                                                                              ============================


See accompanying notes.

                           Dyadic International, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the United States Securities and Exchange Commission's (the "SEC") instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to Dyadic International, Inc.'s (the "Company") consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the SEC.

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

Concurrently, the officers and directors of the Florida corporation formerly known as Dyadic International, Inc. became the officers and directors of the merged and reorganized entity. A total of 12,580,895 shares of common stock were exchanged in the Merger, on a one-for-one basis, including the 300,300 shares placed in escrow related to a research and development agreement. The Company's pre-Merger obligations to contingently issue common shares in accordance with a real estate acquisition agreement, employee stock options, nonemployee stock options and warrants and convertible debt instruments were also assumed.

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

As a result of the Merger and the Split-off Agreement, the only business operations following the Merger of Dyadic International, Inc., formerly CCP Worldwide, Inc., are the operations of the Company.

Historical Results of Operations

      The Company has incurred losses from operations during the last several years, which have resulted in an accumulated deficit of approximately $28.9 million as of June 30, 2005. The Company has attributed these operating results, among other things, to negative trends in the textile enzymes sector, utilization of funds for acquiring and developing assets, including but not limited to intellectual property and proprietary technology, expansion of its operations, establishment of new affiliates, and increased research and development spending. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures in 2005. The Company believes that there will be sufficient capital to fund its operations and meet its obligations through year end 2006. The Company anticipates that the rate at which it has used cash to fund its operations in the first two quarters of 2005 will likely decrease in the near term, through the combination of the following factors which it expects to occur: an increase in the net sales to other industrial enzyme industries, such as pulp and paper and animal feed, which are expected to be at a higher gross margin than sales to the textiles market, the decrease in our ongoing costs of being a public company, the flexibility of research and development spending through the use of outsourced facilities and personnel, the reduction of the existing levels of inventory, as well as possible licensing or selling of certain technologies or other arrangements. The Company has established a number of flexible partnerships in the areas of manufacturing and research and development, enabling us to adjust spending in those areas as necessary, to achieve the objectives of our business plan, and manage both our resources and cash utilization rate. There can be no assurance, however, that the Company will achieve decreased cash outflows as a result of these factors, or achieve them in the timeframe outlined. It is possible that the Company will seek additional financing within this timeframe. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, and sales of preferred and common equity securities. Additional funds may be raised through public or private financings, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available on terms favorable to the Company. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed may harm our business and operating results.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not anticipate that the adoption of the new standard will have an effect on the Company's financial position or the results of its operations.

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

Net (Loss) Income Per Share

Basic net (loss) income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. In arriving at net (loss) income applicable to common stockholders, accrued preferred stock dividends and accretion of preferred stock issuance costs are deducted for each period presented in which such cumulative preferred stock was outstanding.

The following table reflects the calculation of basic and diluted net (loss) income per share for the periods presented:

                                                 Three-Months Ended June 30,      Six-Months Ended June 30,
                                                ------------------------------------------------------------
                                                    2005            2004            2005            2004
                                                ------------------------------------------------------------
Net loss                                        $ (2,292,214)   $ (1,110,616)   $ (5,400,508)   $ (2,101,119)
Less: Accrued dividends on preferred stock                --        (151,777)             --        (350,684)
      Accretion of preferred stock issuance
       costs                                              --          (7,167)             --         (16,653)
Plus: Excess of preferred carrying value
       over redemption cost                               --      10,844,639              --      10,844,639
                                                ------------------------------------------------------------
Net (loss) income applicable to holders of
 common stock for basic calculation             $ (2,292,214)      9,575,079    $ (5,400,508)      8,376,183
                                                ============                    ============
Plus: Accrued dividends on preferred stock                --         151,777              --         350,684
      Accretion of preferred stock issuance
       costs                                              --           7,167              --          16,653
      Interest payable on subordinated notes
       Payable                                            --          21,176              --          26,192
Less: Excess of preferred carrying value over
       redemption cost                                    --     (10,844,639)             --     (10,844,639)
                                                ------------------------------------------------------------
Net loss applicable to holders of common
 stock for diluted calculation                  $ (2,292,214)   $ (1,089,440)   $ (5,400,508)   $ (2,074,927)
                                                ============================================================
Weighted average common shares used in
 computing net (loss) income per common
 share:
 Basic                                            22,060,371      12,460,806      21,997,824      12,460,806
                                                ============                    ============
Plus: Shares obtainable upon conversion of
       preferred stock                                             2,092,694                       2,426,312
      Shares obtainable upon conversion of
       convertible notes                                             339,572                         344,278
                                                                ------------                    ------------
 Diluted                                          22,060,371      14,893,072      21,997,824      15,231,396
                                                ============================================================

Net (loss) income per common share:
 Basic                                          $      (0.10)   $       0.77    $      (0.25)   $       0.67
                                                ============================================================
 Diluted                                        $      (0.10)   $      (0.07)   $      (0.25)   $      (0.14)
                                                ============================================================

The following securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

                                                        Three-Months and Six-Months Ended
                                                                    June 30,
                                                          ---------------------------
                                                              2005           2004
                                                          ---------------------------
Instruments to purchase common stock:
  Stock options outstanding pursuant to the 2001 Equity
  Compensation Plan                                          1,398,839        478,500
  Other stock options                                           65,000         65,000
  Warrants outstanding                                       6,952,776      1,500,000
Common stock issuable pursuant to conversion features:
  Subordinated convertible notes payable                       473,835             --
                                                          ---------------------------
Total shares of common stock considered anti-dilutive        8,890,450      2,043,500
                                                          ===========================

A total of 300,300 contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company are also excluded. As of June 30, 2005, such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement.

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

Pro forma information regarding net loss and net loss per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                    Three-Months Ended June 30,      Six-Months Ended June 30,
                                                   ------------------------------------------------------------
                                                       2005            2004            2005            2004
                                                   ------------------------------------------------------------
Net (loss) income applicable to
  holders of common stock, as
  reported for basic calculation                   $ (2,292,214)   $  9,575,079    $ (5,400,508)   $  8,376,183

Add: Stock-based employee
  compensation cost (intrinsic value
  method)                                                    --              --              --              --

Deduct: Fair value method stock
  option expense                                        (21,656)        (31,327)        (95,646)        (65,197)
                                                   ------------------------------------------------------------
Pro forma net (loss) income
  applicable to holders of common
  stock, basic calculation                         $ (2,313,870)   $  9,543,752    $ (5,496,154)   $  8,310,986
                                                   ============================================================

Net loss applicable to holders of
  common stock, as reported for
  diluted calculation                              $ (2,292,214)   $ (1,089,440)   $ (5,400,508)   $ (2,074,927)
Add: Stock-based employee
  compensation cost (intrinsic value
  method)                                                                    --                              --
Deduct: Fair value method stock
  option expense                                                        (31,327)                        (65,197)
                                                                   ------------                    ------------
Pro forma net loss applicable
   to holders of common stock,
   diluted calculation                             $ (2,292,214)   $ (1,120,767)   $ (5,400,508)   $ (2,140,124)
                                                   ============================================================

Net (loss) income per common share, as reported:

  Basic                                            $      (0.10)   $       0.77    $      (0.25)   $       0.67
                                                   ============================================================
  Diluted                                          $      (0.10)   $      (0.07)   $      (0.25)   $      (0.14)
                                                   ============================================================

Pro forma net loss per common share:
  Basic                                            $      (0.11)   $       0.77    $      (0.25)   $       0.67
                                                   ============================================================
  Diluted                                          $      (0.11)   $      (0.08)   $      (0.25)   $      (0.14)
                                                   ============================================================

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 sets forth four basic criteria that must be met before SEC registrants can recognize revenue. These criteria are: persuasive evidence of an arrangement must exist; delivery had to have taken place or services have had to been rendered; the seller's price to the buyer should be fixed or determinable; and collectibility of the receivable should be reasonably assured. Sales not meeting any of the aforementioned criteria are deferred. Sales are comprised of gross revenues less provisions for expected customer returns, if any. Reserves for estimated returns and inventory credits are established by the Company, if necessary, concurrently with the recognition of revenue. The amounts of reserves are established based upon consideration of a variety of factors, including estimates based on historical returns.

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

2.  Long-Term Liabilities

Long-term liabilities consist of the following at June 30, 2005:

      Notes payable to stockholders:

      Loan payable with a rate of 8% as of June 30, 2005 to Mark
        A. Emalfarb Trust (Bridge Loan), secured by all assets of
        the Company, in the original principal amount of
        $3,000,000, principal and accrued interest due January
        2007 and conversion price of $3.33. Accrued interest of
        $239,941 included in principal balance. Net of
        unamortized beneficial conversion feature of $172,908.       $ 2,252,033

      Subordinated convertible note payable to Mark A. Emalfarb
        Trust (Emalfarb Trust Note) with a rate of 6%, secured by
        all assets of the Company, in the original principal
        amount of $750,766, dated May 2001, principal and accrued
        interest due January 1, 2007, or earlier upon a Qualified
        Public Offering, a Liquidation Event, a repurchase by
        payor or the conversion of all Series A Preferred Stock
        into Common Stock. Conversion price of $3.33. Accrued
        interest of $86,058 included in principal balance. Net of
        unamortized beneficial conversion feature of $203,526.           633,298

      Subordinated convertible note payable to Francisco Trust
        u/a/d February 28, 1996 (the Francisco Trust) (Francisco
        Trust Note) with a rate of 6%, secured by all assets of
        the Company, in the original principal amount of
        $664,839, dated May 2001, principal and accrued interest
        due January 1, 2007, or earlier upon a Qualified Public
        Offering, a Liquidation Event, a repurchase by payor or
        the conversion of all Series A Preferred Stock into
        Common Stock. Conversion price of $3.33. Accrued interest
        of $76,209 included in principal balance. Net of
        unamortized beneficial conversion feature of $180,270.           560,778
                                                                    ------------
                                                                    $  3,446,109
                                                                    ============

      Subordinated notes payable to the minority stockholders of a subsidiary, interest at a weighted average rate of 6.0%
        as of June 30, 2005, no fixed repayment terms, classified
        as current.                                                 $   171,986
                                                                    ============

On May 29, 2003, the Company obtained a $3.0 million revolving note from a group of stockholders, including the Chief Executive Officer, who contributed $2,185,000, and a group of other Dyadic-Florida stockholders who contributed $815,000, bearing interest at 8% per annum, with all unpaid principal and interest originally due on January 2, 2004, and extended to January 1, 2005 on February 13, 2004. Approximately $903,000 of the proceeds from the October 2004 Offering were used to pay off the $815,000 of principal and approximately $88,000 of accrued interest for the portion of the bridge loan contributed by the group of other Dyadic-Florida stockholders. The loan is collateralized by a security interest in all of the Company's assets.

The Mark A. Emalfarb Trust was also granted a warrant to purchase up to 1.5 million shares of the Company's common stock at the lesser of $4.50 per share or the Series A Preferred conversion price, expiring ten years from the date of grant (the Bridge Loan Warrant). In November 2004, the exercise price of the Bridge Loan Warrant was reduced to $3.33 and the maturity date was extended to January 1, 2007 in connection with the Merger. As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification, will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $172,908 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet as of June 30, 2005. Approximately $29,000 and $58,000 was amortized to interest expense during the three-month and six-month periods ended June 30, 2005, respectively. Interest expense on the Bridge Loan excluding the amortization of the beneficial conversion feature, was approximately $48,000 and $60,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and approximately $96,000 and $119,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

In connection with the Merger, the conversion prices of the subordinated convertible notes payable to the Mark A. Emalfarb Trust and the Francisco Trust were fixed at $3.33 and the maturity dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $383,796 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet as of June 30, 2005. Approximately $64,000 and $128,000 was amortized to interest expense during the three-month and six-month periods ended June 30, 2005.

Interest expense on the subordinated convertible notes payable was approximately $24,000 and $21,000 for the three-month periods ended June 30, 2005 and 2004, respectively and approximately $47,000 and $26,000 for the six-month periods ended June 30, 2005 and 2004, respectively. The notes payable and accrued interest due on the subordinated convertible notes payable are convertible in whole or part into shares of the Company's common stock at any time, at a conversion price equal to fair market value of the Company's common stock.

Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts benefiting the Company's President and Chief Executive Officer, and the wife and children of Mark A. Emalfarb, respectively.

The subordinated notes payable to the minority stockholders of a subsidiary are collateralized by the subsidiary's accounts receivable and inventories. Interest expense on these subordinated notes payable was approximately $2,600 and $2,600 for the three-month periods ended June 30, 2005 and 2004, respectively, and $5,100 and $5,400 for the six-month periods ended June 30, 2005 and 2004, respectively. Accrued interest of $64,667 is included in accrued interest payable to stockholders as of June 30, 2005.

3. Stockholders' Equity

In February 2005, the Company signed an agreement with an investor relations consulting firm for a one year term. In addition to monthly cash compensation and expense reimbursement, the Company issued 10,000 shares of common stock as compensation for services to be rendered, which were valued at $39,000 based on the fair market value of the Company's common stock on the date of grant. An additional 10,000 shares of common stock were issued on May 25, 2005 in accordance with the agreement. The stock was valued at $27,500 based on the fair market value of the Company's common stock on the date of grant. The common stock has not been registered under the Securities Act and may not be offered or sold absent registration under the Securities Act or an applicable exemption from such registration requirements. The stock certificate evidencing such securities bears a restricted legend.

The agreement may be terminated on August 25, 2005 or with five days prior notice for cause. Unless the agreement is terminated, the Company will issue an additional 10,000 shares of common stock on that date. The $39,000 was amortized over a three-month period and is included in selling, general and administrative expenses for the six-month period ended June 30, 2005. The $27,500 of compensation cost is being amortized to expense over a three-month period beginning on May 25, 2005. Deferred compensation expense of approximately $17,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements as of June 30, 2005.

In May 2005, the Company issued 300,300 shares of common stock pursuant to a real estate purchase contract with F&C Holdings, LLC (Holdings) dated July 31, 2004 (the Commercial Land Purchase And Sale Agreement), in exchange for an undeveloped 1.13 acre parcel of land (the Site). The Company recorded the land at $861,861, based on the fair market value of the Company's common stock on the date of closing. The Company formed Dyadic Real Estate Holdings, Inc., a Florida corporation and wholly owned subsidiary in May 2005, to which it has assigned the Commercial Land Purchase and Sale Agreement and the Site.

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

The Commercial Land Purchase and Sale Agreement obligates Dyadic to commence development of the Site within two (2) years following the closing date. During this two-year period, Dyadic is prohibited from re-transferring the Site to any other person other than (i) in connection with a sale of Dyadic, (ii) to an affiliate or (iii) with the approval of Dyadic's Board of Directors (a majority of its independent directors), to the Francisco Trust, the Mark A. Emalfarb Trust and/or any entity that is controlled, directly or indirectly, by Mark A. Emalfarb and/or his family members. It is not the Company's intention to use its own funds to develop this property, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. There can be no assurance, however, that any joint venture or other arrangements will occur within the prescribed timeframe.

If after two years from the closing, Dyadic has not commenced development of the Site, then Holdings shall, in exchange for a reconveyance Deed, pay the "Reconveyance Purchase Price" equal to the greater of the following: (i) $1.0 million or (ii) the "Market Value" of the shares of the Company's common stock, as defined, determined as of the date of the reconveyance notice from Holdings. The Reconveyance Purchase Price can be paid in all cash, or return of all the shares of the Company's common stock to the Company so long as the Market Value of the shares of the Company's common stock is greater than or equal to $1.0 million, or by combination of shares of the Company's common stock and cash, as determined in the sole and absolute discretion of Holdings.

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

The following table summarizes the Company's segment and geographical information:

                                                      Three-Months Ended June 30, 2005
                                ----------------------------------------------------------------------------
                                    U.S.           Asian        Netherlands
                                 Operating       Operating       Operating
                                  Segment         Segment         Segment       Eliminations       Totals
                                ----------------------------------------------------------------------------
Net Sales:
  External customers            $  2,513,500    $  1,474,577    $         --    $         --    $  3,988,077
  Intersegment                       252,911              --              --        (252,911)             --
                                ----------------------------------------------------------------------------
Total net sales                    2,766,411       1,474,577              --        (252,911)      3,988,077

(Loss) income from operations     (1,978,184)         54,440        (300,164)         (6,958)     (2,230,866)
Investment income, net               105,052             157              --         (10,693)         94,516
Interest expense (a)                (129,424)        (16,199)        (41,430)         10,693        (176,360)
Depreciation and amortization         19,611          11,556          93,031              --         124,198
Capital expenditures                 977,748          36,290          15,919              --       1,029,957
Total assets at June 30, 2005     26,677,015       2,082,183         225,493      (2,042,709)     26,941,982

                                                      Three-Months Ended June 30, 2004
                                ----------------------------------------------------------------------------
                                    U.S.           Asian        Netherlands
                                 Operating       Operating       Operating
                                  Segment         Segment         Segment       Eliminations       Totals
                                ----------------------------------------------------------------------------
Net Sales:
  External customers            $  2,779,664    $  1,661,752    $         --    $         --    $  4,441,416
  Intersegment                       356,700              --              --        (356,700)             --
                                ----------------------------------------------------------------------------
Total net sales                    3,136,364       1,661,752              --        (356,700)      4,441,416

(Loss) income from operations       (824,181)        193,757        (205,395)        (25,805)       (861,624)
Investment income, net                11,172              59              13         (10,843)            401
Interest expense (a)                 (84,165)        (16,475)        (32,124)         10,843        (121,921)
Depreciation and amortization         20,261          12,357          93,031              --         125,649
Capital expenditures                   1,114           8,675              --              --           9,789
Total assets at June 30, 2004     12,121,996       2,305,337         579,717      (1,269,560)     13,737,490

                                                      Six-Months Ended June 30, 2005
                                ----------------------------------------------------------------------------
                                    U.S.           Asian        Netherlands
                                 Operating       Operating       Operating
                                  Segment         Segment         Segment       Eliminations       Totals
                                ----------------------------------------------------------------------------
Net Sales:
  External customers            $  4,904,043    $  2,818,394    $         --    $         --    $  7,722,437
  Intersegment                       386,531              --              --        (386,531)             --
                                ----------------------------------------------------------------------------
Total net sales                    5,290,574       2,818,394              --        (386,531)      7,722,437

(Loss) income from operations     (4,694,841)        124,816        (524,530)         26,534      (5,068,021)
Investment income, net                44,230             288               8         (21,268)         23,258
Interest expense (a)                (262,078)        (30,093)        (78,858)         21,268        (349,761)
Depreciation and amortization         38,540          20,551         186,061              --         245,152
Capital expenditures               1,002,274          46,219          15,919              --       1,064,412
Total assets at June 30, 2005     26,677,015       2,082,183         225,493      (2,042,709)     26,941,982

                                                      Six-Months Ended June 30, 2004
                                ----------------------------------------------------------------------------
                                    U.S.           Asian        Netherlands
                                 Operating       Operating       Operating
                                  Segment         Segment         Segment       Eliminations       Totals
                                ----------------------------------------------------------------------------
Net Sales:
  External customers            $  5,407,871    $  3,023,419    $         --    $         --    $  8,431,290
  Intersegment                       441,705              --              --        (441,705)             --
                                ----------------------------------------------------------------------------
Total net sales                    5,849,576       3,023,419              --        (441,705)      8,431,290

(Loss) income from operations     (1,585,395)        354,625        (411,383)         (9,847)     (1,652,000)
Investment income, net                24,195              72              20         (22,551)          1,736
Interest expense (a)                (150,877)        (32,347)        (63,001)         22,551        (223,674)
Depreciation and amortization         40,523          25,005         186,061              --         251,589
Capital expenditures                  14,880          31,124              --              --          46,004
Total assets at June 30, 2004     12,121,996       2,305,337         579,717      (1,269,560)     13,737,490

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

      The term "the Company", "Dyadic", "we", "us" or "our" refers to Dyadic International, Inc., unless the context otherwise implies.

      This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue," "project," "plan," "shall," "should," and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of our Company to be materially different from those that may be expressed or implied by such statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include (i) assumptions or cautionary factors discussed in connection with a particular forward-looking statement or elsewhere in this Form 10-QSB, or (ii) cautionary factors set forth in other Company's filings from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended December 31, 2004, including the section titled "Description of Business - Risk Factors That May Affect Future Results." All forward-looking statements attributable to the Company are expressly qualified in their entirety by these and other factors. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

      We believe, however, even larger market opportunities will exist for our C1 Expression System when the technology is fully developed. For example, we believe our C1 Expression System can be successfully harnessed to help solve the protein expression problem confronting the global drug industry - the difficulty, despite enormous historic investment, of cost-effectively and expeditiously harnessing existing genomic knowledge to develop new specialized biological products, or therapeutic proteins. For the past five years, we have been developing our C1 Expression System to serve the drug industry in the discovery, development and production of human therapeutic proteins, with our primary focus on enabling pharmaceutical and biotechnology companies to not only successfully carry on the development of drugs from their gene discoveries, but also to manufacture those drugs at economically viable costs. Within therapeutic proteins, the production of antibodies is an area of special focus for us in view of the large number of antibodies in pharmaceutical companies' R&D pipelines for which a reliable and cost-effective production host is required.

      Although this reprogramming of the C1 host is targeted at improving the production of biopharmaceuticals from human genes - which remains the focus of our commercialization strategy for the C1 Expression System - one side benefit of this core technology development program will be to further improve the capabilities of this unique fungus to make even larger quantities of proteins associated with genes from diverse living organisms, such as fungi other than C1, yeast, bacteria, algae and plants. This will help us generate revenues in the shorter term by cost-effective production of proteins and enzymes of commercial interest to potential business partners in sectors such as energy, agriculture, and food and feed. We continue to mine the C1 genome and have identified a number of enzymes that have the potential to become new products for several industries, such as pulp and paper and food and feed.

      Still in the development stage, we refer to these activities as our BioSciences Business. These activities have generated $75,000 in revenue through June 30, 2005 and no revenue in 2004.

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

      Currently, we own three issued U.S. patents, eight issued International patents and 49 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

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

      We derive almost all of our revenues from the conduct of our Enzyme Business, and have thus far generated only nominal revenues from our conduct of our BioSciences Business. Since we began developing the C1 Host Technology in 1998, we have incurred net losses of approximately $28,894,000 through June 30, 2005. Those losses resulted primarily from expenses associated with research and development activities and general and administrative expenses. To become profitable, we must continue to grow our Enzyme Business (see Sales & Marketing Strategy below), and generate income from the conduct of our BioSciences Business, either directly or through potential future license agreements and collaborative partnerships with drug companies.

Research and Development - C1 Host Technology

      During the first half of 2005, our efforts have focused on developing improved hosts for the production of a wider variety of proteins from diverse sources. For example, using gene knock-out technology, several genes thought to limit expression of foreign proteins in C1 have been eliminated. Through the removal of unwanted or interfering genes, our gene knock-out technology has shown some promise of producing human proteins at higher yields. Although the initial results are not at the levels we ultimately desire, the results of expression experiments in the improved strains suggest higher stability of the expressed human proteins. The effect of these knock-outs on C1's expression of foreign proteins currently is being tested. We believe that using knock-out technology will make our C1 expression system more robust and versatile, thus allowing us to produce a more diverse set of proteins for use in multiple industries.

      In May 2005, we achieved the early completion of a high quality sequence of the 38,000,000 bases in the C1 genome by Agencourt Bioscience Corporation. The C1 sequence will aid in the development of our current business based on the ability of the C1 organism to produce large volumes of low cost industrial enzymes for industrial, textile, pulp and paper, feed and food, and agricultural applications and to expand the commercial capabilities of this technology. We expect to further extend its market reach to develop new and better therapeutic proteins more affordably. Completion of the C1 genome sequencing will permit us to mine it to identify novel and improved protein products for a broad spectrum of industries, including energy, feed and food, pulp and paper, and pharmaceuticals. In addition, this sequence information is expected to enable us and our collaborators to expand the variety of proteins and enzymes that can be brought to market. As an example, we expect to provide unique enzymes to companies in these industries to alleviate production process bottlenecks and high manufacturing costs they often face, as well as to enable manufacturing of many products in their R&D pipelines for which no suitable production processes have heretofore been found. It is expected that this genome sequence information will also allow Dyadic to improve the C1 Expression System by (i) readily identifying and isolating genes that interfere with high-level expression of proteins and knocking them out using the technology described above and (ii) allowing the identification and improvement of genes and proteins that have a positive impact on gene expression.

      While the sequence has already proved useful by allowing Dyadic to search for genes within the raw sequence data, we anticipate additional value when the genome is fully annotated. Annotation will result in gene mining, curation, search, and viewing tools to allow the extraction of useful information from the C1 genome sequence. This annotated searchable genomic sequence will serve as a blueprint for the C1 host strain and will facilitate further development of C1 based technology as a platform for discovery and production of a variety of proteins, including high-value therapeutics.

Sales & Marketing Strategy - Enzymes

      One of our top priorities for 2005 is to sharply expand the introduction of our new pulp and paper enzyme products to that industry. While we believe these products offer an exceptional value proposition for this industry, we made a strategic decision to approach the penetration of this market with an acute sensitivity to the fact that our target customer decision-makers are responsible for physical plants costing, in many instances, several hundred million dollars or more, and are accustomed to dealing with highly technical sales teams with strong support competencies, following long-term trials of new products. Accordingly, we set about to recruit and assemble a team of seasoned sales and marketing executives and technical salesmen with relevant industry experience in promoting and maintaining sales relationships involving substantial on-going sales and technical servicing. Thus far in 2005, we have successfully recruited a Vice President of Sales & Marketing - Enzymes, a Vice President - Pulp & Paper, and 5 technical sales representatives whom we believe fit this description. During the second half of 2005 and into 2006 we intend to expand our pulp and paper sales and marketing infrastructure, as we work to capture both an increasing number of new customer trials and convert existing and new customer trials into significant and sustained levels of pulp and paper product sales. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry and potential enzyme products for the pulp and paper industry currently in our research and development pipeline to be in excess of $1.0 billion.

      We have also begun to focus efforts in other industries, such as animal feed, either on our own, or possibly in a collaborative effort with a third party. Although we anticipate increased revenues in industrial enzyme industries other than textiles, we have not generated sufficient sales activity on which to base projections about the sales levels for the rest of 2005 and beyond.

Results of Operations for the Three-Months Ended June 30, 2005 Compared to the Three-Months Ended June 30, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended June 30, 2005 to the three-months ended June 30, 2004 (in thousands):

                                        --------------------------------------
                                              Three-Months Ended June 30,
                                        --------------------------------------
                                                                     Increase
                (In thousands)             2005           2004      (Decrease)
                                        --------------------------------------

Net sales                               $    3,988    $    4,441    $     (453)
Cost of goods sold                           3,211         3,369          (158)
                                        --------------------------------------
Gross profit                                   777         1,072          (295)
                                        --------------------------------------


Operating expenses:
  Research and development                     973           857           116
  Selling, general and administrative        2,035         1,077           958
                                        --------------------------------------
                                             3,008         1,934         1,074

Loss from operations                        (2,231)         (862)       (1,369)
                                        --------------------------------------

Other income (expense):
  Interest expense                            (176)         (122)          (54)
  Investment income, net                        95            --            95
  Minority interest                             (3)          (26)           23
  Foreign currency exchange gain
    (loss), net                                 39           (79)          118
  Other income, net                             --             9            (9)
                                        --------------------------------------
Total other expense                            (45)         (218)          173
                                        --------------------------------------

Loss before income taxes                    (2,276)       (1,080)       (1,196)
Provision for income taxes                     (16)          (31)           15
                                        --------------------------------------
Net loss                                $   (2,292)   $   (1,111)   $   (1,181)
                                        ======================================

Net Sales

      For the three-months ended June 30, 2005, we generated net sales of approximately $3,988,000, compared to net sales of approximately $4,441,000 for the comparable period ended June 30, 2004, a decrease of approximately $453,000. This decline in revenues reflects both the continued margin pressure in the textile industry and aggressive pricing by competitors which has created a strong downward pressure on pricing as well as the continued, although decreasing concentration of the Company's sales to the textiles market (69% and 82% for the three-month periods ended June 30, 2005 and 2004, respectively). Revenues also continue to be adversely affected by the negative residual effects on the Company's competitive position in its markets resulting primarily from the Company's inability, between 2003 and most of 2004, to fund working capital, staffing expansion, product registrations and product development needs, when the Company chose to instead expend its very limited resources on extending its C1 Host Technology platform. The Company is endeavoring to transition its revenue base from the lower margin textile enzymes to higher margin areas such as enzymes for the pulp and paper and animal feed industries, and has begun to achieve slight growth in these other enzyme industries, increasing net sales in these industries by 46% over sales for the three-months ended June 30, 2004 (or 29% of net sales versus 19%).

      To what degree our revenues from the textiles market will continue to decline in the future will depend not only on that market's dynamics, but also on the extent to which pricing pressure created by our competitors continues, on our success in developing new products and our ability to lower our production costs. We believe our revenues will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made and continue to make substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify, the initial effects of which are beginning to be seen in the second quarter of 2005. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. animal feed enzymes in Europe) and required product trials at customers' facilities of multi-month durations or longer (e.g. pulp & paper), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

The following table reflects the Company's sales by industry for the three-month periods ended June 30, 2005 and 2004:

                         ------------------------------------------
                                 Three-Months Ended June 30,
                         -------------------------------------------------------------------
                             2005          %       2004           %      Increase/(Decrease)
                         -------------------------------------------------------------------
Textile*                 $2,752,000       69%   $3,644,000       82%         $ (892,000)
Animal Feed*                362,000        9%      341,000        8%             21,000
Pulp & Paper*               536,000       13%      290,000        6%            246,000
Others (5 industries)*      263,000        7%      166,000        4%             97,000

Bioscience                   75,000        2%           --        0%             75,000
                         -------------------------------------------------------------------
                         $3,988,000      100%   $4,441,000      100%         $ (453,000)
                         ===================================================================

* Industrial Enzyme Industries

Cost of Goods Sold

      For the three-months ended June 30, 2005, cost of goods sold was approximately $3,211,000, or 81% of net sales, as compared to approximately $3,369,000, or 76% of net sales for the three-months ended June 30, 2004. The increase in cost of goods sold as a percentage of sales is due primarily to an increase in the inventory allowance, of approximately $340,000 or 8.5% of net sales. Due to the decrease in textile industry net sales, the Company has recorded a reserve for slow moving inventory items related to that industry.

      The Company transacts a significant amount of its business in foreign currency. The effect of changes in foreign currency rates and the resultant effect on the cost of inventory and certain contract manufacturing costs denominated in Euros have and may significantly impact the ultimate cost incurred by the Company in the future.

Research and Development

      For the three-months ended June 30, 2005, research and development expenses, or R&D, were approximately $973,000, or 24% of net sales, as compared to approximately $857,000, or 19% of net sales for the three-months ended June 30, 2004, representing an increase of approximately $116,000. To assist in the development of our core technologies, and on new product and technology development, in an effort to ultimately increase revenues and profit margins and to also create additional business opportunities, we hired a project manager, outside contract labor and scientific consultants for an additional expense of approximately $145,000 for both labor and research supplies during the three-month period ended June 30, 2005.

Selling, General and Administrative Expenses

      For the three-months ended June 30, 2005, selling, general and administrative expenses were approximately $2,035,000, or 51% of net sales, compared to approximately $1,077,000, or 24% of net sales for the three-months ended June 30, 2004, representing an increase of approximately $958,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $330,000 due to the addition of five employees in 2005 (two in the finance department, including a Chief Financial Officer, and three in sales and marketing, including a Vice President - Pulp and Paper) and additional contract labor. These additions are a part of the substantial investments both in personnel and other initiatives we have made since November 2004 to expand our sales, marketing and product development efforts, as well as to staff the Company with the personnel necessary to operate as a public company. Professional fees of approximately $393,000 related to accounting, legal and other service related expenses to assist the Company in its transition to a public company and an increase of approximately $78,000 for directors and officers insurance premiums are also factors that contributed to the increase in selling, general and administrative expenses.

Other Income (Expense)

      Interest Expense

      For the three-months ended June 30, 2005, interest expense was approximately $176,000 as compared to approximately $122,000 for the three-months ended June 30, 2004, representing an increase of approximately $54,000. This increase was due primarily to the amortization of beneficial conversion features of approximately $92,000, as described below. Partially offsetting this $92,000 increase is a decrease in interest expense of approximately $27,000, which relates to a $1,225,000 note payable to the Mark A. Emalfarb Trust that was cancelled in exchange for 367,868 Investment Units in November 2004. The exchange was effected at a price of $3.33 per share, which was the offering price in the Company's October Offering.

      In connection with the Merger and a series of related transactions, the Bridge Loan maturity date and the Bridge Loan warrants were modified in November 2004 and, as a result, we will recognize approximately an additional $350,000 in interest expense through the new maturity date, January 1, 2007. Also in November 2004, a $1,225,000 note payable to the Mark A. Emalfarb Trust was cancelled in exchange for 367,868 Investment Units and the conversion prices on the convertible notes due to the Emalfarb Trust and the Francisco Trust were modified to fix the conversion price at $3.33 per share, which resulted in a beneficial conversion feature of approximately $554,000 to be amortized to interest expense through the maturity date of January 1, 2007.

      Investment Income, Net

      For the three-months ended June 30, 2005, income from investments was approximately $95,000. There were no investments held during the three-months ended June 30, 2004. The net proceeds from the private placement offering completed in early November 2004, were invested in money market funds during the three-months ended June 30, 2005.

      Foreign Currency Exchange Gains (Losses), Net

      For the three-months ended June 30, 2005, the Company incurred net foreign currency exchange gains of approximately $39,000 as compared to losses of approximately $79,000 for the three-months ended June 30, 2004. The $118,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Results of Operations for the Six-Months Ended June 30, 2005 Compared to the Six-Months Ended June 30, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the six-months ended June 30, 2005 to the six-months ended June 30, 2004 (in thousands):

                                        --------------------------------------
                                                  Six-Months Ended June 30,
                                        --------------------------------------
                                                                     Increase
                (In thousands)             2005          2004       (Decrease)
                                        --------------------------------------
Net sales                               $    7,722    $    8,431    $     (709)
Cost of goods sold                           6,196         6,322          (126)
                                        --------------------------------------
Gross profit                                 1,526         2,109          (583)
                                        --------------------------------------

Operating expenses:
  Research and development                   2,691         1,708           983
  Selling, general and administrative        3,903         2,053         1,850
                                        --------------------------------------
                                             6,594         3,761         2,833

Loss from operations                        (5,068)       (1,652)       (3,416)
                                        --------------------------------------

Other income (expense):
  Interest expense                            (350)         (224)         (126)
  Investment income, net                        23             2            21
  Minority interest                            (11)          (47)           36
  Foreign currency exchange gain
    (loss), net                                 37          (134)          171
  Other (expense) income, net                   (4)           11           (15)
                                        --------------------------------------
Total other expense                           (305)         (392)           87
                                        --------------------------------------

Loss before income taxes                    (5,373)       (2,044)       (3,329)
Provision for income taxes                     (28)          (57)           29
                                        --------------------------------------
Net loss                                $   (5,401)   $   (2,101)   $   (3,300)
                                        ======================================

Net Sales

      For the six-months ended June 30, 2005, we generated net sales of approximately $7,722,000, compared to net sales of approximately $8,431,000 for the comparable period ended June 30, 2004, a decrease of approximately $709,000. This decline in revenues reflects both the continued margin pressure in the textile industry and aggressive pricing by competitors which has created a strong downward pressure on pricing as well as the continued, although decreasing concentration of the Company's sales to the textiles market (75% and 80% for the six-month periods ended June 30, 2005 and 2004, respectively). Revenues also continue to be adversely affected by the negative residual effects on the Company's competitive position in its markets resulting primarily from the Company's inability, between 2003 and most of 2004, to fund working capital, staffing expansion, product registrations and product development needs, when the Company chose to instead expend its very limited resources on extending its C1 Host Technology platform. The Company is endeavoring to transition its revenue base from the lower margin textile enzymes to higher margin areas such as enzymes for the pulp and paper and animal feed industries, and despite a decrease in the first quarter of 2005, the Company has begun to achieve slight growth in other enzyme industries, increasing net sales in these industries during the second quarter (46% increase for the three-months ended June 30, 2005 over the comparable period in 2004), for an increase in net sales of 8% in these industries over sales for the six-months ended June 30, 2004 (or 24% of net sales versus 20%).

      To what degree our revenues from the textiles market will continue to decline in the future will depend not only on that market's dynamics, but also on the extent to which pricing pressure created by our competitors continues, on our success in developing new products and our ability to lower our production costs. We believe our revenues will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made and continue to make substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. animal feed enzymes in Europe) and required product trials at customers' facilities of multi-month durations or longer (e.g. pulp & paper), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

The following table reflects the Company's sales by industry for the six-month periods ended June 30, 2005 and 2004:

                         ------------------------------------------
                                   Six-Months Ended June 30,
                         ------------------------------------------
                            2005           %       2004           %      Increase/(Decrease)
                         -------------------------------------------------------------------
Textile*                 $5,826,000       75%   $6,747,000       80%         $ (921,000)

Animal Feed*                550,000        7%      615,000        7%            (65,000)

Pulp & Paper*               764,000       10%      477,000        6%            287,000

Others (5 industries)*      507,000        7%      592,000        7%            (85,000)

Bioscience                   75,000        1%           --        0%             75,000
                         -------------------------------------------------------------------
                         $7,722,000      100%   $8,431,000      100%         $ (709,000)
                         ===================================================================

* Industrial Enzyme Industries

Cost of Goods Sold

      For the six-months ended June 30, 2005, cost of goods sold was approximately $6,196,000, or 80% of net sales, as compared to approximately $6,322,000, or 75% of net sales for the six-months ended June 30, 2004. The increase in cost of goods sold as a percentage of sales is due primarily to an increase in the inventory allowance, of approximately $331,000 or 4.3% of net sales. Due to the decrease in textile industry net sales, the Company has recorded a reserve for slow moving inventory items related to that industry.

      The Company transacts a significant amount of its business in foreign currency. The effect of changes in foreign currency rates and the resultant effect on the cost of inventory and certain contract manufacturing costs denominated in Euros have and may significantly impact the ultimate cost incurred by the Company in the future.

Research and Development

      For the six-months ended June 30, 2005, research and development expenses, or R&D, were approximately $2,691,000, or 35% of net sales, as compared to approximately $1,708,000, or 20% of net sales for the six-months ended June 30, 2004, representing an increase of approximately $983,000. Approximately $78,000 of this increase is due to additional patent fees related to newly granted patents. R&D activity was constrained in 2004 by our lack of adequate capital resources. With our success in raising additional capital in 2004, we have substantially increased our spending for R&D projects in 2005, both on the further development of our core technologies, and on new product and technology development, in an effort to ultimately increase revenues and profit margins and to also create additional business opportunities. To assist in this development, we hired a project manager, outside contract labor and scientific consultants, which resulted in additional expense for the 2005 period of approximately $277,000 for labor and R&D supplies. Also, in February 2005, we initiated a genomic sequencing project with Agencourt Bioscience to sequence our C1 host organism. The first phase of the C1 sequencing project was completed ahead of schedule, in the second quarter of 2005. With the completion of phase one, we were able to identify several novel commercially useful genes and, upon completion of the project, we expect to be able to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp and paper, animal feed, and food.

Selling, General and Administrative Expenses

      For the six-months ended June 30, 2005, selling, general and administrative expenses were approximately $3,903,000, or 51% of net sales, compared to approximately $2,053,000, or 24% of net sales for the six-months ended June 30, 2004, representing an increase of approximately $1,850,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $581,000 due to the addition of five employees (two in the finance department, including a Chief Financial Officer, and three in sales and marketing, including a Vice President - Pulp and Paper) and additional contract labor. These additions are a part of the substantial investments both in personnel and other initiatives we have made since November 2004 to expand our sales, marketing and product development efforts, as well as to staff the Company with the personnel necessary to operate as a public company. Professional fees of approximately $875,000 related to accounting, legal and other service related expenses to assist the Company in its transition to a public company and an increase of approximately $132,000 for directors and officers insurance premiums are also factors that contributed to the increase in selling, general and administrative expenses.

Other Income (Expense)

      Interest Expense

      For the six-months ended June 30, 2005, interest expense was approximately $350,000 as compared to approximately $224,000 for the six-months ended June 30, 2004, representing an increase of approximately $126,000. This increase was due primarily to the amortization of beneficial conversion features of approximately $185,000, as described below. Partially offsetting this $185,000 increase is a decrease in interest expense of approximately $55,000, which relates to a $1,225,000 note payable to the Mark A. Emalfarb Trust that was cancelled in exchange for 367,868 Investment Units in November 2004. The exchange was effected at a price of $3.33 per share, which was the offering price in the Company's October Offering.

      In connection with the Merger and a series of related transactions, the Bridge Loan maturity date and the Bridge Loan warrants were modified in November 2004 and, as a result, we will recognize approximately an additional $350,000 in interest expense through the new maturity date, January 1, 2007. Also in November 2004, a $1,225,000 note payable to the Mark A. Emalfarb Trust was cancelled in exchange for 367,868 Investment Units and the conversion prices on the convertible notes due to the Emalfarb Trust and the Francisco Trust were modified to fix the conversion price at $3.33 per share, which resulted in a beneficial conversion feature of approximately $554,000 to be amortized to interest expense through the maturity date of January 1, 2007.

      Investment Income, Net

      For the six-months ended June 30, 2005, income from investments was approximately $23,000. There were no investments held during the six-months ended June 30, 2004 and any cash on hand was invested in money market funds. The net proceeds from the private placement offering completed in early November 2004, were invested in money market funds as of December 31, 2004. During the three-months ended March 31, 2005, all remaining proceeds were placed in short-term investments, which were subsequently sold, resulting in a net investment loss of approximately $72,000, and then reinvested in money market funds during the three-months ended June 30, 2005, resulting in net investment income of approximately $95,000, the net effect being a $23,000 gain.

      Foreign Currency Exchange Gains (Losses), Net

      For the six-months ended June 30, 2005, the Company incurred net foreign currency exchange gains of approximately $37,000 as compared to losses of approximately $134,000 for the six-months ended June 30, 2004. The $171,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Liquidity and Capital Resources

Capital Raising Activities

      Since inception, the Company has financed operations primarily with proceeds from the sales of the products from its Enzyme Business, external borrowings, borrowings from its stockholders and sales of preferred and common equity securities. In May 2003, the Company received a $3,000,000 loan from a group of stockholders, including the Chief Executive Officer, who contributed $2,185,000, and a group of other Dyadic-Florida stockholders who contributed $815,000. In the first half of 2004, we raised approximately $4,740,000 in private offerings of our equity securities, of which $1,500,000 was used to redeem all outstanding shares of our Series A convertible preferred stock.

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

      Concurrent with the Company's completion of the Merger and the equity issuance transactions described above, a warrant to purchase 1.5 million shares of the Company's common stock issued in connection with the May 2003 $3.0 million revolving note payable to the Mark A. Emalfarb Trust was modified to reduce the exercise price from $4.50 to $3.33 per share. Additionally, the maturity date of this Bridge Loan was extended to January 1, 2007. As a result, approximately $350,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification is being amortized to interest expense through the new maturity date. Approximately $903,000 of the proceeds from the October Offering were used to pay off the $815,000 of principal and approximately $88,000 of accrued interest for the portion of the bridge loan contributed by the group of other Dyadic-Florida shareholders.

      Also concurrent with the Company's completion of the Merger and the equity transactions described above, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 is being amortized to interest expense through the new maturity date.

Cash Flow

      From Operating Activities

         Net cash used in operating activities was approximately $5,764,000 and $2,115,000 for the six-months ended June 30, 2005 and 2004, respectively, which was primarily due to the increase in net loss in 2005 of approximately $3,300,000.

      From Investing Activities

      For the six-months ended June 30, 2005, net cash used in investing activities was approximately $203,000 as compared to approximately $46,000 for the six-months ended June 30, 2004, which relates to purchases of property and equipment. There are no immediate plans for large increases in capital expenditures; however, management is continually assessing such requirements concurrent with our growth. The Company made a purchase of $861,861 of land (the "Site"), which was obtained through the issuance of 300,300 shares of common stock (see Notes to Condensed Consolidated Financial Statements in Item 1). It is not the Company's intention to use its own funds to develop this property; therefore, the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. There can be no assurance, however, that any joint venture or other arrangements will occur within the prescribed timeframe.

      From Financing Activities

      For the six-months ended June 30, 2005, our net cash used in financing activities was approximately $98,000, for issuance costs related to the October 2004 private offering. During the six-month period ended June 30, 2004, net cash provided by financing activities was approximately $1,590,000. This amount is primarily due to initial cash received from a private placement in 2004 resulting in net proceeds of approximately $3,194,000 which was partially offset by a $1,500,000 payment for the redemption of outstanding shares of our Series A convertible preferred stock.

Financial Condition and Liquidity at June 30, 2005

      As of June 30, 2005, stockholders' equity was approximately $20,018,000, an increase of approximately $18,064,000 over June 30, 2004. The improvement is primarily due to the equity capital we raised in July 2004 and November 2004 of approximately $28,470,000, which increased our common stock and additional paid-in-capital accounts. This increase was partially offset by the net loss incurred for the twelve month period ending on June 30, 2005 of approximately $9,379,000.

      As of June 30, 2005, we had a total of approximately $14,446,000 in cash and cash equivalents. Our outstanding indebtedness was approximately $3,601,000 as of June 30, 2005, and consisted of notes payable to certain stockholders and the Bridge Loan. We are committed to make annual minimum payments under our operating leases aggregating approximately $297,000 for 2005, approximately $84,000 for 2006, approximately $43,000 in 2007, approximately $39,000 in 2008, and approximately $219,000 thereafter. We also are committed to make annual minimum payments under our Polish contract manufacturing agreement of $163,000 for the remainder of 2005 and $659,000 thereafter through 2008. We have also entered into various agreements with independent third parties to conduct R&D activities on our behalf. One such agreement, entered into in July 2004, has committed a third party to provide research and development assistance valued at approximately $1.25 million. The consideration includes $250,000 in cash, which was paid upon signing the agreement, and 300,300 shares of our common stock, to be released from escrow as the shares are earned. The agreement is with one of our long-standing third party R&D vendors. Our Commercial Land Purchase and Sale Agreement obligates us to commence development of the land that we acquired within two (2) years of the closing (May 25, 2005); however, it is not the Company's intention to use its own funds to develop this property, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. We also have employment agreements with several officers and key employees as outlined in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB.

Funding of Future Operations

      We believe that our operating losses will continue in 2005. In addition, our future capital requirements will be substantial. We believe that we will have sufficient capital to fund our operations and meet our obligations through year end 2006. We anticipate that the rate at which we have used cash to fund our operations in the first two quarters of 2005 will likely decrease in the near term, through the combination of the following factors which we expect to occur: an increase in the net sales to other industrial enzyme industries, such as pulp and paper and animal feed, which are expected to be at a higher gross margin than sales to the textiles market, the decrease in our ongoing costs of being a public company, the flexibility of research and development spending through the use of outsourced facilities and personnel, the reduction of the existing levels of inventory, as well as possible licensing or selling of certain technologies or other arrangements. Dyadic has established a number of flexible partnerships in the areas of manufacturing and research and development, enabling us to adjust spending in those areas as necessary, to achieve the objectives of our business plan, and manage both our resources and cash utilization rate. There can be no assurance, however, that we will achieve decreased cash outflows as a result of these factors, or achieve them in the timeframe outlined. It is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

(b) Changes in Internal Controls

      There have not been any changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On February 25, 2005, the Company entered into an Agreement (the "Agreement") with a third party consultant pursuant to which the Company issued 10,000 shares of Company common stock, valued at $3.90 per share, to such third party consultant as compensation for investor relations services in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act). An additional 10,000 shares of common stock were issued on May 26, 2005, valued at $2.75 per share per the terms of the Agreement. The terms of the Agreement were privately negotiated between the Company and the consultant, the consultant executed an "investment letter" acknowledging, among other things, that it is an "accredited investor"; and the securities described in this Item 2 have not been registered under the Securities Act and are restricted securities thereunder; and these securities may not be offered or sold absent registration under the Securities Act or an applicable exemption from such registration requirements; and the stock certificate evidencing such securities bears a restricted legend.

      On May 25, 2005, the Company issued 300,300 shares of common stock, valued at $2.87 per share, pursuant to a real estate purchase contract (the Commercial Land Purchase And Sale Agreement) with F&C Holdings, LLC (Holdings), dated July 31, 2004, in exchange for an undeveloped 1.13 acre parcel of land, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The terms of the Agreement were privately negotiated between the Company and Holdings, and Holdings executed an "investment letter" acknowledging, among other things, that it is an "accredited investor"; and the securities described in this Item 2 have not been registered under the Securities Act and are restricted securities thereunder; and these securities may not be offered or sold absent registration under the Securities Act or an applicable exemption from such registration requirements; and the stock certificate evidencing such securities bears a restricted legend. The shares issued to Holdings have been registered under the Securities Act for resale by Holdings in the Company's current registration statement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Our annual meeting of stockholders was held in Jupiter, Florida on May 24, 2005 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. At the meeting, 18,200,943 Common Shares (81.83% of the Common Shares outstanding) were voted. Stockholders voted in person or by proxy for the following purposes:

      (b)   Stockholders approved the election of Richard J. Berman and Robert
            B. Shapiro to serve as Class II Directors of the Company until the Company's 2008 annual meeting of stockholders and until their successors are duly elected and qualified. Stephen J. Warner and Harry Z. Rosengart will continue to serve as Class II Directors and Mark A. Emalfarb will continue to serve as a Class III Director until their present terms expire in 2006 and 2007, respectively, and until their respective successors are duly elected and qualified.

      (c) Votes were cast for and withheld in the election of directors as follows:

            DIRECTOR                 FOR              WITHHELD AUTHORITY
            -------

            Richard J. Berman     18,200,343                  600
            Robert B. Shapiro     18,200,343                  600

            Stockholders also voted to approve and ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005. 18,200,343 shares were voted in favor of this proposal, 600 shares were voted against and there were no abstentions or broker non-votes.

      (d)   Not applicable.

ITEM 6.    EXHIBITS

A)    Index to Exhibits

Exhibits    Description of Documents
--------    ------------------------

10.6.1 Indemnification Agreement dated April 26, 2005 between Dyadic International, Inc. and Harry Z. Rosengart (1)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1        Certification of Chief Executive Officer required by 18 U.S.C.
            Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)

32.2        Certification of Chief Financial Officer required by 18 U.S.C.
            Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (2)

      (1) Incorporated by reference from the Company's Form 8-K, filed April 28, 2005 with the Securities and Exchange Commission.

      (2)   Filed herewith.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, Dyadic International, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DYADIC INTERNATIONAL, INC.
                                           (Registrant)

Date:  August 15, 2005                     By /s/ Mark E. Emalfarb
                                              ---------------------------------
                                              Mark A. Emalfarb
                                              Chief Executive Officer