Form 10QSB
period 2005-09-30
DYADIC INTERNATIONAL INC
filed 2005-11-14
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(No Fee Required)

For the transition period from ________________ to

Commission file number 333-102629
-----------------------------------

Dyadic International, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	45-0486747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Intracoastal Pointe Drive, Suite 404, Jupiter, Florida	33477
(Address of principal executive offices)	(Zip Code)

(561) 743-8333
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { x } No { }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes { }; No {X}

As of November 11, 2005, there were 22,551,405 shares of registrant’s common stock outstanding, par value $.001 (including 300,300 shares held in escrow).

Transitional Small Business Disclosure Format (Check One): Yes { }; No {X}

PART I.                  FINANCIAL INFORMATION                                                                       PAGE NUMBER

PART II.                 OTHER INFORMATION

Item 6. Exhibits	29

Signatures	30

2 of 30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Dyadic International, Inc.
Condensed Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$13,772,049
Restricted cash	34,658
Accounts receivable, net of allowance for uncollectible accounts of $542,259	2,634,365
Inventory	5,193,051
Prepaid expenses and other current assets	557,767
Total current assets	22,191,890

Fixed assets, net	1,632,262
Intangible assets, net	161,207
Goodwill	467,821
Other assets	138,038
Total assets	$24,591,218

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,529,846
Accrued expenses	1,542,213
Accrued interest payable to stockholders	67,268
Current portion of notes payable to stockholders	171,986
Income taxes payable	56,579
Total current liabilities	3,367,892

Long-term liabilities:
Notes payable to stockholders, net of current portion	3,538,893
Other liabilities	34,455
Minority interest	134,542
Total long-term liabilities	3,707,890
Total liabilities	7,075,782

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	--
Common stock, $.001 par value,
Authorized shares - 100,000,000; issued and outstanding - 22,251,105	22,251
Additional paid-in capital	49,381,339
Notes receivable from exercise of stock options	(462,500)
Accumulated deficit	(31,425,654)
Total stockholders’ equity	17,515,436
Total liabilities and stockholders’ equity	$24,591,218

See accompanying notes.

3 of 30

Dyadic International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$4,140,145	$4,513,024	$11,862,582	$12,944,314

Cost of goods sold	3,317,956	3,496,811	9,513,604	9,818,967
Gross profit	822,189	1,016,213	2,348,978	3,125,347

Expenses:
Research and development	1,067,310	975,386	3,758,528	2,683,126
Selling, general and administrative	2,175,244	1,226,542	6,078,836	3,279,936
Total expenses	3,242,554	2,201,928	9,837,364	5,963,062

Loss from operations	(2,420,365)	(1,185,715)	(7,488,386)	(2,837,715)

Other income (expense):
Interest expense	(177,184)	(123,412)	(526,945)	(347,086)
Investment income, net	109,232	840	132,490	2,576
Minority interest	(24,805)	(20,613)	(35,376)	(67,088)
Foreign currency exchange (losses) gains, net	(9,127)	78,509	27,354	(55,752)
Other income, net	5,637	7,474	1,621	17,987
Total other expense	(96,247)	(57,202)	(400,856)	(449,363)

Loss before income taxes	(2,516,612)	(1,242,917)	(7,889,242)	(3,287,078)
Provision for income taxes	15,387	28,529	43,265	85,487
Net loss	$(2,531,999)	$(1,271,446)	$(7,932,507)	$(3,372,565)

Net (loss) income applicable to holders of common stock	$(2,531,999)	$(1,271,446)	$(7,932,507)	$7,104,737

Net (loss) income per common share:
Basic	$(0.11)	$(0.09)	$(0.36)	$0.56
Diluted	$(0.11)	$(0.09)	$(0.36)	$(0.23)
Weighted average common shares used in calculating net (loss) income per share:
Basic	22,251,105	13,453,431	22,084,352	12,794,096
Diluted	22,251,105	13,453,431	22,084,352	14,754,768

See accompanying notes.

4 of 30

Dyadic International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(7,932,507)	$(3,372,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	385,656	365,657
Amortization of intangible and other assets	55,104	67,599
Amortization of costs related to modification of notes payable to stockholder	278,352	--
Minority interest	35,375	67,088
Provision for doubtful accounts	151,716	23,000
Loss on disposal of fixed assets	2,448	--
Stock issued for consulting services	66,500	--
Compensation expense on non-employee stock options	50,566	252,579
Changes in operating assets and liabilities:
Accounts receivable	292,001	(129,563)
Inventory	1,448,982	(1,434,032)
Prepaid expenses and other current assets	268,382	(608,475)
Other assets	41,575	(221,247)
Accounts payable	(1,428,888)	2,015,940
Accrued expenses	107,835	(112,384)
Accrued interest payable to stockholders	(40,436)	229,187
Deferred revenue	(75,000)	(45,756)
Income taxes payable	43,770	82,921
Other liabilities	(1,358)	--
Total adjustments	1,682,580	552,514
Net cash used in operating activities	(6,249,927)	(2,820,051)
Investing activities
Purchases of property and equipment	(356,252)	(44,436)
Net cash used in investing activities	(356,252)	(44,436)
Financing activities
Repayment of other notes payable	--	(6,771)
Repayment of notes payable to stockholders	--	(104,935)
Payment for issuance costs related to private offering	(97,764)	(37,500)
Proceeds from sale of common stock	--	4,617,330
Payment for redemption of Redeemable Series A convertible preferred stock	--	(1,500,000)
Net cash (used in) provided by financing activities	(97,764)	2,968,124
Net (decrease) increase in cash and cash equivalents	(6,703,943)	103,637
Cash and cash equivalents at beginning of period	20,510,650	1,649,562
Cash and cash equivalents at end of period	13,806,707	1,753,199
Less restricted cash	(34,658)	--
Unrestricted cash and cash equivalents	$13,772,049	$1,753,199
Noncash investing and financing activities:
Fair value of common stock issued for land purchase	$861,861	$--
Common stock issued for deferred offering costs	$--	$107,239

See accompanying notes.

5 of 30

Dyadic International, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the United States Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to Dyadic International, Inc.’s (the "Company" or "Dyadic") audited consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the SEC.

Merger

The Company was organized under the name CCP Worldwide, Inc., as a Delaware corporation on September 23, 2002. On October 29, 2004, we completed a merger (the "Merger") of our newly created and wholly owned subsidiary, CCP Acquisition Corp., a Florida corporation, with and into a Florida corporation formerly known as Dyadic International, Inc., which was the surviving corporation of the Merger and became our wholly owned subsidiary. Following the Merger, our new subsidiary changed its name to Dyadic International (USA), Inc. (“Dyadic-Florida”) from Dyadic International, Inc., and the Company’s name was changed to Dyadic International, Inc. from CCP Worldwide, Inc.

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

6 of 30

As a result of the Merger and the Split-off Agreement, the only business operations following the Merger of Dyadic International, Inc., formerly CCP Worldwide, Inc., are the operations of the Company.

Historical Results of Operations

The Company has incurred losses from operations during the last several years, which have resulted in an accumulated deficit of approximately $31.4 million as of September 30, 2005. The Company has attributed these operating results, among other things, to negative trends in the textile enzymes sector, utilization of funds for acquiring and developing assets, including but not limited to intellectual property and proprietary technology, expansion of its operations, establishment of new affiliates, and increased research and development spending. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures in 2005. The Company believes that there will be sufficient capital to fund its operations and meet its obligations through year end 2006, based on current sales volumes. The rate at which the Company has used cash to fund its operations in the first two quarters of 2005 has decreased significantly during the third quarter of 2005. This reduction is primarily due to the decrease in its ongoing costs of being a public company and from the one-time benefit of an inventory management plan, which allowed it to adjust spending and utilize its existing inventory more efficiently. The Company anticipates that its usage of cash to fund operations during the fourth quarter of 2005 and into 2006, will remain lower than that of the first half of 2005, however, because the effect of the inventory management plan is a one-time benefit, an increase is expected over third quarter usage. The Company has established a number of flexible partnerships in the areas of manufacturing and research and development, enabling it to adjust spending in those areas as necessary, to achieve the objectives of its business plan, and manage both its resources and cash utilization rate. There can be no assurance, however, that the Company will maintain decreased cash outflows as a result of these factors, or maintain them in the timeframe outlined. It is possible that the Company will seek additional financing within this timeframe. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, and sales of preferred and common equity securities. Additional funds may be raised through public or private financings, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms favorable to the Company. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed may harm our business and operating results.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle and error corrections.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after September 1, 2005.  The Company does not anticipate that the adoption of the new standard will have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). The document is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. The FASB issued the Interpretation to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to the Interpretation, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar year-end companies). Retrospective application of interim financial information is permitted, but is not required. Early adoption of this Interpretation is encouraged. The Company does not anticipate that the adoption of the new standard will have an effect on the Company’s consolidated financial position, results of operations or cash flows.
7 of 30

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005. The Company will adopt SFAS 123R effective January 1, 2006 and will consider the guidance of SAB 107 concurrently. The grant-date fair value of employee share options and similar instruments is to be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation costs are recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Two transition alternatives are allowed for the public entities: the modified-prospective-transition method or the modified-retrospective transition method. The Company has not yet determined the method of adoption nor the effect of adopting SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 (SFAS 153). This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted this Statement effective July 1, 2005. The adoption of SFAS 153 did not have a significant impact on our consolidated results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an Amendment to ARB No. 43 (SFAS 151). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, although earlier adoption is permitted. The Company does not anticipate that the adoption of the new standard will have an effect on the Company’s consolidated financial position, results of operations or cash flows.

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

8 of 30

The following table reflects the calculation of basic and diluted net (loss) income per share for the periods presented:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(2,531,999)	$(1,271,446)	$(7,932,507)	$(3,372,565)
Plus: Excess of preferred carrying value over redemption cost	--	--	--	10,844,639
Less: Accrued dividends on preferred stock	--	--	--	(350,684)
Accretion of preferred stock issuance costs	--	--	--	(16,653)
Net (loss) income applicable to holders of common stock for basic calculation	$(2,531,999)	$(1,271,446)	$(7,932,507)	7,104,737
Plus: Accrued dividends on preferred stock	--	--	--	350,684
Accretion of preferred stock issuance costs	--	--	--	16,653
Interest payable on subordinated convertible notes payable	--	--	--	47,601
Less: Excess of preferred carrying value over redemption cost	--	--	--	(10,844,639)
Net loss applicable to holders of common stock for diluted calculation	$(2,531,999)	$(1,271,446)	$(7,932,507)	$(3,324,964)
Weighted average common shares used in computing net (loss) income per common share:
Basic	22,251,105	13,453,431	22,084,352	12,794,096
Plus: Shares obtainable upon conversion of preferred stock				1,611,637
Shares obtainable upon conversion of convertible notes				349,035
Diluted	22,251,105	13,453,431	22,084,352	14,754,768

Net (loss) income per common share:
Basic	$(0.11)	$(0.09)	$(0.36)	$0.56
Diluted	$(0.11)	$(0.09)	$(0.36)	$(0.23)

9 of 30

The following securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

	Three-Months and Nine-Months Ended September 30,
	2005	2004

Instruments to purchase common stock:
Stock options outstanding pursuant to the 2001 Equity Compensation Plan	1,666,789	755,000
Other stock options	65,000	65,000
Warrants outstanding	6,952,776	1,500,000
Common stock issuable pursuant to conversion features:
Subordinated convertible notes payable	473,835	--
Total shares of common stock considered anti-dilutive	9,158,400	2,320,000

A total of 300,300 contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company are also excluded. As of September 30, 2005, such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement.

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

Stock Option Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44), including related amendments and interpretations, and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS 123. Under APB 25, since the exercise prices of the Company’s employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

10 of 30

Pro forma information regarding net (loss) income and net (loss) income per common share as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 is presented below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income applicable to holders of common stock, as reported for basic calculation	$(2,531,999)	$(1,271,446)	$(7,932,507)	$7,104,737
Add: Stock-based employee compensation cost (intrinsic value method)	--	--	--	--
Deduct: Fair value method stock option expense	(109,560)	(37,614)	(205,206)	(101,323)
Pro forma net (loss) income applicable to holders of common stock, basic calculation	$(2,641,559)	$(1,309,060)	$(8,137,713)	$7,003,414

Net loss applicable to holders of common stock, as reported for diluted calculation	$(2,531,999)	$(1,271,446)	$(7, 932,507)	$(3,324,964)
Add: Stock-based employee compensation cost (intrinsic value method)	--	--	--	--
Deduct: Fair value method stock option expense	(109,560)	(37,614)	(205,206)	(101,323)
Pro forma net loss applicable to holders of common stock, diluted calculation	$(2, 641,559)	$(1,309,060)	$(8,137,713)	$(3,426,287)

Net (loss) income per common share, as reported:
Basic	$(0.11)	$(0.09)	$(0.36)	$0.56
Diluted	$(0.11)	$(0.09)	$(0.36)	$(0.23)

Pro forma net (loss) income per common share:
Basic	$(0.12)	$(0.10)	$(0.37)	$0.55
Diluted	$(0.12)	$(0.10)	$(0.37)	$(0.23)

11 of 30

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 sets forth four basic criteria that must be met before SEC registrants can recognize revenue. These criteria are: persuasive evidence of an arrangement must exist; delivery had to have taken place or services have had to been rendered; the seller's price to the buyer should be fixed or determinable; and collectibility of the receivable should be reasonably assured. Sales not meeting any of the aforementioned criteria are deferred. Net sales are comprised of gross revenues less provisions for expected customer returns, if any. Reserves for estimated returns and inventory credits are established by the Company, if necessary, concurrently with the recognition of revenue. The amounts of reserves are established based upon consideration of a variety of factors, including estimates based on historical returns.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of goods sold.

Research and Development

Research and development costs related to both present and future products are charged to operations when incurred. Revenue received for research and development is recognized as the Company meets its obligations under the related agreement.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Certain accounts receivable from customers are collected and certain accounts payable to vendors are payable in foreign currencies. These amounts are adjusted through earnings to reflect period-end exchange rates. Net translation adjustments and realized exchange gains and losses are included as a component of foreign currency exchange gains (losses), net, in the accompanying condensed consolidated statements of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Long-Term Liabilities

Long-term liabilities consist of the following at September 30, 2005:

Notes payable to stockholders:
          Loan payable with a rate of 8% as of September 30, 2005 to Mark A. Emalfarb Trust
(Bridge Loan), secured by all assets of the Company, in the original principal amount of $3,000,000, principal and accrued interest due January 1, 2007. Accrued interest of
$239,941 included in principal balance. Net of unamortized beneficial conversion
feature of $144,090.                                                                                                                                               $ 2,280,851

           Convertible note payable to Mark A. Emalfarb Trust (Emalfarb Trust Note) with a rate of
                6%, in the original principal amount of $750,766, dated May 2001, principal and accrued interest due January 1, 2007. Conversion price of $3.33. Accrued interest of $86,058
                included in principal balance. Net of unamortized beneficial conversion feature of $169,605.                      667,219

           Convertible note payable to Francisco Trust u/a/d February 28, 1996 (the Francisco Trust)
                (Francisco Trust Note) with a rate of 6%, in the original principal amount of $664,839, dated
                May 2001, principal and accrued interest due January 1, 2007. Conversion price of $3.33.
                Accrued interest of $76,209 included in principal balance. Net of unamortized beneficial
                conversion feature of $150,225.                                                                                                                                590,823
                                                ------------------
                                              $ 3,538,893
                                                      ===========

           Subordinated notes payable to the minority stockholders of a subsidiary, interest at a weighted average rate of 6.0% as of September 30, 2005, no fixed
repayment terms, classified as current.                                                                                                                $ 171,986
                                                   ===========

12 of 30

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

The Mark A. Emalfarb Trust and other Dyadic-Florida stockholders, collectively, were also granted warrants to purchase up to 1.5 million shares of the Company's common stock at the lesser of $4.50 per share or the Series A Preferred conversion price, expiring ten years from the date of grant (the Bridge Loan Warrant). In November 2004, the exercise price of the Bridge Loan Warrant was reduced to $3.33 and the maturity date was extended to January 1, 2007 in connection with the Merger. As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification, will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $144,090 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet as of September 30, 2005. Approximately $29,000 and $86,000 was amortized to interest expense during the three-month and nine-month periods ended September 30, 2005, respectively. Interest expense on the Bridge Loan excluding the amortization of the beneficial conversion feature, was approximately $49,000 and $62,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and approximately $145,000 and $182,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

In connection with the Merger, the conversion prices of the convertible notes payable to the Mark A. Emalfarb Trust and the Francisco Trust were fixed at $3.33 and the maturity dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $319,830 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet as of September 30, 2005. Approximately $64,000 and $192,000 was amortized to interest expense during the three-month and nine-month periods ended September 30, 2005.

Interest expense on the convertible notes payable was approximately $24,000 and $21,000 for the three-month periods ended September 30, 2005 and 2004, respectively and approximately $71,000 and $48,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. The notes payable and accrued interest due on the convertible notes payable are convertible in whole or part into shares of the Company's common stock at any time, at a conversion price of $3.33.

Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts benefiting the Company's President and Chief Executive Officer, and the wife and children of Mark A. Emalfarb, respectively.

Interest expense on the subordinated notes payable to the minority stockholders of a subsidiary was approximately $2,600 and $2,600 for the three-month periods ended September 30, 2005 and 2004, respectively, and $7,700 and $7,800 for the nine-month periods ended September 30, 2005 and 2004, respectively. Accrued interest of $67,268 is included in accrued interest payable to stockholders as of September 30, 2005.

3. Stockholders’ Equity

In February 2005, the Company signed an agreement with an investor relations consulting firm for a one year term. In addition to monthly cash compensation and expense reimbursement, the Company issued 10,000 shares of common stock as compensation for services to be rendered, which were valued at $39,000 based on the fair market value of the Company’s common stock on the date of grant. An additional 10,000 shares of common stock were issued on May 25, 2005 in accordance with the agreement. The stock was valued at $27,500 based on the fair market value of the Company’s common stock on the date of grant. The common stock has not been registered under the Securities Act and may not be offered or sold absent registration under the Securities Act or an applicable exemption from such registration requirements. The stock certificate evidencing such securities bears a restricted legend.

The agreement was terminated on August 25, 2005. The $39,000 was amortized over a three-month period and is included in selling, general and administrative expenses for the nine-month period ended September 30, 2005. The $27,500 of compensation cost was amortized to expense over a three-month period beginning on May 25, 2005.

13 of 30

In May 2005, the Company issued 300,300 shares of common stock pursuant to a real estate purchase contract with F&C Holdings, LLC ("Holdings") dated July 31, 2004 (the "Commercial Land Purchase And Sale Agreement"), in exchange for an undeveloped 1.13 acre parcel of land (the "Site"). The Company recorded the land at $861,861, based on the fair market value of the Company’s common stock on the date of closing. The Company formed Dyadic Real Estate Holdings, Inc., a Florida corporation and wholly owned subsidiary in May 2005, to which it has assigned the Commercial Land Purchase and Sale Agreement and the Site.

The Site, which is in a planned community known as "Abacoa" is located in the Town of Jupiter, Florida (the "Town"). The Company has obtained final approval from the Town of Jupiter to construct approximately a 40,000 square foot commercial office biotech research and development building.

The Commercial Land Purchase and Sale Agreement obligates Dyadic to commence development of the Site within two (2) years following the closing date. During this two-year period, Dyadic is prohibited from re-transferring the Site to any other person other than (i) in connection with a sale of Dyadic, (ii) to an affiliate or (iii) with the approval of Dyadic's Board of Directors (a majority of its independent directors), to the Francisco Trust, the Mark A. Emalfarb Trust and/or any entity that is controlled, directly or indirectly, by Mark A. Emalfarb and/or his family members. It is not the Company’s intention to use its own funds to develop this property, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. There can be no assurance, however, that any joint venture or other arrangements will occur within the prescribed timeframe. The Company is evaluating the advantages and disadvantages of Site development relative to their impact on Dyadic’s future office and R&D needs and cash resources, and is also considering other alternatives to optimize the asset value of the Site at this time.

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

14 of 30

The following table summarizes the Company's segment information:
	Three-Months Ended September 30, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$2,434,564	$1,705,581	$--	$--	$4,140,145
Intersegment	199,035	--	--	(199,035)	--
Total net sales	2,633,599	1,705,581	--	(199,035)	4,140,145

(Loss) income from operations	(2,325,639)	166,930	(274,790)	13,134	(2,420,365)
Interest expense (a)	(124,267)	(17,585)	(46,143)	10,811	(177,184)
Investment income, net	119,835	202	6	(10,811)	109,232
Depreciation and amortization	20,558	18,956	100,990	--	140,504
Capital expenditures	72,822	80,878	--	--	153,700

	Three-Months Ended September 30, 2004
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$2,884,513	$1,628,511	$--	$--	$4,513,024
Intersegment	192,106	--	--	(192,106)	--
Total net sales	3,076,619	1,628,511	--	(192,106)	4,513,024

(Loss) income from operations	(1,060,418)	162,558	(288,437)	582	(1,185,715)
Interest expense (a)	(82,782)	(16,496)	(34,945)	10,811	(123,412)
Investment income, net	11,556	62	33	(10,811)	840
Depreciation and amortization	20,307	8,981	93,030	--	122,318
Capital expenditures	596	6,086	--	--	6,682

15 of 30

	Nine-Months Ended September 30, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$7,338,607	$4,523,975	$--	$--	$11,862,582
Intersegment	585,566	--	--	(585,566)	--
Total net sales	7,924,173	4,523,975	--	(585,566)	11,862,582

(Loss) income from operations	(7,020,481)	291,746	(799,320)	39,669	(7,488,386)
Interest expense (a)	(386,345)	(47,678)	(125,001)	32,079	(526,945)
Investment income, net	164,065	490	14	(32,079)	132,490
Depreciation and amortization	59,098	39,507	287,051	--	385,656
Capital expenditures	1,075,096	127,097	15,919	--	1,218,113
Total assets at September 30, 2005	23,935,709	3,097,062	117,582	(2,559,135)	24,591,218

	Nine-Months Ended September 30, 2004
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$8,292,383	$4,651,931	$--	$--	$12,944,314
Intersegment	633,812	--	--	(633,812)	--
Total net sales	8,926,195	4,651,9310	--	(633,812)	12,944,314

(Loss) income from operations	(2,645,812)	517,183	(699,820)	(9,266)	(2,837,715)
Interest expense (a)	(233,659)	(48,843)	(97,946)	33,362	(347,086)
Investment income, net	35,751	134	53	(33,362)	2,576
Depreciation and amortization	60,830	33,986	279,091	--	365,657
Capital expenditures	15,476	28,960	--	--	44,436
Total assets at September 30, 2004	12,930,992	3,360,260	488,145	(2,200,971)	14,578,426

(a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment is allocated to the Netherlands operating segment.

16 of 30

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The term “the Company”, “Dyadic”, “we”, “us” or “our” refers to Dyadic International, Inc. and its consolidated subsidiaries, unless the context otherwise implies.

            This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “project”, “plan”, “shall”, “should”, and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of our Company to be materially different from those that may be expressed or implied by such statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company’s forward looking statements include (i) assumptions or cautionary factors discussed in connection with a particular forward-looking statement or elsewhere in this Form 10-QSB, or (ii) cautionary factors set forth in other Company’s filings from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended December 31, 2004, including the section titled “Description of Business - Risk Factors That May Affect Future Results.” All forward-looking statements attributable to the Company are expressly qualified in their entirety by these and other factors. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

General

We are a biotechnology company engaged in the development, manufacture and sale of enzymes, other proteins, peptides and other biomolecules derived from genes, and the collaborative licensing of our enabling proprietary technologies. We use our proprietary technologies to develop and manufacture biological products, and intend to collaboratively license them for research, development and manufacturing of biological products, for two categories of applications:

•	enzymes and other biological products for a variety of industrial and commercial applications, which we refer to as our Enzyme Business; and

•
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

We have developed and use a number of proprietary fungal strains to produce enzymes and other biomaterials, but the one on which we have principally focused is a patented system for protein production, or protein expression, which we call the C1 Expression System. This System is based on our patented Chrysosporium lucknowense fungus, known as C1, as its host production organism. A host production organism is an organism which has been genetically altered to express genes to produce targeted protein products. We discovered the C1 microorganism in the mid-1990's and initially developed it, without the application of molecular biology, to produce neutral cellulases for our textile manufacturing customers. By 1998, we began to apply molecular genetics and other proprietary biotechnology tools to C1 to create a technology, which we refer to as the C1 Host Technology. The C1 Host Technology, once fully developed, is expected to be capable of performing:

•	two screening functions for:

o	the discovery of genes and the proteins they express; and
o	the identification of improved protein variants resulting from modifications to their genes; and

•	three expression functions for:

o	the expression of proteins in commercial volumes for industrial enzyme applications;
o	the expression of human therapeutic proteins in small volumes for pre-clinical and clinical testing for drug development applications; and
o	the expression of human therapeutic proteins for drugs in commercial volumes.

17 of 30

We have been, over the last several years, principally focused on the expression capabilities of the C1 Host Technology. These efforts culminated in our first commercially successful application - our C1 Expression System.

Using the C1 Expression System, as well as other biological systems, our Enzyme Business develops and produces commercial quantities of enzymes for sale to textile, pulp and paper, food, animal feed, chemical, agricultural, and other industries. These industries, in turn, use our products to enhance their own products or to improve production efficiency. We currently sell more than 45 liquid and dry enzyme products to more than 150 industrial customers in 50 countries.

We believe, however, even larger market opportunities will exist for our C1 Expression System when the technology is fully developed. For example, we believe our C1 Expression System can be successfully harnessed to help solve the protein expression problem confronting the global drug industry - the difficulty, despite enormous historic investment, of cost-effectively and expeditiously harnessing existing genomic knowledge to develop new specialized biological products, or therapeutic proteins. For the past five years, we have been developing our C1 Expression System to serve the drug industry in the discovery, development and production of human therapeutic proteins, with our primary focus on enabling pharmaceutical and biotechnology companies to not only successfully carry on the development of drugs from their gene discoveries, but also to manufacture those drugs at economically viable costs. Within therapeutic proteins, the production of antibodies is an area of special focus for us in view of the large number of antibodies in pharmaceutical companies’ R&D pipelines for which a reliable and cost-effective production host is required.

Although this reprogramming of the C1 host is targeted at improving the production of biopharmaceuticals from human genes - which remains the focus of our commercialization strategy for the C1 Expression System - one side benefit of this core technology development program will be to further improve the capabilities of this unique fungus to make even larger quantities of proteins associated with genes from diverse living organisms, such as fungi other than C1, yeast, bacteria, algae and plants. This will help us generate revenues in the shorter term by cost-effective production of proteins and enzymes of commercial interest to potential business partners in sectors such as agriculture and food and feed. We continue to mine the C1 genome and have identified a number of enzymes that have the potential to become new products for several industries, such as pulp and paper and food and feed. Still in the development stage, we refer to these activities as our BioSciences Business. These activities have generated $75,000 in revenue through September 30, 2005 and no revenue in 2004.

We have also been developing the screening potential of our C1 Host Technology for gene discovery and the identification of protein variants resulting from modifications to their genes, which we refer to as our C1 Screening System. These efforts have included our purchase of state-of-the-art robotics equipment and a collaborative partnership with a Netherlands-based scientific organization, TNO Quality of Life (f/k/a TNO Nutrition and Food Research Institute), and the establishment of a wholly-owned subsidiary, Dyadic Nederland BV, which has engaged in, and partially completed, the development of a fully-automated high throughput screening system, or HTS System. We believe that if our BioSciences Business' application of our C1 Expression System and our C1 Screening System can each be perfected, we will be able to offer a potentially unique end-to-end solution for drug companies: a single host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development that would greatly increase drug development efficiency, economy and speed to market. By the same reasoning, we believe that the C1 Host Technology is expected to benefit the development of industrial or specialty enzyme products by allowing discovery, improvement, development and large-scale manufacturing in a single host organism, which should result in shorter inception to commercialization time and greater probability of success.

Currently, we own three issued U.S. patents, nine issued International patents and 48 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

18 of 30

History of Dyadic

The Company’s operating subsidiary, Dyadic International (USA), Inc. (“Dyadic-Florida”), was founded by Chief Executive Officer, Mark A. Emalfarb, in 1979, and was throughout the 1980's a leading supplier of both domestic pumice stones and pumice stones imported from overseas for use in the stone washing of denim garments. In the 1990's, we evolved from serving only the denim industry to the development and manufacture of specialty enzymes and chemicals and, by 1995, were generating revenues of approximately $8,500,000 and annual profits of approximately $1,300,000. In the mid-1990's, we discovered the C1 microorganism in connection with our efforts to develop improved industrial enzymes. By 1998, we began investing significant financial resources in the application of molecular genetic technology to the development of the C1 Host Technology.

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

We derive almost all of our revenues from the conduct of our Enzyme Business, and have thus far generated only nominal revenues from our conduct of our BioSciences Business. Since we began developing the C1 Host Technology in 1998, we have incurred net losses of approximately $35,426,000 through September 30, 2005. Those losses resulted primarily from expenses associated with research and development activities and general and administrative expenses. To become profitable, we must continue to grow our Enzyme Business (see Sales & Marketing Strategy below), and generate income from the conduct of our BioSciences Business, either directly or through potential future license agreements and collaborative partnerships with drug companies.

Research and Development - C1 Host Technology

During the first nine months of 2005, a significant portion of our efforts has focused on developing improved hosts for the production of a wider variety of proteins from diverse sources. For example, using gene knock-out technology, several genes thought to limit expression of foreign proteins in C1 have been eliminated. Through the removal of unwanted or interfering genes, our gene knock-out technology has shown some promise of producing human proteins at higher yields.  We continue to pursue this approach in anticipation that as more deleterious functions and interfering proteins are removed, the stability and yield of foreign proteins will be improved. Although the initial results are not at the levels we ultimately desire, with each successive knock-out the higher stability and yield of the expressed human proteins is observed. We anticipate that using knock-out and other expression-related technologies will make our C1 Expression System more robust and versatile, thus allowing us to produce a more diverse set of proteins for use in multiple industries.

In May 2005, we achieved the early completion of a high quality sequence of the 38,000,000 bases in the C1 genome by Agencourt Bioscience Corporation. The C1 sequence is aiding in the development of our current business and is expected to do so in the future, based on the ability of the C1 organism to produce large volumes of low cost industrial enzymes for industrial, textile, pulp and paper, feed and food, and agricultural applications and to expand the commercial capabilities of this technology. We expect to further extend its market reach to develop new and better therapeutic proteins more affordably. The C1 genome sequence is permitting us to mine it to identify novel and improved protein products for a broad spectrum of industries, including energy, feed and food, and pulp and paper. In addition, this sequence information is expected to enable us and our collaborators to expand the variety of proteins and enzymes that can be brought to market. As an example, we expect to provide unique enzymes to companies in these industries to alleviate production process bottlenecks and high manufacturing costs they often face, as well as to enable manufacturing of many products in their R&D pipelines for which no suitable production processes have yet been found. It is expected that this genome sequence information will also allow Dyadic to improve the C1 Expression System by (i) readily identifying and isolating genes that interfere with high-level expression of proteins and knocking them out using the technology described above and (ii) allowing the identification and improvement of genes and proteins that have a positive impact on gene expression. During the remainder of 2005 and into 2006, we intend to accelerate the development of our C1 Host Technology for expression of human antibodies and other therapeutic proteins in our fungal expression system.

19 of 30

The sequence has already proved useful by allowing Dyadic to search for genes within the raw sequence data. To date, a large number of potential commercial targets have been identified in the genomic sequence through homology searches, and a program to clone the most commercially relevant of these for expression is currently underway. However, we anticipate additional value when the genome is fully annotated.  Annotation will result in gene mining, curation, search, and viewing tools to allow the extraction of useful information from the C1 genome sequence.  In addition to identifying further commercial targets, this annotated searchable genomic sequence will serve as a blueprint for the C1 host strain and will facilitate further development of C1 based technology as a platform for discovery and production of a variety of proteins, including high-value therapeutics. The annotated genome will allow identification of key metabolic functions that influence expression of genes, and further will facilitate the use of advanced genetic technologies, e.g. microarrays, to monitor and eventually modify and modulate these functions for optimizing host strain development and expression optimization in those hosts. Based on the Company’s favorable results derived from the outsourcing of the C1 sequencing project, we are currently engaged in discussions for C1 sequence annotation with third parties.

Sales & Marketing Strategy - Enzymes

One of our top priorities for 2005 is to sharply expand the introduction of our pulp and paper enzyme products to that industry. While we believe these products offer an exceptional value proposition for this industry, we made a strategic decision to approach the penetration of this market with an acute sensitivity to the fact that our target customer decision-makers are responsible for physical plants costing, in many instances, several hundred million dollars or more, and are accustomed to dealing with highly technical sales teams with strong support competencies, following long-term trials of new products. Accordingly, we set about to recruit and assemble a team of seasoned sales and marketing executives and technical salesmen with extensive pulp & paper industry experience and contacts in promoting and maintaining sales relationships involving substantial on-going sales and technical servicing. Thus far in 2005, we have successfully recruited a Vice President of Sales & Marketing - Enzymes, a Vice President - Pulp & Paper, and 6 technical sales representatives whom we believe fit this description as well as additional technical sales representatives in our Asian subsidiary. The addition of the sales and marketing personnel occurred throughout the third quarter, and accordingly, we do not expect to see sales results from these additions until mid-2006. During the rest of 2005 and into 2006 we intend to expand our pulp and paper sales and marketing infrastructure, as we work to capture both an increasing number of new customer trials and convert existing and new customer trials into significant and sustained levels of pulp and paper product sales. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry and potential enzyme products for the pulp and paper industry currently in our research and development pipeline to be in excess of $1.0 billion.

We have also begun to focus efforts in other industries and expect to pursue these other industries, such as food and animal feed, either on our own, or possibly in a collaborative effort with a third party. However, we continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. Although we anticipate increased sales in industrial enzyme industries other than textiles, we have not generated sufficient sales activity on which to base projections about the sales levels for the rest of 2005 and beyond.

20 of 30

Results of Operations for the Three-Months Ended September 30, 2005 Compared to the Three-Months Ended September 30, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended September 30, 2005 to the three-months ended September 30, 2004 (in thousands):

	Three-Months Ended September 30,
(In thousands)	2005	2004	Increase (Decrease)
Net sales	$4,140	$4,513	$(373)
Cost of goods sold	3,318	3,497	(179)
Gross profit	822	1,016	(194)

Operating expenses:
Research and development	1,067	975	92
Selling, general and administrative	2,175	1,227	948
Total operating expenses	3,242	2,202	1,040

Loss from operations	(2,420)	(1,186)	(1,234)

Other income (expense):
Interest expense	(177)	(123)	(54)
Investment income, net	109	1	108
Minority interest	(25)	(21)	(4)
Foreign currency exchange gain (loss), net	(9)	79	(88)
Other income, net	5	7	(2)
Total other expense	(97)	(57)	(40)
Loss before income taxes	(2,517)	(1,243)	(1,274)
Provision for income taxes	15	28	(13)
Net loss	$(2,532)	$(1,271)	$(1,261)

21 of 30

Net Sales

For the three-months ended September 30, 2005, we generated net sales of approximately $4,140,000, compared to net sales of approximately $4,513,000 for the comparable period ended September 30, 2004, a decrease of approximately $373,000. This decline in net sales reflects both the continued margin pressure in the textile industry and aggressive pricing by competitors which has created a strong downward pressure on pricing as well as the continued, although decreasing concentration of the Company’s sales to the textiles market (68% and 79% for the three-month periods ended September 30, 2005 and 2004, respectively). Net sales also continue to be adversely affected by the negative residual effects on the Company’s competitive position in its markets resulting primarily from the Company’s inability, between 2003 and most of 2004, to fund working capital, staffing expansion, product registrations and product development needs, when the Company chose to instead expend its very limited resources on extending its C1 Host Technology platform. The Company is endeavoring to transition its revenue base from the lower margin textile enzymes to higher margin areas such as enzymes for the pulp and paper, food and animal feed industries, and has begun to achieve slight growth in these other enzyme industries, increasing net sales in these industries by 39% over sales for the three-months ended September 30, 2004 (or 32% of net sales versus 21%).

To what degree our net sales from the textiles market will continue to decline in the future will depend not only on that market’s dynamics, but also on the extent to which pricing pressure created by our competitors continues, on our success in developing new products and our ability to lower our production costs.  We believe our revenues will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper, food and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made and continue to make substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts and in advancing our C1 Host technology and other technologies. We continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify, the initial effects of which are beginning to be seen in the second and third quarters of 2005. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

The following table reflects the Company’s net sales by industry for the three-month periods ended September 30, 2005 and 2004:

	Three-Months Ended September 30,
	2005	%	2004	%	Increase/(Decrease)
Textile*	$2,795,000	68%	$3,566,000	79%	$(771,000)
Animal Feed*	354,000	8%	236,000	5%	118,000
Pulp & Paper*	522,000	13%	371,000	8%	151,000
Others (5 industries)*	469,000	11%	340,000	8%	129,000
Bioscience	--	0%	--	0%	--
	$4,140,000	100%	$4,513,000	100%	$(373,000)
* Industrial Enzyme Industries

Cost of Goods Sold

For the three-months ended September 30, 2005, cost of goods sold was approximately $3,318,000, or 80% of net sales, as compared to approximately $3,497,000, or 77% of net sales for the three-months ended September 30, 2004.
The Company transacts a significant amount of its business in foreign currency. The effect of changes in foreign currency rates and the resultant effect on the cost of inventory and certain contract manufacturing costs denominated in Euros have and may significantly impact the ultimate cost incurred by the Company in the future.

22 of 30

Research and Development

For the three-months ended September 30, 2005, research and development expenses, or R&D, were approximately $1,067,000, or 26% of net sales, as compared to approximately $975,000, or 22% of net sales for the three-months ended September 30, 2004, representing an increase of approximately $92,000. To assist in the development of our core technologies, and on new product and technology development, in an effort to ultimately increase revenues and profit margins and to also create additional business opportunities, we hired a project manager, outside contract labor and scientific consultants which contributed to this increase.

Selling, General and Administrative Expenses

For the three-months ended September 30, 2005, selling, general and administrative expenses were approximately $2,175,000, or 53% of net sales, compared to approximately $1,227,000, or 27% of net sales for the three-months ended September 30, 2004, representing an increase of approximately $948,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $474,000 due to the addition of eleven employees in 2005 (three in the finance department, including a Chief Financial Officer, and eight in sales and marketing, including a Vice President - Pulp and Paper), additional contract labor as well as additional technical sales representatives in our Asian subsidiary. These additions are a part of the substantial investments both in personnel and other initiatives we have made since November 2004 to expand our sales, marketing and product development efforts, as well as to staff the Company with the personnel necessary to operate as a public company. Increased professional fees of approximately $266,000 related to accounting, legal and other service related expenses to maintain a public company status and increased travel and entertainment costs of approximately $65,000 due to the additions to the sales force are also factors that contributed to the increase in selling, general and administrative expenses.

Other Income (Expense)

 Interest Expense

      For the three-months ended September 30, 2005, interest expense was approximately $177,000 as compared to approximately $123,000 for the three-months ended September 30, 2004, representing an increase of approximately $54,000. This increase was due primarily to the amortization of beneficial conversion features of approximately $93,000, as described below. Partially offsetting this $93,000 increase is a decrease in interest expense of approximately $27,000, which relates to a $1,225,000 note payable to the Mark A. Emalfarb Trust that was cancelled in exchange for 367,868 Investment Units in November 2004. The exchange was effected at a price of $3.33 per share, which was the offering price in the Company’s October Offering.

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

Investment Income, Net

      For the three-months ended September 30, 2005, income from investments was approximately $109,000. There were no investments held during the three-months ended September 30, 2004. The net proceeds from the private placement offering completed in early November 2004, were invested in money market funds during the three-months ended September 30, 2005.

 Foreign Currency Exchange Gains (Losses), Net

For the three-months ended September 30, 2005, the Company incurred a net foreign currency exchange loss of approximately $9,000 as compared to a net gain of approximately $79,000 for the three-months ended September 30, 2004. The $88,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

23 of 30

Results of Operations for the Nine-Months Ended September 30, 2005 Compared to the Nine-Months Ended September 30, 2004

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the nine-months ended September 30, 2005 to the nine-months ended September 30, 2004 (in thousands):

	Nine-Months Ended September 30,
(In thousands)	2005	2004	Increase (Decrease)
Net sales	$11,863	$12,944	$(1,081)
Cost of goods sold	9,514	9,819	(305)
Gross profit	2,349	3,125	(776)

Operating expenses:
Research and development	3,759	2,683	1,076
Selling, general and administrative	6,079	3,280	2,799
Total operating expenses	9,838	5,963	3,875

Loss from operations	(7,489)	(2,838)	(4,651)

Other income (expense):
Interest expense	(527)	(347)	(180)
Investment income, net	132	3	129
Minority interest	(35)	(67)	32
Foreign currency exchange gain (loss), net	27	(56)	83
Other (expense) income, net	2	18	(16)
Total other expense	(401)	(449)	48
Loss before income taxes	(7,890)	(3,287)	(4,603)
Provision for income taxes	43	86	(43)
Net loss	$(7,933)	$(3,373)	$(4,560)

24 of 30

Net Sales

For the nine-months ended September 30, 2005, we generated net sales of approximately $11,863,000, compared to net sales of approximately $12,944,000 for the comparable period ended September 30, 2004, a decrease of approximately $1,081,000. This decline in net sales reflects both the continued margin pressure in the textile industry and aggressive pricing by competitors which has created a strong downward pressure on pricing as well as the continued, although decreasing concentration of the Company’s sales to the textiles market (73% and 80% for the nine-month periods ended September 30, 2005 and 2004, respectively). Net sales also continue to be adversely affected by the negative residual effects on the Company’s competitive position in its markets resulting primarily from the Company’s inability, between 2003 and most of 2004, to fund working capital, staffing expansion, product registrations and product development needs, when the Company chose to instead expend its very limited resources on extending its C1 Host Technology platform. The Company is endeavoring to transition its revenue base from the lower margin textile enzymes to higher margin areas such as enzymes for the pulp and paper, food and animal feed industries, and despite a decrease in the first quarter of 2005, has begun to achieve slight growth in these other enzyme industries, increasing net sales in these industries during the second and third quarters, for an increase in net sales of 19% in these industries over sales for the nine-months ended September 30, 2004 (or 27% of net sales versus 20%).

To what degree our net sales from the textiles market will continue to decline in the future will depend not only on that market’s dynamics, but also on the extent to which pricing pressure created by our competitors continues, on our success in developing new products and our ability to lower our production costs.  We believe our revenues will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper, food and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made and continue to make substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts and in advancing our C1 host technology and other technologies. We continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

The following table reflects the Company’s net sales by industry for the nine-month periods ended September 30, 2005 and 2004:

	Nine-Months Ended September 30,
	2005	%	2004	%	Increase/(Decrease)
Textile*	$8,622,000	73%	$10,313,000	80%	$(1,691,000)
Animal Feed*	904,000	8%	851,000	7%	53,000
Pulp & Paper*	1,286,000	11%	848,000	6%	438,000
Others (5 industries)*	976,000	8%	932,000	7%	44,000
Bioscience	75,000	--%	--	0%	75,000
	$11,863,000	100%	$12,944,000	100%	$(1,081,000)
*Industrial Enzyme Industries

Cost of Goods Sold

For the nine-months ended September 30, 2005, cost of goods sold was approximately $9,514,000, or 80% of net sales, as compared to approximately $9,819,000, or 76% of net sales for the nine-months ended September 30, 2004. The increase in cost of goods sold as a percentage of sales is due primarily to an increase in the inventory allowance, of approximately $337,000 or 2.8% of net sales. Due to the decrease in textile industry net sales, the Company has recorded a reserve for slow moving inventory items related to that industry.

The Company transacts a significant amount of its business in foreign currency. The effect of changes in foreign currency rates and the resultant effect on the cost of inventory and certain contract manufacturing costs denominated in Euros have and may significantly impact the ultimate cost incurred by the Company in the future.

25 of 30

Research and Development

For the nine-months ended September 30, 2005, research and development expenses, or R&D, were approximately $3,759,000, or 32% of net sales, as compared to approximately $2,683,000, or 21% of net sales for the nine-months ended September 30, 2004, representing an increase of approximately $1,076,000. Approximately $63,000 of this increase is due to additional patent fees related to newly granted patents and approximately $59,000 is for the addition of several key members to our Scientific Advisory Board. R&D activity was constrained in 2004 by our lack of adequate capital resources. With our success in raising additional capital in 2004, we have substantially increased our spending for R&D personnel and projects in 2005, both on the further development of our core technologies, and on new product and technology development, in an effort to ultimately increase revenues and profit margins and to also create additional business opportunities. To assist in this development, we hired a project manager, outside contract labor and scientific consultants, which resulted in additional expense for the 2005 period of approximately $354,000 for labor and R&D supplies. Also, in February 2005, we initiated a genomic sequencing project with Agencourt Bioscience to sequence our C1 host organism. The first phase of the C1 sequencing project was completed ahead of schedule, in the second quarter of 2005. With the completion of phase one, we were able to identify several novel commercially useful genes and, upon completion of the project, we expect to be able to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp and paper, animal feed, and food.

Selling, General and Administrative Expenses

For the nine-months ended September 30, 2005, selling, general and administrative expenses were approximately $6,079,000, or 51% of net sales, compared to approximately $3,280,000, or 25% of net sales for the nine-months ended September 30, 2004, representing an increase of approximately $2,799,000. This increase is attributable to several factors, including an increase in salaries and wages (including recruitment fees) of approximately $1,221,000 due to the addition of eleven employees (three in the finance department, including a Chief Financial Officer, and eight in sales and marketing, including a Vice President - Pulp and Paper), additional contract labor as well as additional technical sales representatives in our Asian subsidiary. These additions are a part of the substantial investments both in personnel and other initiatives we have made since November 2004 to expand our sales, marketing and product development efforts, as well as to staff the Company with the personnel necessary to operate as a public company. To this end, we have formed a Board of Directors, four out of five of whom are independent, and each of whom has led a distinguished career, offering relevant expertise to help guide the Company. Increased professional fees of approximately $1,200,000 related to accounting, legal and other service related expenses to assist the Company in its transition to a public company as well as maintain that status, and increased travel and entertainment costs of approximately $127,000 due to the additions to the sales force are also factors that contributed to the increase in selling, general and administrative expenses.

Other Income (Expense)

 Interest Expense

      For the nine-months ended September 30, 2005, interest expense was approximately $527,000 as compared to approximately $347,000 for the nine-months ended September 30, 2004, representing an increase of approximately $180,000. This increase was due primarily to the amortization of beneficial conversion features of approximately $278,000, as described below. Partially offsetting this $278,000 increase is a decrease in interest expense of approximately $83,000, which relates to a $1,225,000 note payable to the Mark A. Emalfarb Trust that was cancelled in exchange for 367,868 Investment Units in November 2004. The exchange was effected at a price of $3.33 per share, which was the offering price in the Company’s October Offering.

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

Investment Income, Net

      For the nine-months ended September 30, 2005, income from investments was approximately $132,000. There were no investments held during the nine-months ended September 30, 2004 and any cash on hand was invested in money market funds. The net proceeds from the private placement offering completed in early November 2004, were invested in money market funds as of December 31, 2004. During the three-months ended March 31, 2005, all remaining proceeds were placed in short-term investments, which were subsequently sold, resulting in a net investment loss of approximately $72,000, and then reinvested in money market funds during the second and third quarters 2005, resulting in net investment income of approximately $204,000, the net effect being a $132,000 gain.

26 of 30

Foreign Currency Exchange Gains (Losses), Net

For the nine-months ended September 30, 2005, the Company incurred net foreign currency exchange gains of approximately $27,000 as compared to losses of approximately $56,000 for the nine-months ended September 30, 2004. The $83,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

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

In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum (the “October Offering”) dated October 2004, the Company sold 7,629,204 Investment Units, realizing gross proceeds of approximately $25,405,000. An Investment Unit consists of one share of the Company's common stock and one five-year callable warrant to purchase one share of the Company's common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase the Company's common stock were issued to participants in the October Offering. Concurrently, the Company issued 711,050 warrants to purchase the Company's common stock at $5.50 per share to participants in the Offering completed in July 2004, as well as 247,730 warrants to purchase the Company's common stock at $5.50 per share and 495,460 warrants to purchase the Company's common stock at $3.33 per share, both to placement agents in the October Offering.

Ancillary to the Merger and October Offering, in November 2004, an additional 367,868 Investment Units were sold to Mark A. Emalfarb through the Mark A. Emalfarb Trust in exchange for the cancellation of the Company's note payable to the Mark A. Emalfarb Trust with a balance of $1,225,000. The exchange was effected at a price of $3.33 per share, which was the offering price in the Company’s October Offering.

Concurrent with the Company’s completion of the Merger and the equity issuance transactions described above, a warrant to purchase 1.5 million shares of the Company's common stock issued in connection with the May 2003 $3.0 million revolving note payable to the Mark A. Emalfarb Trust and the group of other Dyadic-Florida stockholders was modified to reduce the exercise price from $4.50 to $3.33 per share. Additionally, the maturity date of this Bridge Loan was extended to January 1, 2007. As a result, approximately $350,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification is being amortized to interest expense through the new maturity date. Approximately $903,000 of the proceeds from the October Offering were used to pay off the $815,000 of principal and approximately $88,000 of accrued interest for the portion of the bridge loan contributed by the group of other Dyadic-Florida shareholders.

Also concurrent with the Company’s completion of the Merger and the equity transactions described above, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 is being amortized to interest expense through the new maturity date.

Cash Flow

Operating Activities

     Net cash used in operating activities was approximately $6,250,000 and $2,820,000 for the nine-months ended September 30, 2005 and 2004, respectively, which was primarily due to the increase in net loss in 2005 of approximately $4,560,000, which was partially offset by improved working capital management.

27 of 30

Investing Activities

For the nine-months ended September 30, 2005, net cash used in investing activities was approximately $356,000 as compared to approximately $44,000 for the nine-months ended September 30, 2004, which relates to purchases of property and equipment. There are no immediate plans for large increases in capital expenditures; however, management is continually assessing such requirements concurrent with our growth. The Company made a purchase of $861,861 of land (the “Site”), which was obtained through the issuance of 300,300 shares of common stock (see Note 3 to Condensed Consolidated Financial Statements in Item 1). The Commercial Land Purchase and Sale Agreement obligates Dyadic to commence development of the Site within two (2) years following the closing date. During this two-year period, Dyadic is prohibited from re-transferring the Site to any other person other than (i) in connection with a sale of Dyadic, (ii) to an affiliate or (iii) with the approval of Dyadic's Board of Directors (a majority of its independent directors), to the Francisco Trust, the Mark A. Emalfarb Trust and/or any entity that is controlled, directly or indirectly, by Mark A. Emalfarb and/or his family members. It is not the Company’s intention to use its own funds to develop this property, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. There can be no assurance, however, that any joint venture or other arrangements will occur within the prescribed timeframe. The Company is evaluating the advantages and disadvantages of Site development relative to their impact on Dyadic’s future office and R&D needs and cash resources, and is also considering other alternatives to optimize the asset value of the Site at this time.

 Financing Activities

For the nine-months ended September 30, 2005, our net cash used in financing activities was approximately $98,000, for issuance costs related to the October 2004 private offering. During the nine-months ended September 30, 2004, net cash provided by financing activities was approximately $2,968,000. This amount is primarily due to cash received from a private placement in 2004 resulting in net proceeds of approximately $4,580,000 which was partially offset by a $1,500,000 payment for the redemption of outstanding shares of our Series A convertible preferred stock and approximately $112,000 for repayment of notes payable.

Financial Condition and Liquidity at September 30, 2005

As of September 30, 2005, stockholders' equity was approximately $17,515,000, an increase of approximately $15,098,000 over September 30, 2004. The improvement is primarily due to the equity capital we raised in July 2004 and November 2004 of approximately $28,470,000, which increased our common stock and additional paid-in-capital accounts. This increase was partially offset by the net loss incurred for the twelve month period ending on September 30, 2005 of approximately $10,640,000.

   As of September 30, 2005, we had a total of approximately $13,772,000 in cash and cash equivalents and restricted cash of approximately $35,000. Our outstanding indebtedness was approximately $3,711,000 as of September 30, 2005, and consisted of notes payable to certain stockholders and the Bridge Loan. We are committed to make annual minimum payments under our operating leases aggregating approximately $297,000 for 2005, approximately $84,000 for 2006, approximately $43,000 in 2007, approximately $39,000 in 2008, and approximately $219,000 thereafter. We also are committed to make annual minimum payments under our Polish contract manufacturing agreement of $81,000 for the remainder of 2005 and $658,000 thereafter through 2008. We have also entered into various agreements with independent third parties to conduct R&D activities on our behalf. One such agreement, entered into in July 2004, has committed a third party to provide research and development assistance valued at approximately $1.25 million. The consideration includes $250,000 in cash, which was paid upon signing the agreement, and 300,300 shares of our common stock, to be released from escrow as the shares are earned. The agreement is with one of our long-standing third party R&D vendors. Our Commercial Land Purchase and Sale Agreement obligates us to commence development of the land that we acquired within two (2) years of the closing (May 25, 2005); however, it is not the Company’s intention to use its own funds to develop this property, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. The Company is evaluating the advantages and disadvantages of Site development relative to their impact on Dyadic’s future office and R&D needs and cash resources, and is also considering other alternatives to optimize the asset value of the Site at this time. We also have employment agreements with several officers and key employees as outlined in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Funding of Future Operations

We believe that our operating losses will continue in 2005 and into 2006. In addition, our future capital requirements will be substantial. We believe that we will have sufficient capital to fund our operations and meet our obligations through year end 2006, based on current sales volumes. The rate at which we used cash to fund our operations in the first two quarters of 2005 has decreased significantly during the third quarter of 2005. This reduction is primarily due to the decrease in our ongoing costs of being a public company and from the one-time benefit of an inventory management plan, which allowed us to adjust spending and utilize our existing inventory more efficiently. Dyadic anticipates that its usage of cash to fund operations during the fourth quarter of 2005 and into 2006, will remain lower than that of the first half of 2005, however, because the effect of the inventory management plan was a one-time benefit, an increase is expected over third quarter usage. Dyadic has established a number of flexible partnerships in the areas of manufacturing and research and development, enabling us to adjust spending in those areas as necessary, to achieve the objectives of our business plan, and manage both our resources and cash utilization rate. There can be no assurance, however, that we will achieve decreased cash outflows as a result of these factors, or achieve them in the timeframe outlined. It is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements.

28 of 30

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

(b) Changes in Internal Controls

There have not been any changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

A)	Index to Exhibits
Exhibits	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1 32.2

Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (1)

Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (1)

(1)	Filed herewith.

29 of 30

SIGNATURES

 In accordance with the requirements of the Exchange Act, Dyadic International, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.
(Registrant)

Date: November 14, 2005	By: /s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer

Date: November 14, 2005	By: /s/ Wayne Moor
Wayne Moor
Chief Financial Officer

30 of 30