Form 10KSB
period 2005-12-31
DYADIC INTERNATIONAL INC
filed 2006-03-29
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
{x} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

{ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from_______ to _______

      Commission file number 333-102629
Dyadic International, Inc.
(Name of small business issuer in its charter)

Delaware	45-0486747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Intracoastal Pointe Drive, Suite 404 Jupiter, Florida	33477
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (561) 743-8333

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value per share	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. { }

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes { } No { X}

State issuer’s revenues for its most recent fiscal year: $15,882,969

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 24, 2006 the aggregate market value held by non-affiliates was approximately $39,583,000.

As of March 24, 2006, there were 22,712,965 shares of registrant’s common stock outstanding, par value $.001 (including 274,796 shares held in escrow).

The information called for by Part III, Items 9, 10, 11, 12 and 14 is incorporated by reference to the definitive proxy statement for the 2006 annual meeting of stockholders of the registrant to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

Transitional Small Business Disclosure Format (Check One): Yes { }; No {X}

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “project”, “plan”, “shall”, “should”, and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from those that may be expressed or implied by such statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company’s forward-looking statements include (i) assumptions or cautionary factors discussed in connection with a particular forward-looking statement or elsewhere in this Form 10-KSB, including the section titled “Description of Business - Risk Factors That May Affect Future Results.”, or (ii) cautionary factors set forth in subsequent filings of the Company made from time to time with the Securities and Exchange Commission. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these and other factors. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

The term “the Company”, “Dyadic”, “we”, “us” or “our” refers to Dyadic International, Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

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

ITEM 1. DESCRIPTION OF BUSINESS

The Company

Dyadic International, Inc. (the Company or Dyadic), based in Jupiter, Florida, with operations in the United States of America, Hong Kong and mainland China, Poland and The Netherlands, is a developer and distributor of specialty enzymes and related products for sale to the textile, food, animal feed, starch, pulp and paper and other industries. The Company is focused on functional proteomics through the discovery, development and manufacturing of novel products, including enzymes and proteins, derived from the genes of complex living organisms (including humans) found in the earth's biodiversity. Using its patented and other proprietary platform technologies for gene discovery and gene expression, Dyadic is developing additional biological products (e.g. proteins, enzymes, polypeptides and small molecules) for use by itself and for applications in large segments of the agricultural, energy, industrial, chemical and pharmaceutical industries.

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

In connection with the Merger, we disposed of our then sole operating subsidiary, Custom Craft Packaging, Inc., which was engaged in the packaging business, in a sale of all of the shares of that subsidiary to its founder; all of the then officers and directors of the Company resigned from their positions and were replaced with Dyadic-Florida's officers and directors; and Dyadic-Florida became our sole operating subsidiary. For accounting purposes, the Merger was accounted for in a manner identical to a reverse acquisition of the Company by Dyadic-Florida, except that no goodwill or other intangible assets have been recorded. Accordingly, Dyadic-Florida was deemed to be the accounting acquirer of the Company because the former stockholders of Dyadic-Florida became the owners of a majority of the Company’s issued and outstanding shares of common stock after the Merger, inclusive of shares of  common stock issued in the initial closing of the private placement of the Company’s securities on the same date as the Merger. For reporting purposes, the transaction is equivalent to the issuance of stock by Dyadic-Florida for the net monetary assets of the Company, which after the transactions effected on October 29, 2004 were nil, accompanied by a recapitalization.

General

        We are a biotechnology company engaged in the development, manufacture and sale of enzymes, other proteins, peptides and other biomolecules derived from genes, and the collaborative licensing of our enabling patented and other proprietary technologies. We use our patented and other proprietary technologies to develop and manufacture biological products, and intend to collaboratively license them for research, development and manufacturing of biological products, for two categories of applications:

•	enzymes and other biological products for a variety of industrial and commercial applications, which we refer to as our Enzyme Business; and

•
human therapeutic proteins for use by pharmaceutical and biotechnology companies in pre-clinical and clinical drug development applications and commercialization following drug approval, which we refer to as our BioSciences Business.

As more and more industries come to appreciate the financial efficiency, environmental and other advantages of applying biological solutions such as enzymes to their manufacturing processes in lieu of chemicals and other legacy materials, we expect many new market opportunities to emerge for our proprietary technologies (e.g. cellulosic ethanol for the alternative fuel market).

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

Using the C1 Expression System, as well as other biological systems, our Enzyme Business develops and produces commercial quantities of enzymes for sale to textile, pulp and paper, food, animal feed, chemical, agricultural, and other industries. These industries, in turn, use our products to enhance their own products or to improve production efficiency. We currently sell more than 45 liquid and dry enzyme products to more than 200 industrial customers in approximately 50 countries.

We believe, however, even larger market opportunities will exist for our C1 Expression System when the technology is fully developed. For example, we have invested heavily over the past decade in R&D for cellulases, xylanases and other hemicellulases for a wide variety of applications. Some of these enzymes, as well as others in the R&D pipeline may be applicable to convert agricultural waste products (lignocellulosic substrates) into fermentable sugars, which in turn can be used to produce ethanol and other chemicals that have historically been petroleum-derived. We have a stable of fungal strains from which we have identified and characterized a number of these activities. We believe that the combination of these R&D efforts and our C1 Host Technology position us to address opportunities in the alternative fuel market, and intend to begin to make plans to enter this market.

We also believe our C1 Expression System can be successfully harnessed to help solve the protein expression problem confronting the global drug industry - the difficulty, despite enormous historic investment, of cost-effectively and expeditiously harnessing existing genomic knowledge to develop new specialized biological products, or therapeutic proteins. For the past six years, we have been developing our C1 Expression System to serve the drug industry in the discovery, development and production of human therapeutic proteins, with our primary focus on enabling pharmaceutical and biotechnology companies to not only successfully carry on the development of drugs from their gene discoveries, but also to manufacture those drugs at economically viable costs. Within therapeutic proteins, the production of antibodies is an area of special focus for us in view of the large number of antibodies in pharmaceutical companies’ research and development (“R&D”) pipelines for which a reliable and cost-effective production process is required.

Although this reprogramming of the C1 host is targeted at improving the production of biopharmaceuticals from human genes (which remains a significant focus of our commercialization strategy for the C1 Expression System), one side benefit of this core technology development program will be to further improve the capabilities of this unique fungus to make even larger quantities of proteins associated with genes from diverse living organisms, such as fungi other than C1, yeast, bacteria, algae and plants. This will help us generate revenues in the shorter term by cost-effective production of proteins and enzymes of commercial interest to potential business partners in sectors such as, agriculture, food and animal feed. We continue to mine the C1 genome and have identified a number of enzymes that have the potential to become new products for several industries, such as pulp and paper, energy, food and animal feed. Still in the development stage, we refer to these activities as our BioSciences Business. These activities have generated $150,000 in sales in 2005 and no sales in 2004.

We have also been developing the screening potential of our C1 Host Technology for gene discovery and the identification of protein variants resulting from modifications to their genes, which we refer to as our C1 Screening System. These efforts included our purchase of state-of-the-art robotics equipment and a since terminated collaborative partnership with a Netherlands-based scientific organization, TNO Quality of Life (f/k/a TNO Nutrition and Food Research Institute), and the establishment of a wholly-owned subsidiary, Dyadic Nederland BV, which has engaged in, and partially completed, the development of a fully-automated fungal high throughput screening system, or HTS system for which we are seeking new collaboration partners to help us complete. We believe that if our BioSciences Business' application of our C1 Expression System and our C1 Screening System can each be perfected, we will be able to offer a potentially unique end-to-end solution for drug companies: a single host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development that would greatly increase drug development efficiency, economy and speed to market. By the same reasoning, we believe that the C1 Host Technology is expected to benefit the development of industrial or specialty enzyme products by allowing discovery, improvement, development and large-scale manufacturing in a single host organism, which should result in shorter inception-to-commercialization time and greater probability of success.

Currently, we own 3 issued U.S. patents, 24 issued International patents and 51 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

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

Between April and July 31, 2004, we raised common equity capital of approximately $4,735,000, prior to expenses of approximately $118,000, through a private placement. Between October 1 and November 4, 2004, we raised additional common equity capital of approximately $25,400,000, prior to estimated expenses of approximately $2,700,000, in a private placement we conducted companion to the merger of our wholly-owned subsidiary into Dyadic-Florida, in which its shareholders received shares of our stock representing a majority of our outstanding shares.

During 2005, we focused our efforts on, among other things, expanding the introduction of our pulp and paper enzyme products to that industry. We have assembled a team of seasoned sales and marketing executives and technical salesmen with extensive pulp and paper industry experience and contacts in promoting and maintaining sales relationships involving substantial on-going sales and technical servicing. During 2005, we successfully recruited a Vice President of Sales & Marketing - Enzymes, a Vice President - Pulp & Paper, and 6 technical sales representatives whom we believe fit this description, as well as additional technical sales representatives for our Asian subsidiary. The addition of the sales and marketing personnel occurred throughout the third quarter, and accordingly, we do not expect to see sales results from these additions until mid-2006 or later. In 2006, we intend to capture both an increasing number of new customer trials and convert existing and new customer trials into significant and sustained levels of pulp and paper product sales. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry to be in excess of $1.0 billion.

       We have also focused some of our efforts on other industries and expect to pursue these other industries, such as food and animal feed in a possible collaborative effort with a third party. To assist us in our endeavors in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry, who is expected to begin in April 2006. Historically, we have sold in this industry without a sales support staff dedicated to this market and it is our expectation that this addition will increase our sales in the animal feed market in the latter part of 2006. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate. However, we continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain our market share in this segment.

We have invested heavily over the past decade in R&D for cellulases, xylanases and other hemicellulases for a wide variety of applications. Some of these enzymes, as well as others in our R&D pipeline may be applicable to convert agricultural waste products (lignocellulosic substrates) into fermentable sugars, which in turn can be used to produce ethanol and other chemicals that have historically been petroleum-derived. We believe we have a stable of fungal strains from which we have identified and characterized a number of these activities. Accordingly, we believe our C1 Host Technology, coupled with our R&D efforts may provide a solid foundation to address energy problems more effectively and economically. Collectively, we believe we have resources with significant expertise in this area, including our Scientific Board members, our strategic collaborations with leading scientific organizations such as Moscow State University and the Russian Academy of Sciences as well as our employees, including the addition of a Chief Scientific Officer in March of 2006.

In 2006, we plan to shift some of our focus to energy market opportunities and the need for alternative fuels such as cellulosic ethanol. We believe that this may be a significant market opportunity for us as a technology provider; however, there is no guarantee that our efforts in this area will ultimately produce sales.

We derive almost all of our sales from the conduct of our Enzyme Business, and have thus far generated only nominal sales from our conduct of our BioSciences Business. We have an accumulated deficit at December 31, 2005 of approximately $34,008,000. Those losses resulted primarily from expenses associated with research and development activities and general and administrative expenses. To become profitable, we must continue to grow our Enzyme Business (see Sales & Marketing Strategy below), and generate income from the conduct of our BioSciences Business, either directly or through potential future license agreements and collaborative partnerships with drug companies.

 Our Future

Despite our Enzyme Business' history of revenue generation and growth, the combination of its reliance upon the expansion of the capabilities of our C1 Expression System, our other proprietary technologies and the early-stage, developmental nature of our BioSciences Business require that we be characterized as an early-stage company. Our conduct of the BioSciences Business is subject to the risks customarily attending the operations of any early-stage company, including the development of new technologies and products, the assembly and development of production and R&D capabilities, the construction of channels of distribution and the management of growth. We expect to continue to spend significant amounts to fund R&D and enhance our core technologies. As a result, we expect to have significant future capital requirements and continue to incur significant losses as we develop the C1

Expression System, complete development of the C1 Screening System, and build other required infrastructure to exploit our C1 Host Technology, our C1 Expression System and our C1 Screening System in order to develop new products from the C1 genome and other genes from foreign origins.

Dyadic’s future plans are to leverage its patented, proprietary, and developing technologies and its stable of industrial enzyme-producing microorganisms to develop novel, improved, and cost-effective products for diverse and emerging industries. It is our intent to move aggressively into markets such as pulp and paper, cellulosic ethanol, animal feed, and pharmaceuticals while maintaining a strong market position in textile enzymes. We believe that when our technology and business development are fully mature, our differentiating advantages will be:

•	The ability to provide end to end solutions for product discovery through product manufacturing;
•	The ability to produce certain products that cannot be produced or are difficult to produce using other expression technologies; and
•	The ability to produce those products at commercial volumes in an economically viable manner.

Dyadic intends to accomplish this by leveraging its C1 Host Technologies and its attendant genomic technologies and by building on its existing business, technical, and marketing infrastructures. Dyadic’s future growth is envisioned to come about by identifying new market opportunities and the technology to bring to those opportunities to market both for ourselves and in strategic business collaborations.

We expect to generate revenues from these efforts by: (i) selling products, whether developed internally or for collaborators, through our own distribution channels; (ii) expanding those distribution channels; (iii) collecting R&D revenues from third parties; (iv) entering into collaborative joint ventures, profit sharing arrangements, or partnerships; (v) spinning off new commercial entities utilizing our technologies; (vi) technology access fees, milestone payments, and royalties; and (vii) grants from United States government or other agencies.

Our BioSciences Business has not achieved, and may never achieve, significant sales or profitability. See "Liquidity and Capital Resources" in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our expected cash resources to fund our operations through the end of 2006. There can be no assurance that our efforts with regard to these objectives will be successful.

As noted above, between October 1, 2004 and November 4, 2004, we raised additional common equity capital of approximately $22,700,000 net of issuance costs of approximately $2,700,000, in a private placement. We believe that we have sufficient working capital to fund our operations and meet our obligations through the end of 2006. If we are unable to fund these requirements, our business, results of operations and financial condition will be materially adversely affected.

Our Markets

Enzymes

Industrial manufacturers and the agricultural and food sectors have long used biological products, such as proteins, enzymes, peptides and other bio-molecules, to enhance the functionality or durability of their products and to improve production yields and efficiency. As examples:

•	the textile industry uses enzymes to soften and fade denim, as well as to prevent pilling and improve smoothness, softness and color brightness of cotton and other cellulosic fabrics;

•
pulp and paper manufacturers use specialty enzymes as substitutes for harsh chemicals and other additives in bleaching and de-inking to improve whiteness, brightness and fiber strength, to increase production rates and to decrease wastewater treatment burdens;

•	agricultural companies use biological products to increase and enhance crop traits and yields and to encourage disease resistance;

•	animal feed producers use biological products to improve the nutritional value of animal feeds and to improve production efficiency; and

•	other industries, including energy, starch processing, cosmetics, detergents, flavorings and bio-fuels, also use enzyme products for a wide variety of applications.

        It is our understanding that the current potential market for biological products in the industrial, chemical and agricultural sectors exceeds $100 billion. We are also aware of estimates of the size of the industrial enzyme market of between $2.0 and $3.6 billion.

       We believe, however, market opportunities for our proprietary technologies will continue to grow, and that we will be able to leverage our existing and future R&D and our C1 Host Technology to these opportunities. For example, we have, for a number of years, engaged in extensive R&D in various cellulase areas that we believe can be applied to the ethanol-based alternative fuel market, where the production of ethanol from fermentable sugars derived from corn stover, wheat straw, sugar cane bagasse and other biomass may be produced with enzyme products we believe we can develop.

BioSciences

Pharmaceutical companies have also taken note of the emerging importance of cost-effective, enabling production of therapeutic proteins in the drug R&D process. Drug development is an expensive, time-consuming and risky process. Burrill & Co. and the Pharmaceutical Research and Manufacturing Association estimate that biopharmaceutical companies spent approximately $49.3 billion on R&D in 2005. Of the potentially hundreds of thousands of compounds screened in a drug discovery program, less than 1 in 1,000 will become new drug candidates and only about 20% of these will complete human clinical trials and receive regulatory approval. Only about 30% of drugs that are commercialized ever recover their development costs. Pharmaceutical and biotechnology companies have realized that to stay competitive and meet their goals for growth, they will have to increase significantly the number of new drugs introduced each year and employ new, sophisticated biotechnologies to increase the probability of success in R&D. Because government agencies rigidly define and highly regulate the pre-clinical and clinical trial phases of the development of new drugs, drug companies can impose little control over the costs of these phases. As a result, drug companies are increasing their focus on the drug discovery stage to enhance productivity and reduce costs.

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

•
Most biological processes in the human body are carried out by proteins. Therefore, a significant amount of current R&D activity is focused on finding therapeutic proteins which could be cures for various human diseases. This has resulted in approximately 500 therapeutic proteins, or biopharmaceuticals, currently under active development.

•	With the complete sequence of the human genome now available, many new human genes have been identified, and based on this knowledge companies are finding new promising drug targets.

•	Due to the shorter path to drug development for biopharmaceuticals as compared to small molecules, pharmaceutical companies are now more focused on biopharmaceuticals than before.

•
With many large biopharmaceutical proteins and the manufacturing processes for producing them losing patent protection, drug companies are developing modified versions of these molecules using alternative, more efficient production hosts.

It is our understanding that roughly one-third of the nearly 500 therapeutic proteins under active development could be targets for expression in a suitable host production organism. We also believe that number is likely to increase significantly as new biopharmaceuticals are added to the pipeline of drug companies every year. However, while many potential products are being developed, it is not clear how they will be produced, often due to the drug companies' inability to find a suitable host to produce the target protein recombinantly for animal and human testing and/or commercial launch at a viable cost. We believe that many pharmaceutical research programs at these companies have been put on hold or canceled due to these problems.

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

Alternative Technologies

          Proteins are made by "translating" or "expressing" genes. Genes are the basic units of heredity and are found in DNA, a fundamental molecule found in the cells of all living organisms. DNA consists of a code of instructions by which each gene encodes a specific protein. These proteins are the functional molecules that control the processes of living cells. The tremendously large number of different proteins and protein combinations accounts for the extraordinary biodiversity of living things in the world. Some of these proteins have properties or characteristics which offer great functional and commercial utility. For example, one class of protein - enzymes - can be used to catalyze reactions that are difficult to perform using traditional chemistry and/or employ much milder and less energy-intense conditions. Enzymes can be used in various industrial processes to replace harsh chemicals and save energy, in foods and feeds to improve their nutritional quality, and to generate fuels from renewable resources such as converting agricultural lignocellulosic waste matters into fermentable sugars, which can be further converted into ethanol. Other types of proteins can be used as therapeutic drugs to improve the health of patients afflicted with debilitating conditions, such as, for example, insulin for diabetics. It is this diversity of properties that cause proteins, enzymes and other biomaterials to have such great potential to impact our lives.

              Traditional methods of discovering proteins do not utilize a DNA-based approach, but are accomplished by screening biological extracts or culturing microorganisms for the activity of interest. Once a biological activity of interest is identified, purification is performed and the relevant protein is isolated. This process is followed by the difficult and time-consuming task of determining the biochemical properties of the molecule, which requires producing sufficientquantities of the molecule by generating and purifying a sample in the laboratory. Because relatively few proteins have been successfully produced in the laboratory, only a small fraction of the billions of different proteins and their corresponding genes have been classified, or characterized. Among the reasons for this modest number of characterized proteins are the generally small quantities produced in native organisms and tissues, the difficulty of isolating and purifying these small quantities, and the difficulty in obtaining organisms that produce large amounts of proteins of interest. In consequence, the universe of potentially useful biomaterials derived from the world's biodiversity remains largely untapped.

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

        Through the application of recombinant DNA molecular methodology, scientists can now insert genes from one organism into another and direct the production of a desired bio-molecule encoded by the gene. Once a desired gene is found and optimized, commercial production requires the insertion of the gene into a production system, or host production organism, such as our patented C1 fungal Expression System, that has been adapted to express the gene and produce proteins from that gene. However, genes encoding unique bio-molecules may not be able to be expressed and commercially produced in traditional systems. Not all genes are able to be processed efficiently in all organisms, including our C1 System; therefore it is necessary to determine what expressions system should be used for commercial production as early as possible in the R&D process.

        At an enormous cost, drug companies have attempted to use a number of different protein discovery and expression systems to assist with drug discovery, each of which, we believe, suffers from significant limitations.

            Bacterial Expression Systems: Bacterial expression systems cannot express many of the native genes from eukaryotic sources. Eukaryotes consist of larger cells from higher order organisms and contain linear DNA strands associated with proteins to form true chromosomes. Bacteria are unable to appropriately process introns, the portions of eukaryotic genetic sequences not involved in coding for protein. In addition, bacteria are unable to perform glycosylation - the process of attaching sugar molecules in the correct arrangement as required to translate many eukaryotic genes into functional, active proteins.

            Yeast Expression Systems: Yeast systems are not able to express many native eukaryotic genes as effectively as filamentous fungal systems due to hyperglycosylation and ineffective intron processing.

            Filamentous Fungal Expression Systems: Most fungi have the capability of expressing and secreting higher levels of protein per unit volume in fermentors than either bacteria or yeast, but yields are still low without significant development work on the host. In addition, these systems also have glycosylation issues similar to those in yeast, and their high viscosity can make commercial scale-up difficult. Moreover, most fungi are cultivated at acidic conditions, which can lead to instability of some human proteins, as these conditions are not the normal physiological conditions under which those proteins are stable. The biological properties of commercial fungal expression systems also typically result in dense mats of fibers and highly viscous cultures that are difficult to work with, especially in the small volumes required for high throughput screening. In industrial fermentations, the agitation necessary to adequately mix and aerate viscous cultures introduces large shear forces to the fermentation broth, making the production of shear-sensitive proteins difficult or impossible.

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

            Mammalian Cell Systems: Mammalian cells such as Chinese hamster ovary (CHO), mouse fibroblast (NIH3T3) and hybridomas are among the cell lines most commonly used by the pharmaceutical companies at present for producing biopharmaceuticals, with CHO cells being the most common. The mammalian cell expression systems often produce human proteins with better glycosylation and other post-translational modifications than other cell lines, but they are expensive, difficult to use, less robust, and in some cases produce lower amounts of proteins than other systems. In addition, there are some human therapeutic proteins that mammalian cells cannot produce at useful levels because the action of the protein hinders the growth of the host cell itself. Mammalian cells are also vulnerable to prion and viral contamination. Generally lower protein yields in these cell lines and the high cost of fermentation media needed for their growth results in high associated production and capital costs for mammalian cell systems.

Due to some of the shortcomings of these current technologies, drug companies have been plagued by substantial capital spending requirements due to the expensive nature of the fixed assets required to manufacture biological products, including very expensive fermentation and purification equipment, shortfalls in manufacturing capacity, high cost and low yield production, significant labor intensive and costly research, and significant delays in bringing drugs to market.

Dyadic’s Solution

        We have developed a patented protein expression system - our C1 Expression System - which we are now successfully using in our Enzyme Business. However, we believe our C1 Expression System, in combination with our successful development of the C1 Screening System, will eventually permit drug companies to fill major gaps in the drug development process by having both an available gene discovery library and a single suitable host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development. By the same reasoning, the C1 Host Technology is expected to benefit the development of industrial or specialty enzyme products by allowing discovery, improvement, development and large-scale manufacturing in a single host organism, resulting in shorter inception to commercialization time and greater probability of success.

Our patent protected C1 Expression System is based on Chrysosporium lucknowense, or C1, a fungal host production organism with superior genetic and fermentation characteristics that we discovered, developed and patented for use in manufacturing of cellulase enzymes for applications in the textile and pulp and paper industries. We first encountered C1 during the course of a program to develop a cellulase enzyme for textile manufacturing applications. Out of that program, we developed C1 strains and processes which resulted in a several hundred fold increase in protein production, compared to those originally obtained with the culture isolated from nature. The characteristics of the C1 organism, which we believe to be unique, and the competitive need for a proprietary fungal expression system motivated us to apply molecular genetic technology to the further development of C1. The morphology of the C1 culture allows the use of culture conditions that are not normally attainable with fungi and which lead to increased protein yields and more protein-friendly production processes. This ability to grow under non-acidic and low viscosity in culture conditions allows the production of acid-sensitive and shear-sensitive human proteins that may otherwise be unstable under typical fungal fermentation conditions.

The major hurdle in the development of expression technology for the production of heterologous proteins has been degradation of the expressed proteins by proteases normally produced by C1. As a result of our focused effort to identify, clone the genes for, and eliminate those proteases, we have generated strains with very low levels of protease as compared to the original host strains. Recent preliminary data, based on in vitro stability of several therapeutically relevant proteins in the presence of culture broth from those strains, suggests that the protease-reduced strains will be useful for the production of biopharmaceuticals. For example, when a particular full length antibody was incubated with culture filtrate from one of the recently developed strains, no evidence for degradation of that antibody was observed after 24 hours of incubation; in the presence of culture broth from the precursor strains, the antibody was rapidly degraded.

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

Capabilities of Current Expression Systems

	Mammalian Cells	Bacterial Systems	Yeast Cell	Insect Cell	Other Fungi	C1
Intron Processing	Yes	None	Limited	Yes	Yes	Yes
Expression of Eukaryotic Proteins	Yes	Very Limited	Limited	Yes	Yes	Yes
Compatibility with HTS	No	Yes	Limited	No	No	Yes
Glycosylation	Yes	None	Hyperglycosylation	Yes	Hyperglycosylation	TBD*
Output Optimizable for Large-Scale Manufacturing	Limited	Yes	Yes	No	Yes	Yes

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

•
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

•
Greater and Faster Expression: Our C1 Expression System has the ability to express higher levels of total protein in a shorter amount of time than other eukaryotic host organisms commonly used for pharmaceutical protein production. The reduction in the number of fermentation days generally results in lower production and capital costs associated with the production of protein products.

•
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

•
Acidity: The protein products of many genes, especially those of pharmaceutical interest, may be sensitive to being cultured under acidic conditions. Therefore, the ability of our C1 Expression System to produce acid-sensitive proteins under human physiological conditions will provide a greater likelihood of commercializing those proteins.

•
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

Dyadic’s Products and Services

Enzyme Business

Our Enzyme Business addresses major needs in diverse industrial enzyme markets, including textiles, animal feed, pulp and paper, starch, food, beverage and brewing and other markets. Though we experienced growth in our sales to the textiles market in the past, we recognized the mature market dynamics of that segment in 2004 and began to move to diversify our revenue base by focusing on other industries.

In May 2005, we obtained a high quality DNA sequence of the 38,000,000 bases in the C1 genome, which was performed for us by Agencourt Bioscience Corporation. The C1 sequence is aiding in the development of our current business and is expected to do so in the future, based on the ability of the C1 organism to produce large volumes of low cost industrial enzymes for industrial, textile, pulp and paper, animal feed and food, and agricultural applications and to expand the commercial capabilities of this technology. We expect to further extend its market reach to develop new and better therapeutic proteins more affordably. The C1 genome sequence is permitting us to mine it to identify novel and improved protein products for a broad spectrum of industries, including energy, animal feed, food, and pulp and paper. In addition, this sequence information is expected to enable us and our collaborators to expand the variety of proteins and enzymes that can be brought to market. As an example, we expect to provide unique enzymes to companies in these industries to alleviate production process bottlenecks and high manufacturing costs they often face, as well as to enable manufacturing of many products in their R&D pipelines for which no suitable production processes have yet been found. We also expect that this genome sequence information will allow Dyadic to improve the C1 Expression System by (i) readily identifying and isolating genes that interfere with high-level expression of proteins and knocking them out and (ii) allowing the identification and improvement of genes and proteins that have a positive impact on gene expression. During 2006, we intend to continue our focus on the development of our C1 Host Technology for expression of human antibodies and other therapeutic proteins in our fungal expression system.

The sequence has already proved useful by allowing Dyadic to search for genes within the raw sequence data. To date, a large number of potential commercial targets have been identified in the genomic sequence through homology searches, and a program to clone the most commercially relevant of these for expression is currently underway. However, we anticipate additional value when the genome is fully annotated.  Annotation will result in gene mining, curation, search, and viewing tools to allow the extraction of useful information from the C1 genome sequence.  In addition to identifying further commercial targets, this annotated searchable genomic sequence will serve as a blueprint for the C1 host strain and will facilitate further development of C1 based technology as a platform for discovery and production of a variety of proteins, including high-value therapeutics. The annotated genome will allow identification of key metabolic functions that influence expression of genes, and further will facilitate the use of advanced genetic technologies, e.g. microarrays, to monitor and eventually modify and modulate these functions for optimizing host strain development and expression optimization in those hosts. Based on the Company’s favorable results derived from the outsourcing of the C1 sequencing project, we are currently in late stage discussions for C1 sequence annotation with third parties and expect to arrive at such collaboration in the near future.

Textiles Industry

Historically we have had a significant market position developing, manufacturing and marketing cellulase enzymes for a variety of textile production and fabric finishing applications, including softening, fading and treating of denim garments. We offer a wide range of cellulase enzyme products for applications such as:

•	denim finishing where cellulases are used to soften and fade the denim fabric, including Rocksoft ACE series and numerous other Rocksoft series; and

•	biofinishing of cotton and cellulosics using BioACE series, which is a biofinishing process to prevent pilling and improve smoothness, softness and color brightness, and biopolishing.

An example of a cellulosic fabric is Tencel ™, a high performance cellulosic fiber made by Acordis. Its inherent strength, handle properties, tendency to fibrillate, as well as its environmentally positive manufacturing processes, makes Tencel ™ more desirable than other regenerated cellulosics. Our BioACE series, an acid cellulase derived from Trichoderma longibrachiatum, offers a cellulase that has been approved and recommended by Acordis for the treatment of 100% Tencel ™ and its blends. Our textile enzymes are formulated in various forms, including granular, liquid, and powder.

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

 In 2003, using our C1 Expression System, we launched two new products, created by isolating genes and reintroducing them into our C1 host organism, to increase the productivity of the enzymes: the resulting superior product performance has both improved our profit margins and increased our sales. One or our products, NCE2X, replaced one of our standard neutral cellulase products by offering a better and cleaner look on denim. We have identified, cloned and expressed genes for several additional products that are in various stages of development for a variety of applications such as textiles, pulp and paper, food, animal feed and beverages.

The textiles market, which is characterized by low profit margins and intense competition, accounts for a majority of our current net sales. We have experienced a gradual decline in our share of that market, which we primarily attribute to (i) our previous lack of adequate resources to match the level of investment in this market being made by our competitors, and (ii) our application of a greater portion of our efforts on higher margin and larger market opportunities such as pulp & paper and animal feed. To what degree our sales from this market will continue to decline in the future will depend not only that market’s dynamics, but also on the extent of pricing pressure created by our competitors, how successful we are in developing new products, and our ability to lower our production costs.  In this connection, we are exploring several product leads for improving the performance of existing products and developing new products as well as working to reduce the production costs of these products. We intend to continue exercising discipline over the application of resources to the textile market relative to other markets we perceive to offer the Company greater opportunity.

Pulp and Paper Industry

Enzymes offer significant processing and environmental benefits for the pulp and paper industry. We serve this market by developing, producing and selling enzymes for bleach boosting, de-inking, bio-refining and wastewater processes which provide significant increases in process efficiency and improvements in the quality of pulp or paper products, including increased strength, brightness and whiteness. In addition, our products reduce the environmental impact of the paper manufacturing processes by reducing the use of harsh chemicals and the volume of solid waste in the discharged waste water. We estimate that approximately $1.0 billion of the $8.0 billion pulp and paper chemicals market, including bleach boosting, de-inking and bio-refining, is available to be penetrated by our enzyme products.

Dyadic offers four commercial products, FibreZyme LBL for bleach boosting, FibreZyme LDI for de-inking, FibreZyme LBR for bio-refining and FibreZyme LWT for Wastewater Treatment. Currently, these products are being purchased by customers as well as being trialed by new customers in various geographical areas and on varying mill furnishes.  Initial data from mill trials with both our new and existing customers has thus far supported our expectations for the improved effectiveness of the enzymes.   Some of the benefits of our enzymes are being seen in plant trials with new customers and in the continuing operations of existing customers such as (i) improvement in the fiber properties (e.g. increased strength, higher brightness, better drainability), (ii) energy savings (e.g. steam and electricity), (iii) lower chemical consumption (e.g. bleaching chemicals), (iv) and lower waste water treatment demand.

We are presently in the preliminary stages of testing a new bio-refining product to further improve the strength properties of paper. We are also evaluating a new product for bleach boosting. It is our plan to continue to develop, evaluate, and introduce improved products in these areas along with evaluating new market opportunities on a selected basis.

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

Additionally, we intend to develop other animal feed enzymes for specific diets in which highly effective enzymes are currently neither commercially available nor provide an improved cost efficacy ratio:

•	Enzymes to improve corn/soybean meal diets that are commonly used for poultry and swine in the U.S.;

•
Phytase, an animal feed enzyme additive that is designed to increase the absorption of organic phosphorous, lowering the environmental impact of fecal matter, and to increase the digestibility of carbohydrates as well as the promotion of weight gain in livestock.

To assist us in our endeavors in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry, who is expected to begin in April 2006. Historically, we have sold in this industry without a sales support staff dedicated to this market and it is our expectation that this addition will increase our sales in the animal feed market in the latter part of 2006. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate.

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

When we license our technology to our customers, we anticipate that the revenues to be derived from projects will be comprised of:

•	licensing fees earned for deploying the C1 Expression System, or Technology Access Fees,

•	research reimbursement fees for the performance of project research, or Research Fees,

•
payments based on Dyadic’s and/or the customer's successful achievement of Dyadic’s research or customer’s drug development milestones with the biological product, starting with the successful initial expression of target proteins with customer’s genes, all the way to approval of the protein drug candidate by regulatory authorities, or Milestone Achievement Success Fees, and

•	royalties on those biological products that have been successfully enabled by our proprietary technologies.

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

In addition, the BioSciences Business will be utilized for the production of industrial enzymes for clients. We anticipate that sales will be derived from a combination of research fees, milestone payments, royalties, and manufacturing rights. We also anticipate development of enzymes to satisfy the expanding interest and emphasis on industrial biotechnology, especially in areas of fuels and chemicals from renewable resources such as agricultural biomass. We anticipate participating in and applying for grant applications to US government agencies to fund this work, with potential grant revenues being received in late 2006 or in 2007.

We also have several other technologies under development, including our C1 Screening System, which we anticipate will some day incorporate a high throughput screening, or HTS technology, for discovery of new genes and/or screening for improved variants of previously or newly discovered genes. In 2005 we decided to shift resources from the continued development of the HTS technology, but have begun to seek new collaboration partners to restart efforts to complete its development. Should these technologies be successfully developed, they may serve as additional revenue streams for the BioSciences Business.

In order to advance our efforts with our Enzyme and BioSciences Businesses and with the resurgence of interest in the production of cellulosic ethanol, we hired Glenn E. Nedwin, Ph.D. in March 2006, to become (i) the Company’s Chief Scientific Officer, (ii) an Executive Vice President of the Company, (iii) the President of the BioSciences business of the Company’s wholly-owned subsidiary, Dyadic International (USA), Inc., and (iv) a member of our board of directors. During the past fourteen (14) years Mr. Nedwin has served as the President of Novozymes, Inc., a research and development subsidiary of Novozymes A/S, a leading industrial biotechnology company specializing in enzymes and microorganisms, where he has been responsible for all scientific, financial and administrative functions of that company, including product and technology licensing, enzyme research management and biotechnology strategy and research.

Alternative Fuels

There has been much publicity recently surrounding the alternative fuels market. We have, for a number of years, invested significant R&D resources in the development of cellulases, xylanases, and other hemicellulases for a variety of applications, some of which we believe could be used in the ethanol production process. Further, we recently hired Dr. Glenn Nedwin to serve as Chief Scientific Officer and intend that one of his responsibilities be to evaluate and develop plans for our entry into this market. While we continue to remain focused on the execution of our strategies in other markets - and most particularly, the pulp and paper market - we intend to develop plans to enter the alternative fuel market and look for collaboration partners to assist us in this endeavor.

Dyadic’s Strategy

We are pursuing a four part business strategy to commercialize our C1 Host Technology, which includes the C1 Expression System and the C1 Screening System as well as the products developed using that Technology, which may be generally summarized as follows:

•	Grow our market share and penetration for existing and new enzyme products, with an emphasis on increased sales of higher margin products;

•
Leverage our C1 Expression System for commercial and industrial applications by developing new products for various industrial and commercial markets and by securing collaborator-funded R&D from third parties, and enabling us to earn milestone and royalty payments on target products expressed using the C1 Expression System;

•	Build and grow our BioSciences Business by serving as a collaboration partner and service provider to large pharmaceutical companies for promising therapeutic proteins; and

•
Exploit the power and versatility of our C1 Host Technology as well as our manufacturing capabilities, by forming strategic partnerships, such as joint ventures and product co-development and co-marketing ventures with leading companies in various industries and various parts of the world. In addition, we also hope to eventually spin-off new businesses emanating from the application of our C1 Host Technology, when we believe more value can be created for our stockholders by doing so rather than keeping them within our Company. To this end, we intend to explore the opportunities that may exist for the development of cellulosic ethanol and other possible applications of our technologies in the energy industry.

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

Using our C1 Host Technology and capitalizing on our strong position in the textile market, our goal for our Enzyme Business is to become a top-tier provider of enzymes to broader markets, including pulp and paper, animal feed, starch, food and other markets. To accomplish this goal, we intend to:

•	Diversify sales away from the commoditized textile market to other less competitive fast-growing markets;

•	Register existing products in large new markets for sales to identified customers;

•	Discover and develop new enzyme products for new applications in existing and new markets;
•
Leverage the DNA sequence of the C1 genome to facilitate the identification of new product leads from C1 genes and to provide better understanding of the biochemistry and physiology of C1. The latter will enable us to develop strategies to improve carbon flow toward proteins and other bio-molecules of interest and to rationally construct better host strains for both our C1 Expression System and our C1 Screening System;

•	Continue to expand and utilize the low-cost production capacity of our contract manufacturer;

•	Establish additional manufacturing capacity;

•	Leverage investment in R&D to continue to improve yields and to drive revenue and profits though the launch of innovative products;

•	Add sales and technical staff to support significant marketing initiative into new industrial markets;

•	Add corporate infrastructure and staff to support projected revenue growth; and

•	Partner with leading companies to develop and manufacture enzymes and other bio-products under an appropriate business arrangement, such as joint venture, co-development and co-marketing of products.

The textiles market, which is characterized by low profit margins and intense competition, accounts for a majority of our current net sales. We have experienced a gradual decline in our share of that market, which we primarily attribute to (i) our previous lack of adequate resources to match the level of investment in this market being made by our competitors, and (ii) our application of a greater portion of our efforts on higher margin and larger market opportunities such as pulp & paper and animal feed. To what degree our sales from this market will continue to decline in the future will depend not only that market’s dynamics, but also on the extent of pricing pressure created by our competitors, how successful we are in developing new products, and our ability to lower our production costs.  In this connection, we are exploring several product leads for improving the performance of existing products and developing new products as well as working to reduce the production costs of these products. We intend to continue to exercise discipline over the application of resources to the textile market relative to other markets we perceive to offer the Company greater opportunity.

One of our top priorities during 2005 was to sharply expand the introduction of our pulp and paper enzyme products to that industry. While we believe these products offer an exceptional value proposition for this industry, we made a strategic decision to approach the penetration of this market with an acute sensitivity to the fact that our target customer decision-makers are responsible for physical plants costing, in many instances, several hundred million dollars or more, and are accustomed to dealing with highly technical sales teams with strong support competencies, following long-term trials of new products. Accordingly, we set about to recruit and assemble a team of seasoned sales and marketing executives and technical salesmen with extensive pulp & paper industry experience and contacts in promoting and maintaining sales relationships involving substantial on-going sales and technical servicing. During 2005, we successfully recruited a Vice President of Sales & Marketing - Enzymes, a Vice President - Pulp & Paper, and 6 technical sales representatives whom we believe fit this description as well as additional technical sales representatives in our Asian subsidiary. The addition of the sales and marketing personnel occurred throughout the third quarter, and accordingly, we do not expect to see sales results from these additions until mid-2006 or later. In 2006 we expect to continue to expand our pulp and paper sales and marketing infrastructure, as we work to capture both an increasing number of new customer trials and convert existing and new customer trials into significant and sustained levels of pulp and paper product sales. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry and potential enzyme products for the pulp and paper industry currently in our research and development pipeline to be in excess of $1.0 billion.

We have also begun to focus efforts in other industries and expect to pursue these other industries, such as food, energy (cellulosic ethanol) and animal feed, which may be in a collaborative effort with a third party. However, we continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. Although we anticipate increased sales in industrial enzyme industries other than textiles, we have not generated sufficient sales activity on which to base projections about the sales levels for 2006 and beyond.

We are currently assessing various methods to register our existing Animal Feed products and new products under development for this industry, and anticipate growth in this market through sales in the European Union (largest market) and elsewhere over the next two to three years. We also expect to be able to focus some additional efforts in other markets such as starch and brewery now that we have hired additional people for registration of products and concentration of these market opportunities.

To assist us in our endeavors in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry who is expected to begin April 1, 2006. Historically, we have sold in this industry without a sales support staff dedicated to this market, and it is our expectation that this addition will increase our sales in the animal feed market in the latter part of 2006. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate.

BioSciences Business Strategy

While we believe that our C1 Expression System has created great opportunity for our Enzyme Business, we believe a much greater opportunity exists to develop our C1 Expression System for the production of higher value proteins, such as human therapeutic proteins. We have been developing and refining our molecular tools to deal with the more complex issues involved in the production of those proteins, such as glycosylation, protein degradation and high purity level requirement, which are critical for human therapeutic protein production. Once fully developed, we believe our C1 Host Technology can integrate our C1 Expression System with our C1 Screening System to create a fully-integrated discovery and expression system that will help companies in diverse industries - including pharmaceuticals - to discover, develop and bring to market new and improved protein and enzyme products from a wider range of DNA sources and with better properties than has been possible with other systems. Since the same cell line, C1, will enable all R&D steps involved in bringing a DNA product to market, we believe that the probability of success will be higher and the R&D cycle time will be shorter.

Our goal for our BioSciences Business is to become the leading provider of expression solutions to pharmaceutical and biotechnology companies. Initially, we have been concentrating on enabling the C1 Expression System to express pre-clinical and clinical quantities of therapeutic proteins for drug testing, and eventually, for commercial-scale production of therapeutic proteins and other bio-molecules. In particular, we expect that our C1 Expression System will facilitate the production of biopharmaceuticals that might otherwise be shelved, and will enable development of functionally improved drugs using molecular evolution techniques in conjunction with the C1 Screening Technology we are developing.

We believe that increased profitability can arise from the anticipated capabilities of the C1 Host Technology to use a single host organism for both discovery and commercial production, which should lead to:

•	shortened preclinical R&D timelines;

•	the development of therapeutic protein drugs with better properties;

•	possible enablement of shelved new drug candidates;

•	improved prospects for an increase in probabilities for drug candidates advancement from discovery through development;

•	reduced production costs; and

•	reduced capital expenditures.

To this end, we intend to:

•
establish a flexible technology out-licensing program and enter into strategic partnerships and collaborations to facilitate adoption of the C1 Expression System, the C1 Screening System and the C1 Host Technology;

•	continue and expand our R&D efforts both:

•
in partnership with leading academic and technology development centers to develop and improve our C1 host strain and expression processes for large scale manufacturing by us and by our collaboration partners, and apply the C1 Expression System for customer projects in exchange for technology access fees, research fees, milestone achievement success fees and royalties;

•
leverage the DNA sequence of the C1 genome to obtain a better understanding of the biochemistry and physiology of C1, which we expect to enable us to develop strategies to improve the production of therapeutic proteins and develop better host strains for our C1 Expression System;

•	leverage expression competencies to develop capabilities to develop our own biopharmaceuticals in the future;

•
partner with pharmaceutical companies and biotechnology companies to develop higher yield, more efficient production methods for many blockbuster biopharmaceuticals for which the applicable patent protection is expiring; and

•	apply BioSciences to the research and possible production of cellulosic ethanol.

Research and Development

Our scientific staff has specialized knowledge in the areas of biotechnology R&D, enzymology, quality control, textile chemistry, and pulp & paper technology. Our laboratories are located in Jupiter, Florida; Greensboro, North Carolina; Zeist, The Netherlands and in Southern China. Our R&D activities include the discovery, development, improvement, and characterization of new and existing enzyme products; and the development of our technologies in the areas of gene expression, fungal molecular genetics, bioinformatics, and fermentation process development for the production of proteins for a variety of industries, including cellulosic ethanol and pharmaceuticals. Enzyme discovery and development utilize a number of fungal organisms, including Trichoderma longibrachiatum for the Acid Cellulase and Xylanase lines of products, Aspergillus foetidus for the Glucoamylase products, and Chrysosporium lucknowense C1 for Cellulase, Xylanase, other Hemicellulase enzymes and a variety of other potential enzymes identified from the completed C1 genome sequence. We anticipate finding additional enzymes and pathways from the annotation of the C1 genome which may lead to significant product opportunities.

Our C1 Host Technology also forms the basis for our C1 Screening System, which incorporates a High Throughput Screening (HTS) platform that we have been developing, and are now searching for a collaborative partner to help us complete. We believe that this C1 Screening System has advantages over other screening systems in its use of the C1 filamentous fungal host, thereby permitting the efficient expression and screening of eukaryotic genes, and the secretion and glycosylation of their protein products, which other screening systems developed in yeast and bacteria are unable to efficiently perform. The most promising use of the C1 Screening System may be in conjunction with molecular evolution technologies, which offer a means of generating improved variants of proteins. For example, enzymes with higher temperature optimum or stability, higher activity, altered specificity, or altered pH optima may be obtained. In the pharmaceutical area, antibodies with improved binding capability, or protein therapeutics with reduced immunogenicity or improved efficacy, may be produced. In addition to its use in conjunction with molecular evolution, we expect that our C1 Screening System will, in the longer term, also be useful for discovery of novel activities in a variety of eukaryotic organisms: it may screen for proteins in libraries of expressed genes and will be especially useful for genes and proteins that have not been previously well-characterized and for which the only discovery tool is demonstration of the protein's function.

Our R&D expenses for 2005 and 2004 were $4,898,876 and $3,621,451, respectively.

Research and Development Capabilities of Consulting R&D Vendors

               For over a decade, we have supplemented our internal R&D capabilities with focused strategic industry collaborations with leading scientific organizations such as Moscow State University, the Russian Academy of Sciences, TNO Quality of Life (The Netherlands) and Bio-Technical Resources (USA), as well as outsourced R&D and manufacturing relationships via our exclusive agreements and collaborations with Polfa Tarchomin in Europe,which provides low-cost manufacturing capacity, and Martek BioSciences in the U.S. When combined with our internal staff of 14 scientists, we currently have approximately 50 scientists working in laboratories across the globe on a variety of R&D programs for us. The following is a summary description of our main scientific collaborators:

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

In July 2004, Dyadic-Florida entered into a development agreement with BTR under which Dyadic-Florida agreed to pay for 80% of $1.25 million worth of R&D services, out of a total of $1.8 million, it was contracting to purchase over a two year period from BTR by issuing shares of Dyadic-Florida common stock, representing 300,300 shares valued at $3.33 per share. The Dyadic-Florida shares were issued and are being held in escrow. The Company must utilize, and BTR is obligated to furnish, a minimum of 1.1 full-time equivalent BTR scientists per month. BTR's rights to the shares of common stock vest and may be withdrawn from the escrow pro rata to the dollar value of BTR's actual performance of R&D services, as such services are billed by BTR on a regular monthly basis over a period of approximately two years. In December 2004, the agreement was amended to extend the term through December 31, 2006. In addition, the development agreement provides for the imposition of cash penalties on BTR should it fail to perform its obligations. In December 2005, the Company issued 7,523 shares of common stock pursuant to the agreement and the $250,000 cash prepayment has been utilized in full. The number of shares held in escrow as of December 31, 2005 is 292,777.

TNO Quality of Life, Zeist, The Netherlands

TNO Quality of Life, or TNO, is a contract research organization sponsored by the Dutch government and is one of the Institutes comprising the Netherlands Organization for Applied Scientific Research. We have worked with and continue to work with TNO since 1998 on the development of technologies for gene expression and gene discovery. The TNO scientists working with us are widely recognized as leaders in the area of fungal genetics and molecular biology.

In January 2003, Dyadic-Florida formed a wholly owned Dutch subsidiary (“Dyadic NL”) and entered into a cooperation and license agreement with TNO to cooperate on an exclusive basis in the development, use and marketing of a high throughput screening system utilizing fungal organisms. Under this agreement, Dyadic-Florida and TNO each had granted Dyadic NL a worldwide license to exploit certain patents and technologies, for which Dyadic NL was to make royalty and revenue sharing payments to Dyadic-Florida and TNO on revenue generated from its business operations. TNO was also granted an option to acquire shares of Dyadic-Florida's common stock beginning on the two-year anniversary of the formation of Dyadic NL, or earlier in certain circumstances. Incident to the consummation of the merger, the Company assumed Dyadic-Florida's obligations to TNO in respect of this option. The number of shares which TNO was entitled to purchase was based upon a formula fixed by the terms of the agreement.

In December 2005, we entered into a termination and license agreement with TNO (the “Termination Agreement”), effective as of November 23, 2005. Pursuant to the provisions of the Termination Agreement, the Company issued 161,560 fully paid and non-assessable shares of $.001 par value Common Stock to TNO in consideration for: (i) the termination of the cooperation agreement; (ii) the conversion of TNO’s technology license into a paid-up, exclusive, worldwide license to use that TNO technology in the field of Fungal HTS systems; (iii) TNO’s conferral upon Dyadic NL of the benefit of certain other proprietary covenants of TNO, including a right of first offer on non-fungal HTS systems developed by TNO during the three-year period following the Effective Date; (iv) TNO’s agreement to perform research services for Dyadic NL in connection with its efforts to complete the development of a Fungal HTS System on a favored pricing basis as a “Preferred Supplier”; (v) the cancellation of TNO’s rights to receive stock options, royalties, profits, or gains, if any, realized from a successful commercialization of the fungal HTS; and (vi) the satisfaction of all indebtedness of Dyadic NL to TNO, including a trade payable for research services rendered by TNO to Dyadic NL in the approximate amount of $377,000. The term of the Termination Agreement is until the first to occur of (i) the mutual written agreement of the parties or (ii) the expiration of the later of 18 years following the effective date or (ii) the date of the expiration of the last to expire of the patents licensed by TNO to Dyadic NL. The Termination Agreement is fully assignable by any of the parties, and contains the same arbitration provisions as were in the cooperation agreement. The stock was valued based on the fair market value of the Company’s common stock on the date of closing. A credit of approximately $76,000 resulting from this transaction is included in research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2005.

        Dyadic and TNO continue to remain focused on their joint research and development program to develop the ability to express antibodies and other high value therapeutic proteins using Dyadic’s C1 Expression System. Though we have reduced our efforts to complete the HTS System, we have begun to seek collaborative partners to assist us with the completion of that technology.

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

Manufacturing

We do not own enzyme manufacturing facilities, but instead have employed two contract manufacturers who have produced all of our products for us. We have phased-out one of those contract manufacturers (Martek BioSciences), whose contract has expired and now continue to use it only on a limited basis. Our key contract manufacturer is Polfa Tarchomin, SA, or Polfa, located in Warsaw, Poland, which has been producing commercial enzymes for us continuously, and without interruption, since 2001 under a 10-year contract, which is cancellable under certain circumstances, with several 10-year renewal options exercisable in our discretion.

The Polfa contract manufacturing agreement provides for a tolling fee based upon the actual utilization of the fermentation time, and also requires Dyadic-Florida to pay a fixed monthly fee to compensate Polfa for its capital investment in the initial modernization of the plant and equipment, which ends after seven years. Under the Polfa agreement, Polfa has committed fermentation capacity substantially in excess of the Company’s current needs, and is obligated to make additional capacity available upon the Company’s request and Polfa's completion of necessary modernization of that requested additional capacity in accordance with its contractual commitments to make those expenditures. We believe that the capacity of Polfa's facility should exceed the requirements for our current business plan, though increased fermentation capacity utilization is dependent upon Polfa's modernizing capital improvements, at its expense, to meet the growing process requirements for our production. We intend to stage the capacity expansion of Polfa's facility to cover our production requirements based on sales projections derived from our Enzyme Business' sales plans, though utilization of this additional capacity will ultimately depend upon product demand. Nonetheless, we are always evaluating the alternative of having manufacturing conducted in a new facility. In 2004, Dyadic-Florida negotiated for an additional 50 cubic meters of fermentation capacity and associated recovery capacity with the majority of the capital necessary for this expansion to be provided by Polfa. Dyadic has committed to direct payment for certain removable equipment for this expansion of approximately $133,000. This expansion has been completed and will be fully operational in 2006. Additional fermentation capacity is, however, expected to be required to meet our requirements for later years. Should Polfa not be able to obtain the funding necessary to provide the needed capital to honor its obligation to the Company under the Manufacturing Agreement, this will negatively affect the Company's ability to meet its production requirements and therefore impact the Company's financial position, results of operations and cash flows. In such an event, the Company would have to locate additional capacity with another contract manufacturing facility. The Company believes it has these resources available if needed, to support any additional production needs.

When combined with our internal staff of four manufacturing personnel, we currently employ, or retain as independent contractors, more than 60 persons to manufacture over 45 different liquid and dry enzyme products, including employees of our Polish subsidiary, whose main responsibility is oversight of Polfa's production, warehousing and shipping of our products.

Sales and Marketing

Enzyme Business

Our Enzyme Business has an established customer base in approximately 50 countries, including the United States. We sell our enzyme and other biomaterial products directly, through our own sales force, and indirectly through approximately 210 distributors, including one of our subsidiaries. We have deployed our sales force to effectively target the main markets and customers for our products, including locations in Europe, North America, South and Central America, and North and South Asia. We employ distributors to sell our textile, food and animal feed enzymes, and sell starch and pulp and paper enzymes both directly and through resellers. To meet the projected revenue growth over the next five years, we have begun to expand our manufacturing, sales and technical service support staff to approach a larger number of customers in existing and new markets. To this end, we have recruited a Vice President of Sales & Marketing - Enzymes, a Vice President - Pulp & Paper, and six technical sales representatives during 2005, as well as additional technical sales representatives in our Asian subsidiary. Additionally, to assist us in our endeavors in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry who is expected to begin April 1, 2006. Historically, we have sold in this industry without a sales support staff dedicated to this market, and it is our expectation that this addition will increase our sales in the animal feed market in the latter part of 2006. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate.

In 1998, Dyadic-Florida purchased 70% of the outstanding shares of its existing Asian subsidiary. The Asian subsidiary serves as one of our primary distributors to foreign textile, pulp and paper, chemical and enzyme businesses. At the time of the original purchase, Dyadic-Florida could only vote 25% of the outstanding shares of the Asian subsidiary. By subsequent agreements, Dyadic-Florida increased its ownership interest in the Asian subsidiary from 70% to 82.5% of the outstanding shares and its voting rights from 25% to 62.5% of the outstanding shares. Under the original purchase agreement, Dyadic-Florida has an option to purchase additional voting rights with respect to 20% of the total outstanding shares of the Asian subsidiary, by paying $20,000 for each 1% of such voting rights. Dyadic-Florida is obligated to purchase the entire voting interest for an aggregate price of $405,000 if the Asian subsidiary's cumulative profits since October 19, 1998, as defined, aggregate to $900,000. As of December 31, 2005, the Asian subsidiary had approximately $556,000 of cumulative profits, as defined. In addition to this right to acquire 82.5% voting control over the Asian subsidiary, Dyadic-Florida also has a call option to purchase an additional 12.5% of the Asian subsidiary's outstanding shares which is exercisable over a 20 year term that began on October 21, 1998, but only after Dyadic-Florida has purchased the entire voting interest for $405,000. The exercise price of the call option will be based on the results of operation of the Asian subsidiary for the 12 months preceding the date of the exercise of the call option. The call option can be exercised no later than October 2018. The Asian subsidiary became a consolidated subsidiary of Dyadic-Florida effective July 1, 2002.

BioSciences Business

Given the potentially differentiating advantages of our C1 Expression System over other expression systems, our marketing strategy is to focus on those biopharmaceutical, agricultural and chemical companies that are looking for alternative expression systems for the production of sufficient quantities of proteins for animal/human or field tests, cellulosic ethanol research or large-scale manufacturing at an economically viable cost.

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

In order to advance our efforts with our BioSciences Business, we hired Glenn E. Nedwin, Ph.D. in March 2006, to become (i) the Company’s Chief Scientific Officer, (ii) an Executive Vice President of the Company and (iii) the President of the BioSciences business of the Company’s wholly-owned subsidiary, Dyadic International (USA), Inc. During the past fourteen (14) years Mr. Nedwin has served as the President of Novozymes, Inc., a leading industrial biotechnology company specializing in enzymes and microorganisms, where he has been responsible for all scientific, financial and administrative functions of that company, including product and technology licensing, enzyme research management and biotechnology strategy and research.

Employees

As of December 31, 2005, we and our consolidated subsidiaries had approximately 122 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Investor Information

You can learn more about the Company by visiting our website at www.Dyadic-Group.com. Information on the website is neither incorporated into, nor a part of this report. We encourage you to read this and other reports filed by the Company with the Securities and Exchange Commission. Dyadic will provide you with a copy of any or all of these reports (except exhibits) at no charge. You may read and copy any reports, statements or other information that we file at the SEC’s public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the public reference facilities. The SEC maintains a web site, http://www.sec.gov., that contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including the Company. The Company’s SEC filings are also available to the public from commercial document retrieval services.

Competition

Enzyme Business

According to Novozymes, the worldwide market for industrial enzymes is $2.0 billion, while another of our competitors, Diversa Corporation, has sized the combined industrial and specialty enzymes market at approximately $3.6 billion. Our Enzyme Business faces several major competitors in its industry, both on a global and regional basis. Principal global competitors are Novozymes (Danish: all markets), Danisco (Danish: all markets), DSM (Dutch: food and animal feed), AB Enzymes (British: all markets), and BASF (German: animal feed). Together, these four companies control more than 70% of the industrial enzyme market, with Novozymes being the largest enzyme maker having 2005 revenues estimated at $1.0 billion. Additional competitors are entering the industrial enzyme business, such as Diversa, and others can be expected to enter the market in the future. Other smaller regional producers, located primarily in Japan, India and China, are also participants in this industry and, from time to time, can directly compete with us in those regions. Each of the major competitors, particularly Novozymes and Danisco, currently enjoys competitive advantages associated with their much larger size: developed technologies, more resources, strong distribution systems and dominant market positions.

BioSciences Business

There are many companies, such as DSM, Invitrogen, Danisco, Novozymes, Lonza Biologics, Glycofi , Rhein Biotech, Protein Sciences Corporation, Biolex, Paradigm Genetics, Crucell and Exelexis, with proprietary protein expression systems that compete with our C1 Expression System. Most of them are developmental stage companies, although DSM, Invitrogen, Danisco, Novozymes and Lonza Biologics are medium to large size, well-established companies with substantial financial resources. Nonetheless, because we believe our C1 Expression System will overcome many of the limitations of the expression systems being used by our competitors, we believe our C1 Expression System will provide the drug development industry with a superior, low-cost production alternative for human therapeutic and other proteins.

When completed, our C1 Screening System will face competition from a large number of technologies in use and under development for the discovery of new genes. In addition to many development stage companies, such as Direvo and Nautilus Biotechnology, competitors of our C1 Screening System include many well-known companies, such as Celera, Novozymes, Exelexis, Diversa, and Maxygen. There are also many well-known companies, such as Diversa, Maxygen, Codexis, as well as lesser-known companies such as Direvo and Nautilus Biotechnology, which are very active in the field of directed evolution and, therefore, have an interest in fungi-based screening systems or other eukaryotic hosts capable of functioning in a high-throughput mode with eukaryotic genes.

Intellectual Property

We own 3 issued U.S. patents, 24 issued International patents and 51 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

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

 Products Not Considered Pharmaceuticals

Biologically derived products are regulated in the United States by varying federal agencies based on the application or use of the product.  A product may fall under the jurisdiction of one or many federal agencies at the same time, depending on the proposed use of the product.  The federal Food and Drug Administration ("FDA") operates under the authority granted by the Federal Food Drug and Cosmetic Act ("FD&C Act") regulating not only pharmaceutical products, but also foods, food supplements, food additives, food processing aids, animal feed and feed additives, among others.  Another agency, the United States Department of Agriculture ("USDA"), has shared jurisdiction on issues related to food safety, animal feed, biotechnology and crop and livestock directives.  In addition, the federal Environmental Protection Agency ("EPA") is the agency with jurisdiction over enzyme-based biological products with industrial applications.

       International regulations governing enzyme-based products derived from microorganisms have undergone significant change in the recent past.  The regulations in Europe, for example, continue to evolve as quickly as the EU itself.  There are EU Directives and EU Legislation which are meant to represent cohesive regulatory policies on genetically modified organisms, animal feed enzymes, enzymes used as a processing aid in the production of pulp and paper, among others, however there are instances when individual national laws seem to contradict EU Directives presenting regulatory hurdles in the registration and sale of Dyadic's products.  Depending on the use of the product and existing legislation, the product may require little regulatory oversight, or a lengthy and expensive registration process.  There are other regions of the world with decidedly less rigorous regulatory review processes; generally accepting the US regulatory status of a product.  We believe that these areas present Dyadic with many opportunities for immediate growth.

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

The steps required before a pharmaceutical agent may be marketed in the United States include:

•	preclinical laboratory, in vivo and formulation studies;

•	the submission to the FDA of an investigational new drug, or IND, application that must become effective before human clinical trials may commence;

•	adequate and well controlled human clinical trials to establish safety and efficiency of the proposed drug in its intended indication;

•	the submission of a new drug application, or NDA, to the FDA; and

•	the FDA approval of the NDA.

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

Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into human subjects or patients where the product is tested for safety, dosage, tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to:

•	identify possible adverse effects and safety risks;

•	determine the efficiency of the product for specific, targeted indications; and

•	adequately determine dosage tolerance and optimal dosage.

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

Risk Factors that May Affect Future Results

You should carefully consider the following material risks, together with the other matters described in this Annual Report on Form 10-KSB in evaluating our business and prospects. If any of the following risks actually occur, our business, results of operations and financial condition could be materially adversely affected. In such circumstances, the trading price of our common stock could decline, and in some cases, such declines could be significant. The risks described below are not the only ones we face. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations. Certain statements contained in this Annual Report on Form 10-KSB (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward Looking Statements” appearing on page 3 of this Annual Report on Form 10-KSB for important limitations on these forward-looking statements.

Risks General to Our Businesses

We should be viewed as an early-stage company.

               The combination of our Enzyme Business’s reliance upon the expansion of the capabilities of our C1 Expression System and the early-stage, developmental nature of our BioSciences Business require that we be characterized as an early-stage company. Our conduct of the BioSciences Business is subject to the risks customarily attending the operations of any early-stage company, including the development of new technologies and products, the assembly and development of production and R&D capabilities, the construction of channels of distribution and the management of growth, as discussed in the following Risk Factors.

We have a history of net losses, and may not achieve or maintain profitability.

We have an accumulated deficit of approximately $34,008,000 at December 31, 2005. Because we accelerated our R&D activities and expanded both our sales and marketing and technical support staffs, we have experienced increased levels of net losses and negative cash flow. Whether we achieve profitability, and the size of our net losses prior to that time, will depend, in large part, on the rate of growth, if any, of our Enzyme Business, whether our BioSciences Business is able to generate contract sales or other sales and on the level of our expenses. To date, we have derived almost 100% of our sales from the operations of our Enzyme Business. We do not anticipate material sales from the operation of the BioSciences Business sooner than 2007 or later. Our Enzyme Business may not be able to penetrate new markets or enjoy the improved profit margins we anticipate, which could materially adversely impact that Business’s growth potential and profitability. Sales from our BioSciences Business are uncertain because our ability to secure future collaboration agreements will depend upon the ability of the BioSciences Business to perfect our C1 Host Technology to address the needs of the pharmaceutical and biotech industries. We expect to spend significant amounts to fund R&D and enhance our core technologies. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, that we will need to generate significant additional sales to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We could fail to manage our growth, which would impair our business.

Our business plan contemplates that we will grow at a rapid rate, both in terms of sales and personnel. It is difficult to manage growth, and our future success depends on our ability to efficiently and effectively implement:

•	research and product development programs which overcome scientific challenges and develop new products and processes;

•	sales, marketing, technical service and customer support programs;

•	expansion of our manufacturing operations to appropriate capacity levels consistent with our projected and actual rates of growth;

•	operational and financial control systems;

•	recruiting and training programs; and

•	currency risk management strategies.

Our ability to offer products and services successfully and to implement our business plan in a rapidly evolving global market requires effective planning, reporting and management processes. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand and train our workforce worldwide. We also need to continue to manufacture our products efficiently and to control or adjust the expenses related to R&D, marketing, sales and general and administrative activities in response to changes in sales. If we are not successful in efficiently manufacturing our products or managing such expenses, there could be an adverse impact on our results of operations, our financial condition and the continued viability of our business.

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

        Further, in the past we have experienced, and we are likely in the future to experience, delays in the development and introduction of products. For example, our efforts to complete the development of a high throughput system using our C1 organism have taken considerably longer, cost more and have proven to be much more difficult than we had anticipated, forcing us to sharply scale back our continued development efforts and seek a new collaborative partner. We may not be able to keep pace with the rapid rate of change in our markets or to develop new products or processes that will meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of our products include:

•	availability, quality, performance and price as compared to competitive products;

•	the functionality of new and existing products;

•	the timing of introduction of our products as compared to competitive products;

•	scientists’ and customers’ opinions of our products’ utility and our ability to incorporate their feedback into our future products; and

•	citation of the products in published research.

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

Our manufacturing capabilities, and any current or future arrangements with third parties for these activities, may not be adequate for the successful commercialization of our industrial enzyme products. In the operation of the Enzyme Business, all of our industrial enzymes have over the past decade, and are expected over the foreseeable future to be, produced at the manufacturing facilities of contract manufacturers. As a result, we are dependent upon the performance and plant capacity of third-party manufacturers. Though we formerly used two contract manufacturers, we let our agreement with one of those contract manufacturers expire and now only use it on a highly limited basis. Our Enzyme Business, therefore, faces risks of difficulties with, and interruptions in, performance by these third parties of their manufacturing responsibilities, the occurrence of which could adversely impact the launch and/or sales of our products in the future. For example, our principal contract manufacturer, Polfa Tarchomin, S.A., which has been producing a number of our products since 2001 without interruption has concluded an agreement to provide an additional 50 cubic meters of fermentation capacity and associated recovery capacity with the majority of the capital necessary for this expansion to be provided by them. This expansion has been completed and will be fully operational in 2006. Dyadic has committed to direct payment for certain removable equipment for this expansion of approximately $133,000. Additional fermentation capacity is, however, expected to be required to meet our requirements for later years. If that funding were to be unavailable, or if that contract manufacturer is otherwise unable to construct the needed modernization and expansion of production capacity, as it is contractually obligated to, our ability to meet our production requirements and growth plans would likely be very negatively affected. We could be forced to:

•	furnish or secure for that contract manufacturer the capital necessary to enable it to expand production capacity to meet our future production needs;

•	find manufacturing capacity from another contract manufacturer, which might be at higher cost to us; or

•	build our own manufacturing facilities, necessitating significant capital expenditures not currently included in our capital spending plans.

With the expiration of our contract manufacturing agreement with our second, and only other, contract manufacturer, we are currently utilizing their services on an as needed basis. The majority of our production requirements will be satisfied by the single manufacturing facility operated by our Polish contract manufacturer, leaving us even more vulnerable to a failure of performance by it.

Regulations may limit or impair our ability to sell genetically engineered products in the future.

Dyadic develops enzyme products using both non-genetically engineered microorganisms, as well as those that have undergone some degree of genetic modification.  Products derived from GMOs are subject to regulation by federal, state, local and foreign government agencies. These agencies administering existing or future applicable regulation or legislation may not allow Dyadic to produce and market its products derived from GMOs in a timely manner or under technically or commercially feasible conditions.

                In addition, regulatory action or private litigation could result in expenses, delays or other impediments to Dyadic's product development programs or the commercialization of resulting products.  The FDA currently applies the same regulatory standards to products made through genetic engineering as those applied to products developed through traditional methodologies. Depending on a product's application and regardless of its GMO status, it may be subject to lengthy FDA reviews and unfavorable FDA determinations if there are safety concerns or if the FDA changes its current regulatory policy.  The European Union, or the EU, has regulations regarding the development, production and marketing of products from GMOs which are generally more restrictive than present US regulations.  For example, among other requirements, EU animal feed registration requires in-vivo efficacy testing, as well as toxicological testing of all enzyme products, including products from non-GMO microorganisms.  The regulatory agencies administering these and future regulations may hinder Dyadic's ability to produce and bring to market some of its enzyme products in a timely manner or under technically or commercially feasible conditions.

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

Commercialization of Cellulosic Ethanol may not be feasible.

Although cellulosic ethanol should reduce the United States' dependence on imported oil, increase its energy security and reduce its trade deficit, commercialization of cellulosic ethanol in the United States or elsewhere may not be feasible for a variety of reasons.  Among others, there has been to date a lack of significant private and government funding for research and development in conversion and processing technologies, as well as for the development of biorefineries. Furthermore, there has been to date very little, if any, well directed public policies emphasizing investment and providing incentives for the commercialization and transition to cellulosic ethanol. The current United States Presidential administration has recently been publicizing the benefits of cellulosic ethanol, though it remains to be seen whether or not such publicity will engender significant government funding and economic incentives to mitigate some of the foregoing barriers to commercialization of cellulosic ethanol.  As such, we are still evaluating the extent to which we are going to pursue this opportunity through specific capital investment, collaborators and otherwise.

Risks Specific to Our BioSciences Business

We may fail to commercialize our C1 Expression System for the expression of therapeutic proteins.

Although our Enzyme Business has developed and sold industrial enzyme products and has used our C1 Expression System to develop such products, our BioSciences Business has not yet completed commercialization of our C1 Expression System for the expression of therapeutic proteins. If our BioSciences Business fails to do this, we may be forced to terminate the BioSciences Business’s operations and liquidate it.

              Our BioSciences Business must be evaluated as having the same risks as those inherent in early-stage biotechnology companies because the application of our C1 Expression System to the expression of pre-clinical and clinical quantities of therapeutic proteins is still in development. We may not be able to successfully harness the C1 Expression System to achieve those objectives. Further, we may not be able to expand the capabilities of the C1 Expression System to produce commercial volumes of therapeutic proteins at reasonable costs. Also, we may not ever be able to successfully complete development of our fungal high throughput system. And, even if the BioSciences Business is able to achieve any of those accomplishments, we may not be able to successfully develop the C1 Screening System to serve the functions of gene discovery or the development of new and/or improved protein drugs. Successful development of the C1 Host Technology for these purposes will require significant development and investment, including testing, to prove its efficacy and cost-effectiveness. To date, drug companies have developed and commercialized only a small number of gene-based products in comparison to the total number of drug molecules available in the marketplace. In this regard, we are heavily dependent upon our use of third-party research organizations to assist us in the development of the C1 Host Technology. In general, our experience has been that each step in the process has taken longer and cost more to accomplish then we had originally projected, and we anticipate that this is likely to remain the case with respect to our BioSciences Business’ continuing development efforts.

Commercialization of our C1 Expression System for therapeutic proteins depends on collaborations.

Commercialization of our C1 Expression System by our BioSciences Business depends on collaborations with other parties. If we are not able to find collaborators in the future, the BioSciences Business may not be able to develop the C1 Expression System or therapeutic protein products. Further, our business model relies on a revenue stream derived from collaboration projects to be conducted with our customers to express laboratory-testing quantities of therapeutic proteins. A large portion of the anticipated financial reward depends on those therapeutic proteins progressing through drug development and into commercially successful drugs. Apart from risks relating to whether our BioSciences Business can capture such customers, or capture them on satisfactory terms, we will have no control over post-collaboration project drug development and commercialization. Further, conflicts could arise between us and our customers or among them and third parties that could discourage or impede the activities of our BioSciences Business.

Since we do not currently possess the financial resources necessary to develop and commercialize potential drug products that may result from our C1 Expression System, or the resources to complete any approval processes which may be required for these products, we must enter into collaborative arrangements to develop and commercialize drug products. It is expected that these arrangements will be for fixed terms and will expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements, our sales will be reduced and our products may not be commercialized.

We have limited or no control over the resources that any collaborator may devote to our programs.

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

We believe our determination of the genome sequence of our C1 host organism could help to mitigate our risk that there are unexpected safety and toxicity issues associated with our C1 Expression System and facilitate our ability to find and express new genes of bio-therapeutic and other commercial value. However, there can be no assurance that annotation of the C1 will be fully or adequately completed, and until it is successfully completed, we are at a distinct competitive disadvantage to some of our competitors, whose host organisms have been more thoroughly researched and whose genomes have been fully annotated.

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

An important part of our strategy involves conducting proprietary research programs. We may pursue opportunities in fields that could conflict with those of our collaborators. Moreover, disagreements with our collaborators could develop over rights to our intellectual property. Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators, which could reduce our sales.

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

Public views on ethical and social issues may limit use of our technologies and reduce our sales.

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

The subject of genetically modified organisms has received negative publicity in Europe and other countries, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the United States, genetic research and resultant products could be subject to greater domestic regulation and a decrease in the demand for our products could result.

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

The markets for our Enzyme Business’s products are, in many cases, very competitive and price sensitive. Our Enzyme Business currently competes with five much larger competitors, each with dominant market positions in segments in which we compete and who, as a group, hold approximately 70% market share in the present industrial enzymes marketplace. Each of these competitors has substantially greater financial, operational, sales and marketing resources than we do and very significant experience in R&D. Further, these competitors may possess other complementary technologies, such as proprietary directed molecular evolution technology, which may be more effective at implementing their technologies to develop commercial products than our complementary technologies implement our C1 Host Technology. Also, some of these competitors have entered into collaborations with leading companies within our Enzyme Business’s target markets to produce enzymes for commercial purposes.

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

        Our future capital requirements will be substantial, particularly if we require significant additional capital to develop manufacturing capacity for our Enzyme Business, if completion of the development of our C1 Expression System for our BioSciences Business takes longer or requires greater resources than we had expected, if we continue to develop the C1 Expression System to expand its production capabilities to manufacture commercial volumes of therapeutic proteins, if we pursue the development of enzymes for cellulosic ethanol, if we continue to develop a C1 Screening System, or if our BioSciences Business develops a number of therapeutic products. Although we believe that we have sufficient cash on hand to fund our operations and meet our obligations through December 31, 2006, our need for additional capital will depend on many factors, including the financial success of our Enzyme Business, whether our Polish contract manufacturer modernizes and expands its manufacturing facility as it is required to by its contract with us, whether we are successful in obtaining payments from BioSciences Business customers under collaborative agreements, the progress and scope of our collaborative and independent R&D projects performed by our customers and collaboration partners, the effect of any acquisitions of other businesses that we may make in the future, and the filing, prosecution and enforcement of patent claims.

        If our capital resources are insufficient to meet our capital requirements through December 31, 2006, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. If future raises of funds do occur, they may cause dilution to our existing shareholders. We may not be able to raise additional funds on terms that are acceptable to us or on any terms whatsoever, or we may be unable to raise sufficient additional capital. If we fail to raise sufficient funds, and our Enzyme Business is unable to generate sufficient levels of profitability, we will have to curtail or cease, or dispose of, one or more of our operations.

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

We are highly dependent on the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. In addition, recruiting and retaining qualified scientific personnel to perform future R&D work will be critical to our success. We currently do not have sufficient executive management personnel to fully execute our business plan. Although we believe we will be successful in attracting and retaining qualified management and scientific personnel, such as the addition of our Chief Scientific Officer, Glenn Nedwin in March 2006, competition for experienced scientists from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. Failure to attract and retain scientific personnel would prevent us from pursuing collaborations or developing our products or core technologies.

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

        We began to increase and upgrade our accounting staff with the hiring of our Chief Financial Officer, Wayne Moor and our Director of Financial Reporting Lisa De La Pointe in the first quarter of 2005. Our directors and senior officers require that we maintain directors and officers insurance at levels comparable to those of similar sized public companies. We have purchased such directors’ and officers’ liability insurance. Our efforts to recruit additional directors could be impeded if the amount of insurance coverage is viewed to be insufficient. Further, if we are unable to provide adequate compensation or are unable to maintain sufficient directors and officers insurance coverage, we may not be able to attract or retain key personnel.

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

        We hold three issued U.S. patents and 24 international patents, including claims that cover the C1 Expression System and various other aspects of the C1 Host Technology, and three international patent applications which expand that coverage and include the C1 Screening System. We also have 51 pending patent applications which we expect, if issued, will also cover various aspects of the C1 Host Technology in addition to the C1 Expression System. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering both our technologies and products as we deem appropriate. However, existing and future patent applications may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

        Not all of our proprietary technology is eligible for patent protection. Accordingly, as to significant portions of our various proprietary technologies, we rely upon trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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

Further, the taxonomic classification of our C1 host organism was determined using classical morphological methods. More modern taxonomic classification methods indicate that our C1 host organism will be reclassified as a different genus and species. We anticipate that with the genomic sequence and after the expected completion of the annotation of the C1 genome, we will be better positioned to determine the genus and species of the C1 Host organism. Some of the possible species that the C1 host could be reclassified as could be the subject of patent rights owned by others. We believe, based on our evaluation of the relevant field of science and our discussions with our consulting professionals, that any such patent rights would be invalid, and were litigation over the issue to ensue, we believe we should prevail. If we did not prevail, to settle any such litigation or pre-litigation claims, we could be required to enter into a cross-licensing arrangement, pay royalties or be forced to stop commercialization of some of our activities.

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

We may be sued for product liability.

        We may be held liable if any product we develop, or any product which is made with the use or incorporation of, any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of chemical, agricultural and pharmaceutical products. While we maintain product liability insurance, it may not fully cover our potential liabilities. Inabilityto obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators. If we are sued for any injury caused by our products, our liability could exceed our total assets.

International unrest or foreign currency fluctuations could adversely affect our results.

        International sales accounted for approximately 86% and 91% of our net sales in 2004 and 2005, respectively. Our key international markets are the European Union, Hong Kong, the Peoples Republic of China and India. Our international sales are made through international distributors and their wholly owned subsidiaries, including our Asian subsidiary, and direct to end-user plants with payments to us, in many cases, denominated in currencies other than U.S. dollars. In the conduct of our business, in a number of instances, we are required to pay our obligations in currencies other than U.S. dollars. Accordingly, we are exposed to changes in currency exchange rates with respect to our international sales and payment obligations. We experienced currency losses in 2004 of $213,471 and currency gains in 2005 of $16,785.

Fluctuations in currency exchange rates have in the past and may in the future negatively affect our ability to price competitively against products denominated in local currencies. Also, changes in foreign currency exchange rates may have an adverse effect on our financial position and results of operations as expressed in U.S. dollars. Our management monitors foreign currency exposures and may, in the ordinary course of business, enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. We do not hedge, and have no current plans to hedge in the future, the translation of financial statements of consolidated subsidiaries whose local books and records are maintained in foreign currency.

The imposition of duties or other trade barriers, trade embargoes, acts of terrorism, wars and other events outside our control may adversely affect international commerce and impinge on our ability to manufacture, transport or sell our products in international markets.

Business interruptions could keep us from developing our products and increasing our sales.

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

We are dependent on several key customers.

        In 2005, there were two customers that accounted for approximately 10% each of net sales. In 2004, there were no customers that accounted for greater than 10% of net sales. There were three customers in 2005 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 16%, 7%, and 6%, respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its business, results of operations and financial condition. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Risks Related to Our Common Stock

Securities of Biotechnology companies are often volatile.

The trading prices of biotechnology company stocks in general tend to experience extreme price fluctuations. The valuations of many biotechnology companies without consistent product sales and earnings are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as war, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including, but not limited to, the following:

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in the market valuations of other biotechnology companies;
•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments in patent or other proprietary rights held by us or by others;

•	loss or expiration of our intellectual property rights;

•	lawsuits initiated by or against us;

•	period-to-period fluctuations in our operating results;

•	future royalties from product sales, if any, by our strategic partners; and

•	sales of our common stock or other securities in the open market.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation.

Our operating results and the market price of stock could be volatile.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors which could cause our operating results to fluctuate include:

•	expiration of research contracts with collaborators, which may not be renewed or replaced;

•	the success rate of our discovery efforts leading to milestones and royalties;

•	the timing and willingness of collaborators to commercialize our products which would result in royalties;

•	general and industry specific economic conditions, which may affect our collaborators’ R&D expenditures;

•	the adoption and acceptance of our industrial enzymes and other products by customers of our Enzyme Business;

•	the adoption and acceptance of our C1 Host Technology, C1 Expression System and C1 Screening System by biotechnology and pharmaceutical companies being marketed to by our BioSciences Business;

•	the introduction by our competitors of new industrial enzyme products or lower prices of existing products to our Enzyme Business’s customers;

•	the introduction by our competitors of new expression technologies competitive with our C1 Expression System; and

•	disruption in our manufacturing capacity or our failure to bring on additional manufacturing capacity required to meet our projected growth.

        A large portion of our expenses are relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if sales decline or do not grow as anticipated due to expiration of research contracts or government research grants, if any, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of sales could, therefore, significantly harm our operating results for a particular fiscal period.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

We may not be able to maintain our American Stock Exchange listing

Our common stock has been listed on the American Stock Exchange since May 27, 2005.  There is no assurance that we will be able to satisfy the American Stock Exchange’s continued listing standards, which include, among others, minimum stockholders’ equity, market capitalization, pre-tax income and per share sales price.  If our common stock is de-listed from the American Stock Exchange, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems.  Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

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

Certain provisions of our certificate of incorporation, bylaws and Delaware law, as well as certain agreements we have with our executives, could be used by our incumbent management to make it substantially more difficult for a third party to acquire control of us. These provisions include the following:

•	we may issue preferred stock with rights senior to those of our common stock;

•	we have a classified Board of Directors;

•	action by written consent by stockholders is not permitted;

•	our Board of Directors has the exclusive right to fill vacancies and set the number of directors;

•	cumulative voting by our stockholders is not allowed; and

•	we require advance notice for nomination of directors by our stockholders and for stockholder proposals.

        These provisions may discourage certain types of transactions involving an actual or potential change in control. These provisions may also limit our stockholders’ ability to approve transactions that they may deem to be in their best interests and discourage transactions in which our stockholders might otherwise receive a premium for their shares over the then current market price.

We have controlling stockholders.

        Our officers, directors and principal stockholders together control approximately 55.9% of our outstanding common stock. Our founder and chief executive officer, Mark Emalfarb, through a trust of which he is the trustee and beneficiary, the Mark A. Emalfarb Trust, owns approximately 25% of our outstanding common stock. Further, the Francisco Trust, whose beneficiaries are the spouse and descendants of Mark Emalfarb, owns approximately 20% of our outstanding common stock, while friends and relatives of Mr. Emalfarb, who are not officers, directors, or principal stockholders, own approximately an additional 5% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our shares, even when a change may be in the best interests of all stockholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

We are indebted to our largest stockholders.

        As of December 31, 2005, we owed the Mark A. Emalfarb Trust and the Francisco Trust an aggregate indebtedness of approximately $3.6 million and accrued interest of approximately $73,000, under three separate promissory notes. In connection with the transactions completed in late October 2004, the Mark A. Emalfarb Trust cancelled $1,225,000 of the indebtedness represented by a promissory note in exchange for the issuance of shares of common stock and warrants, and we extended the maturity date of the remaining indebtedness to the Mark A. Emalfarb Trust and the Francisco Trust. All of our assets are mortgaged or pledged to secure the bridge loan owed to the Mark A. Emalfarb Trust. If we were unable to generate sufficient cash flow or otherwise obtain funds necessary to pay this indebtedness when due, we would be in default, and this debt holder would have the right to foreclose on its liens and security interests that secure the defaulted debt. Further, not only is this indebtedness evidenced by a promissory note that is transferable by its holder, but we could decide to refinance this indebtedness through similar secured borrowings from banks or other commercial lenders. Any transferee or new lender, no longer constrained by the stockholder interests of the Mark A. Emalfarb Trust, may not have the same attitude about any failure on our part to meet our binding repayment obligations as the Mark A. Emalfarb Trust might.

We are exposed to potential risks resulting from new requirements that we evaluate financial reporting controls under Section 404 of the Sarbanes-Oxley Act of 2002.

        We are evaluating our internal controls in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls over financial reporting, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and independent registered public accounting firm attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective no earlier than for our fiscal year ending December 31, 2006.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s corporate headquarters are located at 140 Intracoastal Pointe Drive, Suite 404, Jupiter, Florida, in approximately 5,700 square feet of space occupied under a lease with a monthly rental rate of $8,700 that expires on December 31, 2007. The lease includes the rental of additional space beginning in April 2006 for a total of 8,500 square feet at a monthly rate of $15,200.

                In May 2005, the Company purchased an undeveloped 1.13 acre parcel of land (the “Site”) pursuant to a real estate purchase contract with F&C Holdings, LLC (“Holdings”) dated July 31, 2004 (the “Commercial Land Purchase And Sale Agreement”) (see Notes 9 and 12 to our consolidated financial statements). The Company formed Dyadic Real Estate Holdings, Inc., a Florida corporation and wholly-owned subsidiary in May 2005, to which it has assigned the Commercial Land Purchase and Sale Agreement and the Site. The Site, which is in a planned community known as "Abacoa" is located in the Town of Jupiter, Florida (the “Town”). The Company has obtained final approval from the Town of Jupiter to construct an approximately 40,000 square foot commercial office biotech research and development building.

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

If after two years from the closing (in May 2007), Dyadic has not commenced development of the Site, then Holdings shall, in exchange for a reconveyance Deed, pay the "Reconveyance Purchase Price" equal to the greater of the following: (i) $1.0 million or (ii) the "Market Value" of the shares of the Company's common stock, as defined, determined as of the date of the reconveyance notice from Holdings. The Reconveyance Purchase Price can be paid in all cash, or return of all the shares of the Company's common stock to the Company so long as the Market Value of the shares of the Company's common stock is greater than or equal to $1.0 million, or by combination of shares of the Company's common stock and cash, as determined in the sole and absolute discretion of Holdings. The Company is currently assessing its alternatives for development of the Site, and continues to expect to commence development by December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of March 24, 2006, there were 22,712,965 shares of Dyadic common stock outstanding (including 274,796 shares held in escrow), with approximately 176 stockholders of record.

No bid or ask information or public trades were reported with respect to the Company’s common stock prior to the Merger consummated on October 29, 2004. As a result, the range of high and low bid information for shares of the Company’s common stock for each full quarterly period for 2004 is not available. The Company’s common stock was traded on the OTC Bulletin Board System (OTCBB) for the period October 29, 2004 through May 26, 2005. Since May 27, 2005, the Company’s common stock has been trading on the American Stock Exchange under the symbol DIL. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The following table sets forth the high and low bids for Dyadic common stock for the quarterly periods for the years ended December 31, 2005 and 2004 as reported by the OTCBB for the period October 29, 2004 through May 26, 2005 and as reported by the American Stock Exchange from May 27, 2005:

Quarter Ended	2005 Sales Price		2004 Sales Price
	High	Low	High	Low
March 31	$6.50	$2.75	n/a	n/a
June 30	$3.05	$2.25	n/a	n/a
September 30	$2.80	$1.87	n/a	n/a
December 31, 2005 and (October 29 to December 31, 2004)	$3.23	$1.50	$7.35	$5.95

Dividend Policy

        While there are no restrictions on the payment of dividends, Dyadic has not declared or paid any cash dividends on shares of Dyadic common stock in the last two fiscal years, and we presently have no intention of paying any cash dividend in the foreseeable future. The Company’s current policy is to retain earnings, if any, to finance the expansion of it business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of the Board of Directors.

Equity Compensation Plan Information

  The following table provides information regarding the status of the Company’s existing equity compensation plans at December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1) (3)	1,597,639	$3.62	3,536,184 (2)
Equity compensation plans not approved by security holders	--	--	--
Total	1,597,639	$3.62	3,536,184 (2)

(1)	Consists of Dyadic International, Inc. 2001 Equity Compensation Plan, which the Company assumed in connection with the Merger consummated on October 29, 2004.

(2)	Excludes 18,624 shares that were awarded to Dyadic-Florida employees under the Dyadic International, Inc. 2001
Equity Compensation Plan in 2004.

(3)	Excludes 65,000 options to purchase common stock granted to nonemployees prior to the Equity Compensation
Plan's adoption.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All references to “Dyadic,” “we,” “us,” “our,” or the “Company,” mean Dyadic-Florida prior to the Merger, and Dyadic, as successor to the business of Dyadic-Florida, after giving effect to the Merger.

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

We have developed a C1 Host Technology for both the production, or expression, of proteins and the discovery and screening of genes and gene variants. We have developed the technology to the point that we are now successfully using the C1 Expression System derived from the C1 Host Technology, among other technologies, to produce and sell enzymes to the agricultural, industrial, chemical and other industries. We refer to this market as the Enzyme Business market. With the C1 Expression System, our Enzyme Business has been able to develop new, and higher profit-margined products and we believe our increased penetration of these markets will be greatly assisted by both the C1 Expression System and the C1 Host Technology.

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

There has been much publicity recently surrounding the alternative fuels market. We have, for a number of years, invested significant R&D resources in the development of cellulases, xylanases, and other hemicellulases for a variety of applications, some of which we believe could be efficiently and economically used in the ethanol production process. Further, we recently hired Dr. Glenn Nedwin to serve as Chief Scientific Officer and intend that one of his responsibilities be to evaluate and develop plans for our entry into this market. While we continue to remain focused on the execution of our strategies in other markets - and most particularly, the pulp and paper market - we intend to develop plans to enter the alternative fuel market and look for collaboration partners to assist us in this endeavor.

To date we have derived almost 100% of our sales from the Enzyme Business market. In 2005, our BioSciences Business generated sales of only $150,000 and no sales in 2004. We do not anticipate material sales from the operation of our BioSciences Business sooner than 2006. Sales from our BioSciences Business are uncertain because, among other things, our ability to secure collaboration agreements with drug development companies will depend upon our ability to perfect either the C1 Expression System or the C1 Screening System to address the needs of that industry.

Enzyme Business Focus

In 2005 and 2004, the textiles industry comprised 72% and 80% of our Enzyme Business net sales, respectively. The textiles market, which is characterized by low profit margins and intense competition, accounts for a majority of our current net sales. We have experienced a gradual decline in our share of that market, which we primarily attribute to (i) our previous lack of adequate resources to match the level of investment in this market being made by our competitors, and (ii) our application of a greater portion of our efforts on higher margin and larger market opportunities, such as the pulp & paper and animal feed markets. To what degree our sales from the textiles market will continue to decline in the future will depend not only that market’s dynamics, but also on the extent of pricing pressure created by our competitors in that market, our success in developing and marketing new products, and our ability to lower our production costs.  In this connection, we are exploring several product leads for improving the performance of existing products and the development of new products as well as opportunities to reduce the production cost of these products. We intend to exercise discipline over the application of our resources to the textiles market relative to other markets we perceive to offer the Company greater opportunity.

One market in which we have begun to enjoy some success in executing our strategy to expand our sales of higher profit margin products has been in the pulp and paper industry. We increased our pulp and paper sales by 75% over 2004, which represents an increase from 6% to 12% of our Enzyme Business net sales. Our expectations for 2006 and beyond are optimistic for this market. One of our top priorities during 2005 was to sharply expand the introduction of our pulp and paper enzyme products to that industry. While we believe these products offer an exceptional value proposition for this industry, we made a strategic decision to approach the penetration of this market with an acute sensitivity to the fact that our target customer decision-makers are responsible for physical plants costing, in many instances, several hundred million dollars or more, and are accustomed to dealing with highly technical sales teams with strong support competencies, following long-term trials of new products. Accordingly, we set about to recruit and assemble a team of seasoned sales and marketing executives and technical salesmen with extensive pulp & paper industry experience and contacts in promoting and maintaining sales relationships involving substantial on-going sales and technical servicing. During 2005, we successfully recruited a Vice President of Sales & Marketing - Enzymes, a Vice President - Pulp & Paper, and 6 technical sales representatives whom we believe fit this description as well as additional technical sales representatives in our Asian subsidiary. The addition of the sales and marketing personnel occurred throughout the third quarter, and accordingly, we do not expect to see sales results from these additions until mid-2006 or later. During 2006, we will continue to expand our pulp and paper sales and marketing infrastructure, as we work to capture both an increasing number of new customer trials and convert existing and new customer trials into significant and sustained levels of pulp and paper product sales. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry and potential enzyme products for the pulp and paper industry currently in our research and development pipeline to be in excess of $1.0 billion.

We have worked with several existing pulp and paper customers who have allowed us to generate product trial data for our use in selling to other global companies Bleach -boosting, Bio-refining and De-inking products. As we had expected, the sales cycle for capturing a new customer trial is a long one (often 6 months to 18 months, or longer), though we have nonetheless been able to commence mill trials with several key potential customers over the past six months.

The Animal Feed market has represented approximately 7% and 6% of our Enzymes Business net sales in 2005 and 2004, respectively. With our successful equity capital-raising activities in 2004, we now have the resources necessary to begin funding the registration of our existing products and new products under development for these operations in the European Union (the largest market), and expect material growth in this geographical market and elsewhere over the next two to three years. We also expect to be able to focus additional product development and sales efforts in other markets, such as energy, starch and brewery markets, as a consequence of recruitment of additional personnel charged with direct responsibility for overseeing the registration of our products and greater focused attention on these market opportunities.

To assist us in our endeavors in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry who is expected to begin April 1, 2006. Historically, we have sold in this industry without a sales support staff dedicated to this market, and it is our expectation that this addition will increase our sales in the animal feed market in the latter part of 2006. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate.

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

Our goal for our BioSciences Business is to become the leading provider of expression solutions to pharmaceutical and biotechnology companies. Initially, we will concentrate on enabling the C1 Expression System to express pre-clinical and clinical quantities of therapeutic proteins for drug testing, and eventually, for commercial-scale production of therapeutic proteins and other bio-molecules. In particular, we expect that our C1 Expression System will facilitate the production of biopharmaceuticals that might otherwise be shelved, and will enable development of functionally improved drugs using molecular evolution techniques in conjunction with the C1 Screening Technology we are developing. BioSciences Business generated sales for 2005 of $150,000 while none were generated in 2004.

Future Expectations

        With the significant increase in our capital funding, we completed a genomic sequencing project performed by Agencourt Bioscience to sequence the DNA of our C1 host organism in March of 2005. With the completion of this project, we have begun to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp and paper, animal feed, and food. We are in the late stages of negotiating an agreement for a comprehensive annotation of the genome, which will provide tools for identifying and classifying genes, their corresponding proteins, and metabolic pathways in a searchable and user-friendly format. These tools will allow Dyadic to identify additional commercial enzyme product leads and to identify genes whose modification will lead to improvements in the C1 Expression and Screening Systems.

With petroleum prices near $60 a barrel, there has been an increased interest in biofuels from both the public and politicians. Reflecting this sentiment, President Bush proposed in his State of the Union Address on January 31, 2006 the Advanced Energy Initiative, which could amount to a 22% increase in the Department of Energy's funding for clean energy research. The proposal calls for the 2007 Federal Budget to include $150 million for research into new methods for making ethanol, not just from corn kernels (which is the current method), but also from wood chips, corn stover, wheat straw, switchgrass and other sources of lignocellulosic biomass. The President set a goal to make this cellulosic biomass based ethanol cost-competitive and commercially viable within six years.

Making ethanol from lignocellulosic biomass requires cellulase and hemicellulase enzymes, a market segment in which Dyadic has been a producer since the early 1990's. Filamentous fungi are widely known to be the most prolific producers of such enzymes in their natural state to breakdown various agricultural lignocellulosic waste matters into fermentable sugars, which can be further converted into ethanol. Dyadic's existing portfolio of enzymes from C1 and other proprietary fungi, as well as a large number of cellulase and hemicellulase enzymes in the C1 genome could play a significant role in realizing the President's goal of launching cellulosic ethanol within six years. We also expect to bring to bear the power of our integrated C1 gene discovery and expression technology - a unique and powerful proprietary tool set we believe none of our competitors have - in order to find and develop novel and highly efficient enzymes for producing ethanol from lignocellulosic biomass. If we are successful in this endeavor, we believe Dyadic could play a significant role in the industry's goal to extract 80 billion gallons of ethanol from one billion tons of lignocellulosic biomass produced in the US. That is estimated to be enough to cover approximately one third of the transportation fuel needs in the US, a significant improvement over the maximum of 3% of energy needs that can be met with the current technology to convert starch in corn kernels to ethanol. Dyadic could benefit by supplying enzymes to meet the needs of the cellulosic ethanol producers and/or becoming a business partners in the production of ethanol itself.

Based on the foregoing and other R&D initiatives we expect to continue in 2006, we expect to incur significant costs funding our R&D initiatives, including costs related to enhancements to our core technologies. As a result, we expect to continue to incur losses as we further develop our C1 Expression and Screening Systems, and build other required infrastructure to exploit our C1 Host Technology, our C1 Expression System and our C1 Screening System. See "Liquidity and Capital Resources" below for a discussion of our expected cash resources to fund our operations for the next 24 months. There can be no assurance that our efforts with regard to these objectives will be successful.

Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth (amounts in thousands) the Company’s operating information for the years ended December 31, 2005 and 2004:

	(in thousands)
	2005	2004	Increase (Decrease)
Net sales	$15,883	$16,741	$(858)
Cost of goods sold	12,857	12,833	24
Gross profit	3,026	3,908	(882)

Operating expenses:
Research and development	4,899	3,621	1,278
Sales and marketing	2,809	1,857	952
General and administrative	5,321	3,757	1,564
Foreign currency exchange (gain) loss, net	(17)	214	(231)
	13,012	9,449	3,563

Loss from operations	(9,986)	(5,541)	(4,445)

Other income (expense):
Interest expense	(711)	(598)	(113)
Investment income	249	69	180
Minority interest	(5)	(17)	12
Other income, net	2	17	(15)
Total other income (expense)	(465)	(529)	64
Loss before income taxes	(10,451)	(6,070)	4,381
Provision for income taxes	64	10	54
Net loss	$(10,515)	$(6,080)	$4,435

Net Sales

For the year ended December 31, 2005, we generated net sales of approximately $15,883,000 as compared to net sales of approximately $16,741,000 for the year ended December 31, 2004, a decrease of $858,000. In 2005, the BioSciences Business generated $150,000 in sales, and none in 2004. Net sales from the Enzyme Business decreased by approximately $1,008,000.

This decline in net sales reflects both the continued margin pressure in the textile industry and aggressive pricing by competitors which has created a strong downward pressure on pricing as well as the continued, although decreasing concentration of the Company’s sales to the textiles market (72% and 80% for the years ended December 31, 2005 and 2004, respectively). The Company is endeavoring to transition its revenue base from the lower margin textile enzymes to higher margin areas such as enzymes for the pulp and paper, food and animal feed industries, and has begun to achieve growth in these other enzyme industries, increasing net sales in these industries by 25% for the year ended December 31, 2005 over net sales for the year ended December 31, 2004 (or 27% of net sales versus 20%).

To what degree our net sales from the textiles market will continue to decline in the future will depend not only on that market’s dynamics, but also on the extent to which pricing pressure created by our competitors continues, on our success in developing new products and our ability to lower our production costs.  We believe our sales will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper, food and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made and continue to make substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts and in advancing our C1 Host technology and other technologies. We continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

The following table reflects the Company’s net sales by industry for the years ended December 31, 2005 and 2004 (in thousands):

	2005	%	2004	%	Increase/(Decrease)
	(in thousands)		(in thousands)
Textile*	$11,454	72%	$13,320	80%	$(1,866)
Animal Feed*	1,037	7%	1,017	6%	20
Pulp & Paper*	1,869	12%	1,069	6%	800
Others (5 industries)*	1,373	9%	1,335	8%	38
Bioscience	150	--%	--	0%	150
	$15,883	100%	$16,741	100%	$(858)
*Industrial Enzyme Industries

Cost of Goods Sold

For the year ended December 31, 2005, cost of goods sold was approximately $12,857,000, or 80.9% of net sales, as compared to approximately $12,833,000, or 76.7% of net sales, for the year ended December 31, 2004, an increase of approximately $24,000. This increase in cost of goods sold as a percentage of net sales was the result of an several factors, which include: an increase in the inventory reserve of approximately $154,000, additional overhead and labor costs of approximately $129,000 related to the move to a new factory by our Hong Kong facility, unabsorbed overhead related to factory modernization costs for our contract manufacturer in Poland of approximately $196,000, and freight costs of approximately $111,000 for additional stock movement to other warehouse locations. The effect of changes in foreign currency rates and the resultant effect on the cost of inventory and certain contract manufacturing costs denominated in Euros can and may also significantly impact the ultimate cost incurred by the Company in the future.

Gross Profit

For the year ended December 31, 2005, gross profit was approximately $3,026,000, or 19.1% of net sales, as compared to approximately $3,908,000, or 23.3% of net sales, for the year ended December 31, 2004, representing a decrease of approximately $882,000. The 22.6% decrease in gross profit and gross profit percentage is primarily due to the combination of decreased net sales and additional costs incurred, which are described in Net Sales and Cost of Goods Sold, respectively. It is the Company’s goal to develop products, or sell existing products, for markets in which gross profit percentages can be improved. We believe we are making significant progress in our efforts to create a line of higher profit-margined products by developing better products using our technologies and by applying existing products to new markets. Nonetheless, there can be no assurance that our efforts will successfully lead to improved gross profit percentages in the future.

 Research and Development

For the year ended December 31, 2005, research and development expenses, or R&D, were approximately $4,899,000, or 30.8% of net sales, as compared to approximately $3,621,000, or 21.6% of net sales for the year ended December 31, 2004, representing an increase of approximately $1,278,000. R&D activity was constrained in 2004 by our lack of adequate capital resources. With our success in raising additional capital in 2004, we have substantially increased our spending for R&D personnel and projects in 2005, both on the further development of our core technologies, and on new product and technology development, in an effort to ultimately increase sales and profit margins and to also create additional business opportunities. To assist in this development, we added several key members to our Scientific Advisory Board; we hired a project manager, outside contract labor and scientific consultants, which resulted in additional expense for the 2005 period of approximately $516,000 for labor and R&D supplies. The balance of the increase of approximately $762,000 is attributable to several R&D projects which we undertook with three of our independent third party R&D partners.

In February 2005, we initiated a genomic sequencing project with Agencourt Bioscience to sequence our C1 host organism. The C1 sequencing project was completed ahead of schedule, in March 2005. We were able to identify several novel commercially useful genes and, upon completion of a comprehensive annotation of the genome, we expect to be able to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp and paper, animal feed, and food.

In December 2005, the Company issued 161,560 shares of common stock to TNO Quality of Life (formerly known as TNO Nutrition and Food Research Institute)(“TNO”), in consideration for, among other things the termination of the Cooperation Agreement entered into August 12, 2003 between the Company, its subsidiary, Dyadic NL and TNO to cooperate on an exclusive basis in the development, use and marketing of High Throughput Screening Systems utilizing fungal organisms and the satisfaction of all indebtedness of Dyadic NL to TNO, including a trade payable for research services rendered by TNO to Dyadic NL in the approximate amount of $377,000. The stock was valued based on the fair market value of the Company’s common stock on the date of closing. A credit of approximately $76,000 resulting from this transaction is included in research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2005.

 At December 31, 2005, 7,523 shares of common stock were earned and are outstanding for services rendered under a development agreement entered into in July 2004, with a third party to assist the Company in various research and development projects for a total of approximately $1.8 million over the 26-month period ending September 30, 2006. The agreement was extended to December 31, 2006 in December 2004. Under the development agreement, the Company is required to utilize, and the third party has committed to provide a minimum of 1.1 full-time equivalent BTR scientists per month. The consideration for these services includes 300,300 shares of the Company's common stock, valued at $1.0 million, and $250,000 of cash which was paid upon execution of the development agreement. Both the value of the stock earned which is equal to the value of the services provided and the $250,000 of cash are included in research and development expense, in the accompanying consolidated statements of operations for the year ended December 31, 2005.

 Sales and Marketing

For the year ended December 31, 2005, sales and marketing expenses were approximately $2,809,000, or 17.7% of net sales, compared to approximately $1,857,000, or 11.1% for the year ended December 31, 2004, representing an increase of approximately $952,000. This increase is attributable to several factors, including an increase in salaries and wages (including recruitment fees) of approximately $498,000 due to the addition of nine sales employees including a Vice President - Pulp and Paper, additional contract labor as well as additional technical sales representatives in our Asian subsidiary. This has resulted in increased commission, travel and entertainment costs of approximately $254,000 due to these additions to the sales force. These additions are a part of the substantial investments both in personnel and other initiatives we have made since November 2004 to expand our sales, marketing and product development efforts.

 General and Administrative

For the year ended December 31, 2005, general and administrative expenses were approximately $5,321,000, or 33.5% of net sales, compared to approximately $3,757,000, or 22.4% of net sales for the year ended December 31, 2004, representing an increase of approximately $1,564,000. This increase is attributable to several factors, including an increase in salaries and wages (including recruitment fees) of approximately $937,000 due to the addition of three employees in the U.S., including a Chief Financial Officer, and nine employees in Hong Kong. These additions are a part of the substantial investments both in personnel and other initiatives we have made since November 2004 to staff the Company with the personnel necessary to operate as a public company. To this end, we have formed a Board of Directors, four out of five of whom are independent, and each of whom has led a distinguished career, offering relevant expertise to help guide the Company. Increased professional fees of approximately $816,000 related to accounting, legal and other service related expenses to assist the Company in its transition to a public company as well as maintain that status, are also factors that contributed to the increase in general and administrative expenses.

Foreign Currency Exchange Gains (Losses), Net

       For the year ended December 31, 2005, the Company incurred net foreign currency exchange gains of approximately $17,000 as compared to incurred net foreign currency exchange losses of approximately $214,000 for the year ended December 31, 2004, representing a decrease of approximately $231,000. This change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Other Income (Expense)

 Interest Expense

        For the year ended December 31, 2005, interest expense was approximately $711,000 as compared to approximately $598,000 for the year ended December 31, 2004, representing an increase of approximately $113,000. This increase was due primarily to the increase in the amortization of beneficial conversion features of approximately $216,000, as described below. Partially offsetting this $216,000 increase is a decrease in interest expense of approximately $92,000, which relates to a $1,225,000 note payable to the Mark A. Emalfarb Trust that was cancelled in exchange for 367,868 Investment Units in November 2004.

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

Investment Income

For the year ended December 31, 2005, interest income was approximately $249,000 as compared to approximately $69,000 for the year ended December 31, 2004, representing an increase of approximately $180,000. Interest income increased beginning in the fourth quarter of 2004 due to the net proceeds from the private placement offering completed in early November 2004, which were placed in short-term investments. At December 31, 2005, all remaining proceeds were invested in money market funds.

 Provision for Income Taxes

We have no provision for U.S. income taxes as we have incurred operating losses in all periods presented and provide full valuation allowances against the resulting tax benefits. For the year ended December 31, 2005, we had a foreign income tax provision of approximately $64,000 compared to approximately $10,000 for the year ended December 31, 2004. Our Asian subsidiary operates in Hong Kong. We also have operations in Poland and The Netherlands. Our Asian subsidiary and, to a lesser extent, our Polish subsidiary generate profits that are taxable in their local jurisdictions. The increase from 2004 to 2005 resulted primarily from net operating loss carry forwards utilized by our Asian subsidiary during 2004 that lowered its effective tax rate during that year.

Net Loss

For the year ended December 31, 2005, the Company’s net loss was approximately $10,515,000, compared to a net loss of approximately $6,080,000 for the year ended December 31, 2004. This increase in net loss was due primarily to increases in operating expenses and decreased sales, as discussed above. We believe that we will continue to incur net losses in the near term future primarily because of our planned levels of research and development and additional general and administrative expenditures that will be necessary to accommodate the expected growth in the Enzyme and BioSciences Businesses.

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

        Ancillary to the Merger and October Offering, in November 2004, an additional 367,868 Investment Units were sold to Mark A. Emalfarb through the Mark A. Emalfarb Trust in exchange for the cancellation of the Company's note payable to the Mark A. Emalfarb Trust with a balance of $1,225,000. Incident to the Company’s completion of the Merger and the equity issuance transactions described above, a warrant to purchase 1.5 million shares of the Company's common stock issued in connection with the May 2003 $3.0 million revolving note payable to the Mark A. Emalfarb Trust (see Note 7 to our consolidated financial statements) was modified to reduce the exercise price from $4.50 to $3.33 per share. Additionally, the maturity date of this Bridge Loan was extended to January 1, 2007. As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification (determined using the Black-Scholes option pricing model, using the following assumptions: risk-free interest rate of 3.91%, dividend yield of 0%, expected volatility of 50% and an expected remaining life of 8.6 years, the remaining term of the warrant) will be amortized to interest expense through the new maturity date. The estimated fair value of the original warrant had been fully amortized to interest expense during the year ended December 31, 2004.

        As another incident to the Company’s completion of the Merger and the equity transactions described above, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note (see Note 7 to our consolidated financial statements) were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 will be amortized to interest expense through the new maturity date.

Cash Flow

From Operating Activities

As reflected in our consolidated financial statements, we have incurred losses from operations during each of the last two years, resulting in net cash used in operating activities of approximately $7,815,000 and $5,917,000 in 2005 and 2004, respectively. The increase in net cash used in operating activities was primarily due to the increase in net loss in 2005 of approximately $4,435,000 which was partially offset by improved working capital management.

 From Investing Activities

For the year ended December 31, 2005, our net cash used in investing activities was approximately $448,000 as compared to approximately $101,000 for the year ended December 31, 2004. This increase of approximately $347,000 relates to purchases of property and equipment. There are no immediate plans for large increases in capital assets expenditures; however, management is continually assessing such requirements concurrent with our growth. The Company made a purchase of $861,861 of land (the “Site”), which was obtained through the issuance of 300,300 shares of common stock (see Note 9 to Consolidated Financial Statements in Item 1). The Commercial Land Purchase and Sale Agreement obligates Dyadic to commence development of the Site within two (2) years following the closing date. During this two-year period, Dyadic is prohibited from re-transferring the Site to any other person other than (i) in connection with a sale of Dyadic, (ii) to an affiliate or (iii) with the approval of Dyadic's Board of Directors (a majority of its independent directors), to the Francisco Trust, the Mark A. Emalfarb Trust and/or any entity that is controlled, directly or indirectly, by Mark A. Emalfarb and/or his family members. It is not the Company’s intention to use its own funds to develop this property, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. There can be no assurance, however, that any joint venture or other arrangements will occur within the prescribed timeframe. The Company is evaluating the advantages and disadvantages of Site development relative to their impact on Dyadic’s future office and R&D needs and cash resources, and is also considering other alternatives to optimize the asset value of the Site at this time.

 From Financing Activities

For the year ended December 31, 2005, our net cash used in financing activities was approximately $98,000, for issuance costs related to the October 2004 private offering. During the year ended December 31, 2004, net cash provided by financing activities was approximately $24,879,000. This amount is primarily due to cash received from two private placements in 2004 resulting in net proceeds of approximately $27,393,000 which was partially offset by a $1,500,000 payment for the redemption of outstanding shares of our Series A convertible preferred stock and approximately $1,013,000 for repayment of notes payable.

Changes in Cash Positions

We experienced net decreases in cash and cash equivalents of approximately $8,361,000 in 2005 as compared to an increase of $18,861,000 in 2004 due to the consumption during 2005 of the cash received from our 2004 capital raising activities primarily to support our operating activities.

Financial Condition and Liquidity at December 31, 2005

Our 2004 and 2005 net losses, when combined with losses incurred through December 31, 2003, resulted in an accumulated deficit of approximately $34,008,000. As of December 31, 2005, stockholders' equity was approximately $15,272,000, a decrease of approximately $9,197,000 over December 31, 2004. The decrease is primarily due to the net loss of approximately $10,515,000.

We had a total of approximately $12,150,000 in cash and cash equivalents and restricted cash of approximately $35,000 as of December 31, 2005. Our outstanding indebtedness was approximately $4,214,000 as of December 31, 2005, and consisted of notes payable to certain stockholders, notes payable for Letter of Credit advances, and the Bridge Loan including related accrued interest payable.

We are committed to make annual minimum payments under our operating leases aggregating approximately $368,500 for 2006, approximately $263,000 in 2007, approximately $72,000 in 2008, approximately $72,000 in 2009, and approximately $251,000 thereafter. We also are committed to make annual minimum payments under our Polish contract manufacturing agreement of approximately $318,000 in 2006, approximately $310,000 in 2007 and approximately $101,000 in 2008. We have also entered into various agreements with independent third parties to conduct R&D activities on our behalf. One such agreement, entered into in July 2004, is with a third party to assist the Company in various research and development projects, for a total of $1.8 million in services, over the 26-month period ending September 30, 2006, which has been extended to December 31, 2006. Under the Development Agreement, the Company is required to utilize, and the third party has committed to provide research and development assistance valued at approximately $1.25 million. The consideration for these services includes 300,300 shares of the Company's common stock, valued at $1.0 million, and cash, $250,000 of which was paid upon execution of the Development Agreement. Pursuant to the Development Agreement, the 300,300 shares of common stock were placed in escrow and will be issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. The Development Agreement imposes cash penalties upon the third party in the event of nonperformance under the Development Agreement, beyond the forfeiture of any shares of common stock placed in escrow. At December 31, 2005, 7,523 shares of common stock were earned and are outstanding for services rendered under this agreement and the $250,000 cash prepayment was expensed in full both of which are included in research and development expense, in the accompanying consolidated statements of operations for the year ended December 31, 2005.

Our Commercial Land Purchase and Sale Agreement obligates us to commence development of the land that we acquired within two (2) years of the closing (in May 2007); however, it is not the Company’s intention to use its own funds to develop this property, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. The Company is evaluating the advantages and disadvantages of Site development relative to their impact on Dyadic’s future office and R&D needs and cash resources, and is also considering other alternatives to optimize the asset value of the Site at this time.

We have employment agreements with several officers and key employees of the Company, the material terms of which are described in Note 12 to our consolidated financial statements included in this report.

Funding of Future Operations

We believe that our operating losses will continue in 2006. In addition, our cash needs to fund our future operating loses will be substantial. We believe that we will have sufficient capital to fund our operations and meet our obligations through year end 2006 based on current sales volumes. Dyadic has established a number of flexible partnerships in the areas of manufacturing and research and development, enabling us to adjust spending in those areas as necessary, to achieve the objectives of our business plan, and manage both our resources and cash utilization rate. There can be no assurance, however, that we will achieve decreased cash outflows as a result of these factors, or achieve them in the timeframe outlined. We have yet to determine how much of our R&D efforts will be focused on the development of new enzymes for use in producing cellulosic ethanol, nor how these activities may be financed. It is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships, licensing or selling of certain technologies or other arrangements.

Additional funding, if sought, may not be available at all, or may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business, operating results and financial condition.

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

Foreign Operations

We have significant operations and sales generated in foreign countries. Sales derived from foreign customers accounted for approximately 91% and 86% of our total revenues in 2005 and 2004, respectively. Our Asian subsidiary is located in Hong Kong, and we have two other subsidiaries, one located in Poland and one located in The Netherlands. Estimates relating to our inventory valuation, receivable allowances, possible impairments to goodwill (which relates to our Asian subsidiary), and long-lived assets could be significantly impacted by international events.

Stock-Based Compensation

We have issued warrants and options to non-employees for services and in connection with obtaining debt in the past several years. We have recognized significant expense relating to the issuance of these equity instruments. In 2004, approximately $897,000 was recorded related to the modification of warrants issued in connection with debt, which is being amortized through the debt maturity date of January 1, 2007. Of this amount, approximately $371,000 was recognized as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005. Amortization of stock compensation expense of approximately $77,000 was also recognized in 2005 related to stock options issued to consultants, the original cost of which is being amortized over the respective service periods. Stock issued for consulting services during 2005 resulted in approximately $92,000 of compensation expense, as well.

We estimated the fair value of those securities using the Black-Scholes option-pricing model, or in the case of stock grants, the closing price of the stock on the date of grant, and expensed the estimated fair value over the service period or through the debt maturity date. The Black-Scholes model uses critical assumptions that significantly affect the estimated fair value of those awards, such as an estimated volatility factor of our common stock, the estimated lives of the awards (which is equal to the maximum contractual term for awards to non-employees) and presumed discount rates. Additionally, as further discussed below, we are required to recognize compensation expense on options issued to employees beginning in 2006, and we expect that we will use similar estimation methods. Changes in the volatility of our common stock and other estimation factors used in the Black-Scholes model can significantly impact the estimated value and resultant compensation cost on similar equity instruments issued in the future.

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

Evaluation of Potential Goodwill Impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we were required to perform an annual impairment review of the goodwill which is associated with our Asian subsidiary. This test involved the use of estimates to determine the estimated fair value of our Asian subsidiary and the comparison of that estimated fair value to the carrying value of the reporting unit. There are significant assumptions used in this impairment test, such as estimated cash flows, discount rates of return and terminal values. Several factors can change these assumptions, such as economic conditions or instability in foreign governments, among other things. Our estimates of the fair value indicated that it exceeded the carrying value of the reporting unit. Accordingly, no goodwill impairment charge was recorded. If the estimate of the fair value of the reporting unit is less than the carrying value at any future measurement dates, we may be required to record a goodwill impairment charge.

Income Taxes

We have recorded deferred tax assets relating to net operating loss carry forwards for United States federal tax purposes, inventories, depreciation and amortization, and accounts receivable allowance, among other items. We record a valuation allowance equal to 100% of the carrying value of our net deferred tax assets to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, a resulting reduction of the valuation allowance would increase our income in the period such determination was made. As of December 31, 2005, we had approximately $11,602,151 in gross deferred tax assets, which were fully offset by a valuation allowance.

We have net operating loss carryforwards of approximately $26.4 million for United States federal income tax purposes that will begin to expire in 2020. The amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer's account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. We review our accounts receivable reserve policy periodically, based on current risks, trends and changes in industry conditions. The allowance for doubtful accounts was approximately $531,000 at December 31, 2005. Although we believe this allowance is sufficient, if the financial condition of our customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact our consolidated financial statements. Concentrations of credit risk can impact this risk considerably. In 2005, there were two customers that accounted for 10% each of net sales, while in 2004 there were no customers that accounted for greater than 10% of net sales. There were three customers in 2005 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 16%, 7%, and 6%, respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

Inventory Valuation

Inventory, representing approximately 23% of our consolidated assets at December 31, 2005, primarily consists of finished goods including industrial enzymes used in the industrial, chemical and agricultural markets and is stated at the lower of cost or market using the average cost method. Finished goods include raw materials and manufacturing costs, substantially all of which are incurred pursuant to agreements with independent manufacturers. As part of the valuation process, excess, slow-moving and damaged inventories are reduced to their estimated net realizable value. Our accounting for excess, slow-moving and damaged inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. We review our inventory reserve policy periodically, based on current risks, trends and changes in industry conditions. We also maintain a provision for estimated inventory shrinkage and conduct periodic physical inventories to calculate actual shrinkage and inventory on hand. When preparing these estimates, management considers historical results, inventory levels and current operating trends. We have established valuation reserves associated with excess, slow-moving and damaged inventory and estimated shrinkage reserves of approximately $696,000 at December 31, 2005. These estimates can be affected by a number of factors, including general economic conditions and other factors affecting demand for our inventory. In the event our estimates differ from actual results, the allowance for excess, slow-moving and damaged inventories may be adjusted and could materially impact our consolidated financial statements.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the provisions issued in SAB No. 104, Revenue Recognition in Financial Statements. Revenue from product sales to customers, distributors and resellers is recorded when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and for which collectibility is reasonably assured. The Company provides for sales returns based on a historical analysis of returns. The estimate is updated for current return activity and the provision is adjusted accordingly. Should actual returns exceed management’s estimates, the provision may require further adjustment and accordingly, net sales may decrease.

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated financial statements and related footnotes of Dyadic International, Inc. can be found beginning with the Index to Consolidated Financial Statements following Part III of this Annual Report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

(b) There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

The information called for by Part III, Items 9, 10, 11, 12 and 14 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

ITEM 13. EXHIBITS

A)	Index to Exhibits

Exhibits	Description of Documents
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
10.1.1

Termination and License Agreement dated December 19, 2005, effective November 23, 2005 between Dyadic International, Inc., Dyadic International (USA), Inc., Dyadic Netherland, B.V., and TNO Quality of Life (formerly known as TNO Nutrition and Food Research Institute) (7)

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

10.5	Employment Agreement dated April 1, 2001 between Mark A. Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)
10.5.1	First Amendment to Employment Agreement dated March 16, 2006 between Mark A. Emalfarb and Dyadic International, Inc. (9)
10.6.1	Employment Agreement dated March 30, 2005 between Ratnesh (Ray) Chandra and Dyadic International, Inc. (4)
10.6.2	Employment Agreement dated January 31, 2005 between Wayne Moor and Dyadic International, Inc. (6)
10.6.3	Employment Agreement dated March 30, 2005 between Alexander (Sasha) Bondar and Dyadic International, Inc. (4)
10.6.4	Employment Agreement dated March 30, 2005 between Kent Sproat and Dyadic International, Inc. (4)
10.6.5	Employment Agreement dated March 16, 2006 between Glenn Nedwin and Dyadic International, Inc. (9)
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

10.8.1	Indemnification Agreement dated August 19, 2001 between Mark A. Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)
10.8.2	Indemnification Agreement dated August 19, 2001 between Stephen J. Warner and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)
10.8.3	Indemnification Agreement dated January 11, 2005 between Dyadic International, Inc. and Richard Berman (3)
10.8.4	Indemnification Agreement dated March 29, 2005 between Dyadic International, Inc. and Robert Shapiro (4)
10.8.5	Indemnification Agreement dated April 26, 2005 between Dyadic International, Inc. and Harry Rosengart (8)
10.9	Dyadic International, Inc. 2001 Equity Compensation Plan, as amended and assumed by Registrant (2)
10.9.1	Standard form of Director Stock Option Grant Agreement under Dyadic International, Inc. 2001 Equity Compensation Plan (3)
10.9.2	Second Amendment to Dyadic International, Inc. 2001 Equity Compensation Plan dated as of January 12, 2005 (3)
10.9.3	Form Employee Option Agreement under the Dyadic International, Inc. 2001 Equity Compensation Plan, as amended (4)
10.9.4	Performance-Vested Stock Option Agreement under the Dyadic International, Inc. 2001 Equity Compensation Plan, as amended granted to Glenn Nedwin (9)
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

10.21	Dyadic International, Inc. Statement of Director Compensation Policy (3)
14.1	Code of Ethics (10)
21	Subsidiaries of the Registrant (11)
23	Consent of Independent Registered Public Accounting Firm (11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (11)
32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (11)

(1)	Incorporated by reference from the Company’s Form 8-K, filed September 30, 2004 with the Securities and Exchange Commission.

(2)	Incorporated by reference from the Company’s Form 8-K, filed November 4, 2004, as amended with the Securities and Exchange Commission.

(3)	Incorporated by reference from the Company’s Form 8-K, filed January 14, 2005 with the Securities and Exchange Commission.

(4)	Incorporated by reference from the Company’s Form 8-K, filed April 1, 2005 with the Securities and Exchange Commission.

(5)	Incorporated by reference from the Company’s Form 10-QSB Quarterly Report for the nine months ended September 30, 2004.

(6)	Incorporated by reference from the Company’s Form 8-K, filed February 1, 2005 with the Securities and Exchange Commission.

(7)	Incorporated by reference from the Company’s Form 8-K, filed December 21, 2005 with the Securities and Exchange Commission.

(8)	Incorporated by reference from the Company’s Form 8-K, filed April 28, 2005 with the Securities and Exchange Commission.

(9)	Incorporated by reference from the Company’s Form 8-K, filed March 21, 2006 with the Securities and Exchange Commission.

(10)	Incorporated by reference from the Company’s Form 10-KSB, filed April 15, 2005 with the Securities and Exchange Commission.

(11)	Filed herewith.

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 is listed in exhibits 10.5, 10.5.1, 10.6.1, 10.6.2, 10.6.3, 10.6.4, 10.6.5, 10.9, 10.9.1, 10.9.2, 10.9.3, 10.9.4 and 10.21.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dyadic International, Inc.(Registrant)

Date: March 29, 2006                 By: /s/ Mark A. Emalfarb
                              Mark A. Emalfarb
                                                                                                         Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Mark A. Emalfarb and Wayne Moor and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 29, 2006

By:  /s/ Mark A. Emalfarb
Mark A. Emalfarb
Principal Executive Officer, Chairman of the Board of Directors
and President

By:  /s/ Glenn E. Nedwin
Glenn E. Nedwin
Principal Scientific Officer, Executive Vice President and Director

By:  /s/ Wayne Moor
Wayne Moor
Principal Financial and Accounting Officer

By:  /s/ Stephen J. Warner
Stephen J. Warner
Director

By:  /s/ Richard Berman
Richard Berman
Director

By:  /s/ Robert Shapiro
Robert Shapiro
Director

By: /s/ Harry Rosengart
Harry Rosengart
Director

Dyadic International, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dyadic International, Inc.

We have audited the accompanying consolidated balance sheet of Dyadic International, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyadic International, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

Certified Public Accountants
West Palm Beach, Florida
March 27, 2006

Dyadic International, Inc.

Consolidated Balance Sheet

December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$12,149,848
Restricted cash	34,658
Accounts receivable, net of allowance for uncollectible accounts of $530,738	2,869,167
Inventory	5,413,558
Prepaid expenses and other current assets	804,628
Total current assets	21,271,859

Fixed assets, net	1,732,929
Intangible assets, net	148,175
Goodwill	467,821
Other assets	132,280
Total assets	$23,753,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,601,455
Accrued expenses	1,400,937
Accrued interest payable to stockholders	142,629
Short term notes payable	267,590
Notes payable to stockholders of subsidiary	171,986
Income taxes payable	54,106
Total current liabilities	4,638,703

Long-term liabilities:
Notes payable to stockholders, including accrued interest	3,631,677
Other liabilities	106,685
Minority interest	103,891
Total long-term liabilities	3,842,253
Total liabilities	8,480,956

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	--
Common stock, $.001 par value,
Authorized shares - 100,000,000; issued and outstanding - 22,420,188	22,420
Additional paid-in capital	49,719,905
Notes receivable from exercise of stock options	(462,500)
Accumulated deficit	(34,007,717)
Total stockholders’ equity	15,272,108
Total liabilities and stockholders’ equity	$23,753,064

See accompanying notes.

Dyadic International, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2005	2004

Net sales	$15,882,969	$16,740,847

Cost of goods sold	12,856,607	12,832,890
Gross profit	3,026,362	3,907,957

Operating Expenses:
Research and development	4,898,876	3,621,451
Sales and marketing	2,808,937	1,856,710
General and administrative	5,321,229	3,756,965
Foreign currency exchange (gains) losses, net	(16,785)	213,471
Total operating expenses	13,012,257	9,448,597

Loss from operations	(9,985,895)	(5,540,640)

Other income (expense):
Interest expense	(710,537)	(597,906)
Investment income	249,280	69,011
Minority interest	(4,725)	(16,987)
Other (expense) income, net	1,535	16,654
Total other expense	(464,447)	(529,228)

Loss before income taxes	(10,450,342)	(6,069,868)

Provision for income taxes	64,228	9,714
Net loss	$(10,514,570)	$(6,079,582)

Net (loss) income applicable to holders of common stock	$(10,514,570)	$4,397,720

Net (loss) income per common share:
Basic	$(0.48)	$0.31
Diluted	$(0.48)	$(0.37)
Weighted average shares and equivalent shares used in calculating net income (loss) per share:
Basic	22,132,158	14,387,533
Diluted	22,132,158	16,324,085

See accompanying notes.

Dyadic International, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock Shares Amount		Additional Paid-in Capital	Note Receivable From Exercise Of Stock Options	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2003	12,460,806	$12,461	$7,557,209	$(250,000)	$(17,046,228)	$(9,726,558)
Dividends accrued on preferred stock	-	-	-	-	(350,684)	(350,684)
Accretion of preferred stock issuance costs	-	-	-	-	(16,653)	(16,653)
Amortization of deferred compensation on nonemployee stock options	-	-	318,485	-	-	318,485
Issuance of common stock and warrants in a private placement, net of expenses of $118,260	1,422,099	1,422	4,615,908	-	-	4,617,330
Issuance of common stock and warrants in a private placement, net of expenses of $2,727,513	7,629,204	7,629	22,670,107	-	-	22,677,736
Excess carrying value of Series A Preferred Stock over cash redemption amount	-	-	10,844,639	-	-	10,844,639
Issuance of common stock for employee bonuses	18,624	19	61,999	-	-	62,018
Issuance of common stock to investment bankers	32,204	32	(32)	-	-	-
Issuance of common stock from note conversion	367,868	368	1,224,632	-	-	1,225,000
Additional borrowing costs incurred from Bridge Loan warrant modification	-	-	342,898	-	-	342,898
Beneficial conversion feature from modification of convertible debt	-	-	554,387	-	-	554,387
Exercise of employee stock options granted by principal Stockholder	-	-	212,500	(212,500)	-	-
Net loss	-	-	-	-	(6,079,582)	(6,079,582)
Balance at December 31, 2004	21,930,805	21,931	48,402,732	(462,500)	(23,493,147)	24,469,016
Amortization of deferred compensation on nonemployee stock options	-	-	76,673	-	-	76,673
Issuance of common stock for consulting services	27,523	27	91,524	-	-	91,551
Issuance of common stock for termination agreement	161,560	162	287,415	-	-	287,577
Issuance of common stock for land purchase	300,300	300	861,561	-	-	861,861
Net loss	-	-	-	-	(10,514,570)	(10,514,570)
Balance at December 31, 2005	22,420,188	$22,420	$49,719,905	$(462,500)	$(34,007,717)	$15,272,108

See accompanying notes.

Dyadic International, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004
Operating activities
Net loss	$(10,514,570)	$(6,079,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	534,594	496,556
Amortization of intangible and other assets	68,136	90,132
Amortization of costs related to modification of notes payable to stockholder	371,136	155,013
Minority interest	4,725	16,987
Provision for doubtful accounts	140,922	433,431
Stock issued for consulting services	91,551
Compensation expense on non-employee stock options	76,673	318,485
Loss on asset disposal	2,448	--
Changes in operating assets and liabilities:
Accounts receivable	67,993	176,853
Inventory	1,228,475	(2,090,823)
Prepaid expenses and other current assets	21,521	(545,036)
Other assets	47,334	27,481
Accounts payable	(363,635)	471,172
Accrued expenses	67,921	487,474
Accrued interest payable to stockholders	34,925	56,148
Deferred revenue	(75,000)	29,244
Short term notes payable	267,590	--
Income taxes payable	41,297	3,763
Other liabilities	70,872	35,813
Total adjustments	2,699,478	162,693
Net cash used in operating activities	(7,815,092)	(5,916,889)
Investing activities
Purchases of property and equipment	(413,288)	(101,379)
Restricted cash on deposit	(34,658)	--
Net cash used in investing activities	(447,946)	(101,379)
Financing activities
Proceeds from sale of common stock, net of issuance costs	--	27,392,830
Payment of issuance costs related to private placement	(97,764)	--
Proceeds from (repayment of) notes payable to stockholders	--	(103,625)
Repayment of other notes payable	--	(909,849)
Payment for redemption of Redeemable Series A convertible preferred stock	--	(1,500,000)
Net cash (used in) provided by financing activities	(97,764)	24,879,356
Net (decrease) increase in cash and cash equivalents	(8,360,802)	18,861,088
Cash and cash equivalents at beginning of year	20,510,650	1,649,562
Cash and cash equivalents at end of year	$12,149,848	$20,510,650

Supplemental cash flow information:
Cash paid for interest	$298,214	$293,353
Cash paid for income taxes	$30,710	$59,919

Noncash activities:
Fair value of beneficial conversion feature	$--	$554,387
Fair value of warrant modification related to bridge loan	$--	$342,898
Fair value of common stock issued for land purchase	$861,861	$--
Common stock issued for offering costs	$--	$107,239
Common stock issued for settlement of liability and termination of agreement	$287,577	$--

See accompanying notes.

Dyadic International, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

1. Organization and Operations

General

Dyadic International, Inc. (the Company or Dyadic), based in Jupiter, Florida, with operations in the United States of America, Hong Kong and mainland China, Poland and The Netherlands, is a developer and distributor of specialty enzymes and related products for sale to the textile, food, animal feed, starch, pulp and paper and other industries. The Company is focused on functional proteomics through the discovery, development and manufacturing of novel products, including enzymes and proteins, derived from the genes of complex living organisms (including humans) found in the earth's biodiversity. Using its proprietary platform technologies for gene discovery and gene expression, Dyadic is developing additional biological products (e.g., proteins, enzymes, polypeptides and small molecules) for use by itself and for applications in large segments of the agricultural, energy, industrial, chemical and pharmaceutical industries.

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

In January 2004, the Company formed Dyadic Nederland B.V. (“Dyadic NL”), a Dutch corporation, for the development, use and marketing of High Throughput Screening (HTS) Systems utilizing fungal organisms.

Merger, Private Placement of Common Stock and Other Related Transactions

In October and November 2004, the Company entered into and executed several contemporaneous and related transactions (collectively, the Transactions) as described below.

Merger

Effective October 29, 2004, the Company entered into an Agreement of Merger and Plan of Reorganization (the Merger) with CCP Worldwide, Inc., a public reporting company, and its wholly-owned subsidiary, CCP Acquisition Corp. As a result of the Merger, CCP Acquisition Corp. was merged with and into the Company, with the Company being the surviving corporation. The Company changed its name to Dyadic International (USA) (“Dyadic-Florida”), Inc. In turn, CCP Worldwide, Inc. changed its name to Dyadic International, Inc., and stockholders of the Company received, in exchange for Company shares, shares of CCP Worldwide, Inc. on a one-for-one basis.

The Company recorded the Merger as the issuance of stock for the net monetary assets of CCP Worldwide, Inc. (which were nil), accompanied by a recapitalization. This accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. Thus the 10,807,668 new shares that were issued the stockholders of the Company are retroactively reflected as being outstanding for all periods presented in the accompanying consolidated financial statements. Additionally, because CCP Worldwide, Inc.'s net assets were nil, the 1,653,138 shares of common stock, representing the aggregate number of shares held by stockholders of CCP Worldwide, Inc. immediately prior to the Merger, have been retroactively reflected as outstanding for all periods presented in the accompanying consolidated financial statements. Finally, the accompanying consolidated financial statements retroactively reflect the authorized capital stock of CCP Worldwide, Inc. and the resultant change from no par to $0.001 par value on the Company's common stock.

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

Private Placement

In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum (the October Offering) dated October 2004, the Company sold 7,629,204 Investment Units, realizing gross proceeds of $25,405,249. An Investment Unit consists of one share of the Company's common stock and one five-year callable warrant to purchase one share of the Company's common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase the Company's common stock were issued to participants in the October Offering. Concurrently, the Company issued 711,050 warrants to purchase the Company's common stock at $5.50 per share to participants in the Offering completed in July 2004 as described below, as well as 247,730 warrants to purchase the Company's common stock at $5.50 per share and 495,460 warrants to purchase the Company's common stock at $3.33 per share, both to placement agents in the October Offering.

In July 2004, the Company completed a private offering (pursuant to a Term Sheet dated April 1, 2004) of its common and preferred equity securities, and raised gross proceeds of $4.7 million. The equity securities were offered as an Investment Unit, with each unit consisting of two shares of common stock and one share of Series B Preferred Stock, at a price of $10 per unit. The Company used $1.5 million of the proceeds from this offering to redeem all outstanding shares of Series A Preferred. Holders of the Series B Preferred Stock were entitled to receive noncumulative dividends at the rate of 8% per annum when and as declared by the Company's Board of Directors, have certain preferences in liquidation, and have voting rights identical to those of the holders of the Company's common stock. All of the outstanding shares of Series B Preferred Stock automatically converted into an equal number of shares of common stock upon closing of the private offering. After giving effect to the automatic conversion of the Series B Preferred Stock, a total of 1,422,099 shares of common stock were issued in connection with the offering. As the Company completed an additional private offering of its common shares pursuant to the Confidential Offering Memorandum described above, the Company granted the purchasers of these Investment Units warrants to acquire a total of 711,050 shares of the Company's common stock at $5.50 per share.

The Company incurred $2,727,573 of costs related to the October Offering and the Merger, including the subsequent registration of the Company's shares issued in the Merger and the October Offering. These costs are included as a reduction of additional paid-in capital.

Other Transactions

 Cancellation of Indebtedness

Ancillary to the Merger and October Offering, in November 2004, an additional 367,868 Investment Units were sold to Mark A. Emalfarb through the Mark A. Emalfarb Trust in exchange for the cancellation of the Company's note payable to the Mark A. Emalfarb Trust (see Note 7) with a principal balance of $1,225,000.

 Modification of Bridge Loan Warrant

As part of the Transactions, the warrant to purchase 1.5 million shares of the Company's common stock issued in connection with the May 2003 $3.0 million revolving note payable to the Mark A. Emalfarb Trust (see Note 7) was modified to reduce the exercise price from $4.50 to $3.33 per share. Additionally, the bridge loan maturity date was extended to January 1, 2007. As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification (determined using the Black-Scholes option pricing model, using the following assumptions: risk-free interest rate of 3.91%, dividend yield of 0%, expected volatility of 50% and an expected remaining life of 8.6 years, the remaining term of the warrant) will be amortized to interest expense through the new maturity date. The estimated fair value of the original warrant had been fully amortized to interest expense during the year ended December 31, 2003.

 Modification of Convertible Notes

Also as part of the Transactions, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note (see Note 7) were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and is reflected as a reduction of notes payable to stockholders in the accompanying consolidated balance sheet for the year ended December 31, 2004. It will be amortized to interest expense through the new maturity date.

Increase in Shares Reserved for Equity Plan

In September 2004, by written consent, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of common stock under the Equity Plan from 1,302,989 to 5,152,447.

Historical Results of Operations

The Company has incurred losses from operations during the last several years, which have resulted in an accumulated deficit of approximately $34 million as of December 31, 2005. The Company attributes these operating results to, among other things, negative trends in the textile enzymes sector, expansion of its operations, establishment of new affiliates, and increased research and development spending. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures in 2005.

The Company believes that there will be sufficient capital to fund its operations and meet its obligations through year end 2006, based on current sales volumes. The Company has established a number of flexible partnerships in the areas of manufacturing and research and development, enabling it to adjust spending in those areas as necessary, to achieve the objectives of its business plan, and manage both its resources and cash utilization rate. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, and sales of preferred and common equity securities. Additional funds may be needed and raised through public or private financings, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms favorable to the Company. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed may harm the Company’s business and operating results.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As described in Note 8, Dyadic has an 82.5% ownership interest in the outstanding shares of an affiliate that, until June 30, 2002, was accounted for under the equity method because the Company's ownership interest did not constitute a majority of the outstanding voting shares of the affiliate. In July 2002, the Company acquired additional voting rights such that, as of that date, it also owned a majority of the outstanding voting shares of the affiliate. Therefore, the investment in the affiliate was accounted for under the equity method through June 30, 2002, and as a consolidated subsidiary (with an allocation to minority interest) after that date.

Cash and Cash Equivalents

The Company considers as cash equivalents all interest-bearing deposits or investments with original maturities of three months or less when purchased.

Restricted Cash

Restricted cash of $34,658 consists of funds held by our general fiscal representative in Poland as a security deposit for potential Value Added Tax liabilities.

Accounts Receivable

Accounts receivable are recorded at their net realizable value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30, 60 or 90 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventory

Inventory consists of raw materials and finished goods, including industrial enzymes used in the industrial, chemical and agricultural markets, and is stated at the lower of cost or market using the average cost method. Finished goods include raw materials and manufacturing costs, substantially all of which are incurred pursuant to agreements with independent manufacturers. Provisions have been made to reduce excess or obsolete inventory to net realizable value.

At December 31, 2005, inventories consisted of the following:

Finished goods	$4,125,150
Raw materials	1,288,408
$5,413,558

Fixed Assets

Fixed assets are recorded at cost and depreciated and amortized using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are amortized over the lesser of their useful lives or the lease terms. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Intangible Assets

Intangible assets include patent and technology acquisition costs which are being amortized using the straight-line method over the twelve-year terms of the patents. No additional costs related to the patents and technology were incurred and capitalized in 2005 or 2004. The original value of intangible assets of $541,358 is presented net of accumulated amortization of $393,183 as of December 31, 2005, and amortization expense was $52,128 for each of the years ended December 31, 2005 and 2004. Amortization expense will be approximately the same as in 2006 and 2007 and will be approximately $44,000 in 2008, when these intangible assets will become fully amortized.

Goodwill

To apply the provisions of Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets (SFAS 142), the Company is required to identify its reporting units. Based on an analysis of economic characteristics and how the Company operates its business, the Company has designated its geographic locations as its reporting units: the United States (which includes the Company's subsidiary in Poland), The Netherlands, Hong Kong and mainland China. All goodwill is associated with the Hong Kong reporting unit. In accordance with the provisions of SFAS 142, the Company was required to perform an annual impairment review of goodwill. This test involved the use of estimates to determine the fair value of the Company's Asian reporting unit and the comparison of fair value to the carrying value of the reporting unit. The impairment reviews resulted in no goodwill impairment charge.

Long-Lived Assets

The Company reviews its long-lived assets, including fixed assets that are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss to the extent the carrying value exceeds the fair value. The Company records impairment losses resulting from abandonment in loss from operations. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the loss from operations line as general and administrative expense.

The Company does not believe that the there were any events or changes in circumstances that indicate that the carrying amounts of its long-lived assets may not be recoverable as of December 31, 2005.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2005 and 2004, advertising costs incurred by the Company totaled approximately $13,000 and $11,000, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs related to both present and future products are charged to operations when incurred. Revenue received for research and development is recognized as the Company meets its obligations under the related agreement.

Research and development costs incurred by type of project during the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

Internal development	$2,193,103	$1,677,210
Collaborations	2,705,774	1,944,241
	$4,898,877	$3,621,451

Research and development costs based upon type of cost incurred during the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

Personnel related	$1,074,383	$736,851
Laboratory and supplies	204,901	78,138
Outside services	2,705,774	1,944,241
Equipment and depreciation	674,906	646.253
Facilities, overhead and other	238,913	215,968
	$4,898,877	$3,621,451

The Company recognized $150,000 in research and development revenue for the year ended December 31, 2005, which is included in net sales in the accompanying consolidated statement of operations. No research and development revenue was recognized during the year ended December 31, 2004.

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

The following table reflects the calculation of basic and diluted net (loss) income per share for the periods presented:

	Year Ended December 31
	2005	2004

Net loss	$(10,514,570)	$(6,079,582)
Plus: Excess carrying value of Series A Preferred stock over cash rdemption	--	10,844,639
Less: Accrued dividends on preferred stock	--	(350,684)
Accretion of preferred stock issuance costs	--	(16,653)
Net (loss) income applicable to holders of common stock for basic clculation	(10,514,570)	4,397,720
Plus: Accrued dividends on preferred stock	--	350,684
Accretion of issuance costs	--	16,653
Interest on subordinated convertible notes payable	--	15,822
Less: Excess carrying value of Series A Preferred over cash redemption amount	--	(10,844,639)
Net loss applicable to holders of common stock for diluted calculation	$(10,514,570)	$(6,063,760)

Weighted average common shares used in computing net (loss) income pr share:
Basic	22,132,158	14,387,533
Plus: Common shares obtainable upon conversion of Series A Preferred	--	1,611,637
Common shares obtainable upon conversion of subordinatedonvertible notes payable		324,915
Diluted	22,132,158	16,324,085

Net (loss) income per common share:
Basic	$(0.48)	$0.31
Diluted	$(0.48)	$(0.37)

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

	Year Ended December 31
	2005	2004

Instruments to purchase common stock:
Stock options outstanding pursuant to the 2001 Equity Compensation Plan (see Note 11)	1,597,639	750,000
Other stock options	65,000	65,000
Warrants outstanding (see Note 9)	6,952,776	6,952,776
Common stock issuable pursuant to conversion features:
Subordinated convertible notes payable	473,835	473,835
Total shares of common stock considered anti-dilutive	9,089,250	8,241,611

There are a total of 300,300 contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company pursuant to the arrangement discussed in Note 12, of which 292,777 and 300,300 are also excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2005 and 2004, respectively. Such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement. As of December 31, 2005, 7,523 shares have been earned and are outstanding. None were earned or outstanding at December 31, 2004.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 sets forth four basic criteria that must be met before SEC registrants can recognize revenue. These criteria are: persuasive evidence of an arrangement must exist; delivery had to have taken place or services had to have been rendered; the seller's price to the buyer should be fixed or determinable; and collectibility of the receivable should be reasonably assured. Sales not meeting any of the aforementioned criteria are deferred. Sales are comprised of gross revenues less provisions for expected customer returns, if any. Reserves for estimated returns and inventory credits are established by the Company, if necessary, concurrently with the recognition of revenue. The amounts of reserves are established based upon consideration of a variety of factors, including estimates based on historical returns.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Certain accounts receivable from customers are collected and certain accounts payable to vendors are payable in currencies other than the functional currencies of the Company and its subsidiaries. These amounts are adjusted to reflect year-end exchange rates. Net translation adjustments and realized exchange gains and losses are included as a component of foreign currency exchange gains (losses), net, in the accompanying consolidated statements of operations.

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

In December 2005, the Board of Directors of the Company approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to present under the Equity Plan, as amended. The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective for the first fiscal year that begins after December 15, 2005, and will require that compensation expense associated with stock options be recognized in the statements of operations, rather than as footnote disclosure in the Company’s consolidated financial statements. The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s statements of operations upon implementation of SFAS 123R is approximately $1.3 million. All option grants made on and after January 1, 2006 will be accounted for in accordance with SFAS 123R.

While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 are held by the Company’s executive officers and directors, became immediately exercisable. The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s income statement upon implementation of SFAS 123R is approximately $1.3 million.

The Company’s pro forma information is as follows:
	Year Ended December 31
	2005	2004
Net (loss) income applicable to holders of common stock, as reported for basic calculation	$(10,514,570)	$4,397,720
Add: Stock-based employee compensation cost (intrinsic value method)	--	--
Deduct: Fair value method stock option expense	(1,599,134)	(143,886)
Pro forma net income (loss) applicable to holders of common stock, basic calculation	$(12,113,704)	$4,253,834

Net loss applicable to holders of common stock, as reported for diluted calculation	$(10,514,570)	$(6,063,760)
Add: Stock-based employee compensation cost (intrinsic value method)	--	--
Deduct: Fair value method stock option expense	(1,599,134)	(143,886)
Pro forma net loss applicable to holders of common stock, diluted calculation	$(12,113,704)	(6,207,646)

Net income (loss) per common share, as reported:
Basic	$(0.48)	$0.31
Diluted	$(0.48)	$(0.37)

Pro forma net loss per common share:
Basic	$(0.55)	$0.30
Diluted	$(0.55)	$(0.38)

Weighted average fair value per option granted during the period[1]	$1.36	$1.57
Assumptions:
Average risk free interest rate	4.00%	3.36%
Average volatility factor	.50	.50
Expected dividend yield	0%	0%
Expected life (in years)	5.00	5.00

1A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after September 1, 2005.  The Company does not anticipate that the adoption of the new standard will have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). The document is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. The FASB issued the Interpretation to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to the Interpretation, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. Early adoption of this Interpretation is encouraged. The adoption of the new standard did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005. The Company adopted SFAS 123R effective January 1, 2006. The grant-date fair value of employee share options and similar instruments is to be estimated using an option-pricing model adjusted for any unique characteristics of a particular instrument. If an equity award is modified after the grant date, incremental compensation costs are recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Two transition alternatives are allowed for the public entities: the modified-prospective-transition method or the modified-retrospective transition method. The Company will adopt SFAS 123R using the modified-prospective-transition method.

As permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method through December 31, 2005 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations depending on the levels of share-based payments granted in the future, although it will have no impact on the Company’s overall financial position or cash flows. Upon adoption of SFAS 123(R), no compensation expense will be recognized, as all of the Company’s employee stock options are fully vested as of December 31, 2005.

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to present under the Equity Plan, as amended. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 are held by the Company’s executive officers and directors, became immediately exercisable. The exercise prices of the affected stock options range from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of SFAS 123R. The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s statements of operations upon implementation of SFAS 123R is approximately $1.3 million. All option grants made on and after January 1, 2006 will be accounted for in accordance with SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 (SFAS 153). This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this Statement effective July 1, 2005. The adoption of SFAS 153 did not have a significant impact on our consolidated results of operations, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs: an Amendment to ARB No. 43 (SFAS 151). This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs, such as abnormal amounts of idle facility expense, freight, handling costs and wasted material, associated with operating facilities involved in inventory processing should be expensed or capitalized. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, although earlier adoption is permitted. The Company chose to early adopt the standard in 2005 and has recorded an adjustment for freight costs of approximately $68,000, which is included in cost of goods sold in the accompanying consolidated statement of operations for the year ended December 31, 2005.

3. Concentrations

The Company's credit risks consist primarily of uncollateralized accounts receivable from customers in the textile and other industries. The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required.

In 2005, there were two customers that accounted for approximately 10% each of net sales. In 2004 there were no customers that accounted for greater than 10% of net sales. There were three customers in 2005 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 16%, 7%, and 6%, respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

The Company conducts operations in Hong Kong, mainland China, Poland and The Netherlands through its foreign subsidiaries. The net assets (liabilities) of the Company as of December 31, 2005 that have foreign currency exchange exposure and the related foreign currencies are as follows: approximately $277, 000 - Chinese Yuan, $317,000 - Hong Kong Dollar and $(3,906,000) - Euro, respectively.

The Company generates a large portion of its sales from customers that are located outside the United States. Sales from external customers attributed to foreign countries, defined as the location of the corporate office of those customers, totaled $14,459,260 and $14,475,823 for the years ended December 31, 2005 and 2004, respectively.

4. Fixed Assets

At December 31, 2005, fixed assets consisted of the following:

	Estimated Useful Life	Amount
Lab and manufacturing equipment	3-10	$2,007,017
Furniture and fixtures	3-7	417,348
Leasehold improvements	5	163,871
Land	Indefinite	935,245
Vehicles	4-5	148,407
		3,671,888
Less accumulated depreciation and amortization		(1,938,959)
		$1,732,929

Depreciation and amortization expense of fixed assets for the years ended December 31, 2005 and 2004 is approximately $535,000 and $497,000, respectively, of which approximately $85,000 and $56,000 is included in cost of goods sold and approximately $450,000 and $441,000 is included in selling and administrative costs, respectively, in the accompanying consolidated statements of operations.

5. Accrued Expenses

At December 31, 2005, accrued expenses consisted of the following:

Accrued wages and benefits	$516,096
Accrued expenses relating to vendors and others	515,793
Fixed assets	135,888
Research and development	131,591
Accrued taxes payable	101,569
$1,400,937

6. Short Term Notes Payable

At December 31, 2005, the Company had approximately $267,590 of short term notes payable, related to bank cash advances from customer Letters of Credit (“LOC’s”). The LOC’s were settled in January and February of 2006. The Company incurred charges of approximately $2,900 related to these advances and will incur interest expense at rates of between 6% and 6.25% per annum.

7. Long-Term Liabilities

Long-term liabilities consist of the following at December 31, 2005:

Notes payable to stockholders:

Loan payable with a rate of 8% as of December 31, 2005 to Mark A. Emalfarb Trust (Bridge Loan), secured by all assets of the Company, in the original principal amount of $3,000,000, less $815,000 pay down, principal and accrued interest due January 1, 2007. Accrued interest of $239,941 included in principal balance. Net of unamortized beneficial conversion feature of $115,272.	$2,309,669

Unsecured convertible note payable to Mark A. Emalfarb Trust (Emalfarb Trust Note) with a rate of 6%, in the original principal amount of $750,766, dated May 2001, principal and accrued interest due January 1, 2007. Conversion price of $3.33. Accrued interest of $86,058 included in principal balance. Net of unamortized beneficial conversion feature of $135,684.	701,140

Unsecured convertible note payable to Francisco Trust u/a/d February 28, 1996 (the Francisco Trust) (Francisco Trust Note) with a rate of 6%, in the original principal amount of $664,839, dated May 2001, principal and accrued interest due January 1, 2007. Conversion price of $3.33. Accrued interest of $76,209 included in principal balance. Net of unamortized beneficial conversion feature of $120,180.	620,868
$3,631,677

Subordinated notes payable to the minority stockholders of a subsidiary, interest at a weighted average rate of 6.0% as of December 31, 2005, no fixed prepayment terms, classified as current.	$171,986

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

The Mark A. Emalfarb Trust and other Dyadic-Florida stockholders, collectively, were also granted warrants to purchase up to 1.5 million shares of the Company's common stock at the lesser of $4.50 per share or the Series A Preferred conversion price, expiring ten years from the date of grant (the Bridge Loan Warrant). In November 2004, the exercise price of the Bridge Loan Warrant was reduced to $3.33 and the maturity date was extended to January 1, 2007 in connection with the Merger. As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification, will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $115,272 is reflected as a reduction of notes payable to stockholders in the accompanying consolidated balance sheet as of December 31, 2005. Approximately $115,000 and $19,000 was amortized to interest expense during the years ended December 31, 2005 and 2004, respectively. Interest expense on the Bridge Loan excluding the amortization of the beneficial conversion feature, was approximately $194,000 and $234,000 for the years ended December 31, 2005 and 2004, respectively.

In connection with the Merger, the conversion prices of the convertible notes payable to the Mark A. Emalfarb Trust and the Francisco Trust were fixed at $3.33 and the maturity dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $255,864 is reflected as a reduction of notes payable to stockholders in the accompanying consolidated balance sheet as of December 31, 2005. Approximately $256,000 and $43,000 was amortized to interest expense during the years ended December 31, 2005 and 2004, respectively.

Interest expense on the convertible notes payable was approximately $95,000 and $71,000 for the years ended December 31, 2005 and 2004, respectively. The notes payable and accrued interest due on the convertible notes payable are convertible in whole or part into shares of the Company's common stock at any time, at a conversion price of $3.33.

Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts benefiting the Company's President and Chief Executive Officer, and the wife and children of Mark A. Emalfarb, respectively.

Interest expense on the subordinated notes payable to the minority stockholders of a subsidiary was approximately $10,300 and $10,600 for the years ended December 31, 2005 and 2004, respectively, and accrued interest of approximately $70,000 is included in accrued interest payable to stockholders as of December 31, 2005.

8. Investment in Affiliate

The Company owns 82.5% of a foreign textile, chemical and enzyme business. The Company can only vote 62.5% of the total outstanding shares of the subsidiary until it pays for additional voting rights. The Company has an option to purchase the remaining voting rights for a total of $405,000. This option can be exercised in $20,000 increments for each 1% of the additional voting rights. This option must be exercised once the affiliate reaches $900,000 in cumulative profit, as defined. Through December 31, 2005, the cumulative profit was approximately $556,000, and accordingly, the cumulative profit target has not yet been attained.

Each of the two other shareholders (the “minority interest”) of the subsidiary has agreed not to sell or otherwise transfer ownership in their remaining shares of the affiliate until October 2018. Until that time, the Company has a call option over any shares (presently 12.5% of the total outstanding shares) of the affiliate owned by the Sellers, exercisable after the above described $405,000 of remaining consideration has been paid, to purchase any shares of the affiliate owned by the Sellers. The exercise price is based on the results of operations of the affiliate for the 12 months preceding the exercise date.

Through December 31, 2005, neither the Company nor the minority interest have exercised any of the above described options.

9. Stockholders’ Equity (Deficit)

Issuances of Common Stock

In February 2005, the Company signed an agreement with an investor relations consulting firm for a one year term. In addition to monthly cash compensation and expense reimbursement, the Company issued 10,000 shares of common stock as compensation for services to be rendered, which were valued at $39,000 based on the fair market value of the Company’s common stock on the date of grant. An additional 10,000 shares of common stock were issued on May 25, 2005 in accordance with the agreement. The stock was valued at $27,500 based on the fair market value of the Company’s common stock on the date of grant. The common stock has not been registered under the Securities Act and may not be offered or sold absent registration under the Securities Act or an applicable exemption from such registration requirements. The stock certificate evidencing such securities bears a restricted legend. The agreement was terminated on August 25, 2005. The $39,000 and $27,500 are included in selling, general and administrative expenses for the year ended December 31, 2005.

In May 2005, the Company issued 300,300 shares of common stock pursuant to a real estate purchase contract with F&C Holdings, LLC (“Holdings”) dated July 31, 2004 (the “Commercial Land Purchase And Sale Agreement”), in exchange for an undeveloped 1.13 acre parcel of land (the “Site”). The Company recorded the land at $861,861, based on the fair market value of the Company’s common stock on the date of closing. Additional costs incurred of $73,384 also included in the value of the land for a total value of $935,245. The Company formed Dyadic Real Estate Holdings, Inc., a Florida corporation and wholly owned subsidiary in May 2005, to which it has assigned the Commercial Land Purchase and Sale Agreement and the Site.

The Site, which is in a planned community known as "Abacoa" is located in the Town of Jupiter, Florida (the “Town”). The Company has obtained final approval from the Town of Jupiter to construct an approximately 40,000 square foot commercial office biotech research and development building.

The Commercial Land Purchase and Sale Agreement obligates Dyadic to commence development of the Site within two (2) years following the closing date. During this two-year period, Dyadic is prohibited from re-transferring the Site to any other person other than (i) in connection with a sale of Dyadic, (ii) to an affiliate or (iii) with the approval of Dyadic's Board of Directors (a majority of its independent directors), to the Francisco Trust, the Mark A. Emalfarb Trust and/or any entity that is controlled, directly or indirectly, by Mark A. Emalfarb and/or his family members. It is not the Company’s intention to use its own funds to develop this property, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. There can be no assurance, however, that any joint venture or other arrangements will occur within the prescribed timeframe. The Company is evaluating the advantages and disadvantages of Site development relative to their impact on Dyadic’s future office and research and development (“R&D”) needs and cash resources, and is also considering other alternatives to optimize the asset value of the Site at this time.

If after two years from the closing (in May 2007), Dyadic has not commenced development of the Site, then Holdings shall, in exchange for a reconveyance Deed, pay the "Reconveyance Purchase Price" equal to the greater of the following: (i) $1.0 million or (ii) the "Market Value" of the shares of the Company's common stock, as defined, determined as of the date of the reconveyance notice from Holdings. The Reconveyance Purchase Price can be paid in all cash, or return of all the shares of the Company's common stock to the Company so long as the Market Value of the shares of the Company's common stock is greater than or equal to $1.0 million, or by combination of shares of the Company's common stock and cash, as determined in the sole and absolute discretion of Holdings.

In December 2005, the Company issued 161,560 shares of common stock to TNO Quality of Life (formerly known as TNO Nutrition and Food Research Institute)(“TNO”), in consideration for: (i) the termination of the Cooperation Agreement entered into August 12, 2003 between the Company, its subsidiary, Dyadic NL and TNO; (ii) the conversion of TNO’s technology license into a paid-up, exclusive, worldwide license to use that TNO technology in the field of Fungal HTS systems; (iii) TNO’s conferral upon Dyadic NL of the benefit of certain other proprietary covenants of TNO, including a right of first offer on non-fungal HTS systems developed by TNO during the three-year period following the Effective Date; (iv) TNO’s agreement to perform research services for Dyadic NL in connection with its efforts to complete the development of a Fungal HTS System on a favored pricing basis as a “Preferred Supplier”; (v) the cancellation of TNO’s rights to receive stock options, royalties, profits, or gains, if any, realized from a successful commercialization of the fungal HTS; and (vi) the satisfaction of all indebtedness of Dyadic NL to TNO, including a trade payable for research services rendered by TNO to Dyadic NL in the approximate amount of $377,000. The term of the Termination Agreement is until the first to occur of (i) the mutual written agreement of the parties or (ii) the expiration of the later of 18 years following the Effective Date or (ii) the date of the expiration of the last to expire of the patents licensed by TNO to Dyadic NL. The Termination Agreement is fully assignable by any of the parties, and contains the same arbitration provisions as were in the Cooperation Agreement. The stock was valued based on the fair market value of the Company’s common stock on the date of closing. A credit of approximately $76,000 resulting from this transaction is included in research and development expense in the accompanying consolidated statements of operations for the year ended December 31, 2005.

In December 2005, the Company issued 7,523 shares of common stock pursuant to a Development Agreement with a third party for services rendered to the Company for research and development projects. The term of the Development Agreement is a 26-month period ending September 30, 2006. In December 2004, the termination date was extended to December 31, 2006. The Company placed 300,300 shares of common stock in escrow which will be issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. Per the Development Agreement, the price used to calculate the number of shares issued was set at $3.33 per share, the value of the shares in the April 2004 Private Placement Memorandum. The fair value of the services rendered is then divided by the share price of $3.33 to determine the number of shares earned. The number of shares held in escrow as of December 31, 2005 is 292,777.

Warrants

At December 31, 2005 and 2004, 6,952,776 shares of common stock have been reserved for issuance under outstanding warrants. All of the warrants are fully vested and have expiration dates ranging from October 29, 2009 to May 29, 2013. Information concerning the Company’s warrant activity is as follows:

	2005		2004
		Weighted Average Exercise		Weighted Average Exercise
	Warrants	Price	Warrants	Price
Outstanding, at the beginning of year	6,952,776	$4.88	1,500,000	$3.33
Granted	--	--	5,452,776	5.30
Outstanding, at the end of year	6,952,776	$4.88	6,952,776	$4.88

All warrants granted in 2004 were in conjunction with the private offerings, except for 183,934 warrants related to the cancellation of indebtedness of the note payable to the Mark A. Emalfarb Trust.

10. Redeemable Series A Convertible Preferred Stock

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

In addition, holders of Series A Preferred were entitled to receive annual dividends at the rate of $0.36 per share (8%). No dividends were to be paid until the earlier of (i) two years, (ii) a Liquidation Event, as defined, (iii) the consummation of an underwritten Public Offering, as defined, (iv) the conversion into common stock of all of the Series A Preferred of the holder or (v) the date on which the preferred shares were acquired by the Company. Upon the consummation of a Qualified Public Offering, as defined, if prior to any of the events in items (i) through (v), all dividends accrued were to be extinguished. Dividends on the Series A Preferred may have been paid in cash or with Series A Preferred shares, at the Company's option. In addition, upon the consummation of a Qualified Public Offering, Series A Preferred shares would automatically convert into common stock on a one-for-one basis, subject to adjustment as defined in the Convertible Preferred Stock Purchase Agreement. In certain circumstance, holders also had the option to require the Company to redeem for cash any outstanding shares of Series A Preferred beginning in May 2006.

Issuance costs were being accreted up to the Series A Preferred liquidation value, which was equal to the Original Purchase Price plus all accrued and unpaid dividends, and were being charged to accumulated deficit over a 60-month period. At the end of the 60-month period, if the Company had not completed a Qualified Public Offering or Merger, as defined, then each holder of Series A Preferred could exercise a Put Option, requiring the Company to purchase all Series A Preferred shares outstanding.

On October 24, 2003, the Company and the holders of the Series A Preferred entered into a Conditional Consent and Waiver to Placement of Securities of Dyadic International, Inc. (the Consent and Waiver) to induce the Company to continue its efforts to conclude a private placement which raises at least $2.0 million for the Company, and to induce prospective investors in the Company to engage in negotiations with the Company pertaining to a private placement. The Consent and Waiver was subject to certain conditions which included the receipt by the Company of proceeds from the sale of Series B Preferred of at least $2.0 million under terms substantially similar to the holdersof Series B preferred as the rights, privileges and preferences of the holders of Series A Preferred. The Consent and Waiver would have resulted in acceptance by Series A investors of common stock for dividends accrued to date; termination of the continuing accrual of dividends; subordination of Series A Preferred Stock to Series B Preferred Stock (and any accrued but unpaid Series B Preferred Stock dividends) in the event of a liquidation, dissolution or winding up of the Company; elimination of one of two seats on the Company's Board of Directors; and a one-time wavier of anti-dilution rights by Series A Preferred investors.

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

Changes in the Series A Preferred for the years ended December 31, 2005 and 2004 are as follows:

	Series A Preferred Stock, No Par Value
	Number of shares	Amount
Balance at December 31, 2003	2,222,222	$11,977,302
Accretion of issuance costs	--	16,653
Accrued dividends	--	350,684
Redemption - June 2004:
Reversal of unaccreted issuance costs	--	75,039
Reversal of accumulated dividends	--	(2,419,678)
Share redemption	(2,222,222)	(10,000,000)
Balance at December 31, 2004	--	$--
Balance at December 31, 2005	--	$--

11. Stock Options

Effective May 2001, the Company adopted the Dyadic International, Inc. 2001 Equity Compensation Plan (the Equity Plan) under which 1,302,989 shares of common stock were reserved for issuance. In September 2004, by written consent, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of common stock under the Equity Plan from 1,302,989 to 5,152,447. All employees, as well as members of the Company's Board of Directors and Key Advisors, as defined, are eligible to participate in the Equity Plan. Under the Equity Plan, the Company may issue incentive stock options and nonqualified stock options to purchase shares of common stock, or the Company may issue shares of common stock. Such shares, if issued, may be subject to restrictions, as disclosed in the Equity Plan. In addition to stock options and stock grants, the Equity Plan allows for the issuance of Performance Units to an employee or Key Advisor. Each Performance Unit represents the right to receive an amount, in cash or in the Company's common stock, as determined by a committee of the Company's Board of Directors (the Committee), based on the value of the Performance Unit, if established performance goals are met.

In January 2005, a second amendment to the Equity Plan was approved removing the grant limitation of 100,000 options, shares or Performance Units issued per individual per calendar year or Performance Period, respectively, as defined. The Committee determines the term and exercisability of options; however, the term is not to exceed 10 years.

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to present under the Equity Plan, as amended. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 are held by the Company’s executive officers and directors, became immediately exercisable. The exercise prices of the affected stock options range from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective for the first fiscal year that begins after December 15, 2005, and will require that compensation expense associated with stock options be recognized in the statements of operations, rather than as footnote disclosure in the Company’s consolidated financial statements. The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s statements of operations upon implementation of SFAS 123R is approximately $1.3 million. All option grants made on and after January 1, 2006 will be accounted for in accordance with SFAS 123R.

A summary of activity relating to grants under the Equity Plan and grants of 65,000 options to nonemployees prior to the Equity Plan's adoption follows:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	815,000	$4.12	550,000	$4.27
Granted	980,889	3.26	341,500	3.58
Exercised	--	--	(75,000)	2.83
Forfeited	(133,250)	4.12	(1,500)	4.50
Outstanding, end of year	1,662,639	$3.61	815,000	$4.12
Exercisable, end of year	1,494,089	$3.66	494,050	$4.30
Options available for future grant, end of year (1)	3,536,184		4,383,823

(1)	Available options reduced by 18,624 shares of common stock issued to employees in 2004 in lieu of cash bonus.

Summarized information with respect to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.90 - $2.90	365,000	4.58	$2.47	281,250	$2.46
3.03 - 3.80	763,639	3.98	3.38	717,339	3.38
4.50 - 5.93	534,000	1.94	4.72	495,500	4.73
Totals	1,662,639	3.46	$3.61	1,494,089	$3.66

During 2001, options granted to employees prior to the Equity Plan's adoption were cancelled and replaced by options to purchase shares of the Company's common stock from the Francisco Trust (see Note 7). Authoritative accounting literature requires that such options be treated as though they were options granted by the Company.

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

•
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

In June 2005, the agreement was amended a second time to extend the due date of the $250,000 principal payment from June 30, 2005 to December 22, 2005 and to increase the interest rate from 6% per annum to 7% per annum, effective July 1, 2005. The principal and accrued interest were not paid by the due date, and accordingly, the Francisco Trust exercised its right to assign the shares of common stock back from the former officer to the Francisco Trust. The transfer of the shares occurred in February 2006.

•
During 1999, the Company granted an option to an employee to purchase 50,000 shares of the Company's common stock, with exercise prices between $2.00 and $3.00 per share, dependent upon whether certain production levels were attained. Options to purchase this stock were to vest on the later of December 31, 2002, or on the date that a production goal was met. This option was to be exercised within one year from the latter of this vesting date or the date the Company completed an underwritten pubic offering. Excess, if any, of fair market value over the exercise price on the vesting date would be recorded as compensation expense. In May 2001, these stock options were cancelled and replaced by stock options granted by the Francisco Trust. The options granted in 2001 carried the same provisions as the options granted in 1999. In 2001, the Company determined that the conditions required for use of a $2.00 per share exercise price were met, and the Company recognized $80,000 of compensation expense at that time. On November 3, 2004, the option to purchase shares from the Francisco Trust was exercised in its entirety by executing and delivering to the Francisco Trust an exercise agreement under which the exercise price, together with interest at a rate of 2.37% per annum, was to be paid on the first to occur of October 31, 2005 or 60 days following the date of termination of employment with the Company.

On October 31, 2005, the agreement was amended to extend the due date of the principal payment to October 31, 2006 or 60 days following the date of termination of employment with the Company and to require all unpaid accrued interest to be paid in full at that time. The interest rate was increased from 2.37% per annum to 4% per annum, beginning November 1, 2005.

•
In May 2000, the Company entered into a two-year employment agreement with its Senior Vice President, Marketing - Biotechnology Systems, granting options to purchase 25,000 shares of the Company's common stock for 110% of the initial public offering price in the event of an initial public offering. In May 2001, these stock options were cancelled and replaced by stock options granted by the

•
Francisco Trust at a fixed exercise price of $4.50 per share, which was not below the estimated fair market value of the options on the date of grant. Accordingly, no compensation expense has been recorded relating to this grant. On November 3, 2004, the option to purchase shares from the Francisco Trust was exercised in its entirety by executing and delivering to the Francisco Trust an exercise agreement under which the exercise price, together with interest at a rate of 2.37% per annum, was to be paid on the first to occur of October 31, 2005 or 60 days following the date of termination of employment with the Company.

On October 31, 2005, the agreement was amended to extend the due date of the principal payment to October 31, 2006 or 60 days following the date of termination of employment with the Company and to require all unpaid accrued interest to be paid in full at that time. The interest rate was increased from 2.37% per annum to 4% per annum, beginning November 1, 2005.

In 2005 and 2004, the Company issued options to other nonemployee consultants and advisors for services. In accordance with SFAS No. 123, such options are recorded at fair value, using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.15% to 3.82 % in 2004, and 4.05 % in 2005, dividend yield of 0%, expected volatility of 50% and an expected life of five years (the maximum contractual term). Compensation cost related to these options is reflected in the accompanying consolidated financial statements as follows:

	Year Ended December 31,
	2005	2004
General and administrative	$57,566	$284,651
Research and development	19,107	33,834
	$76,673	$318,485

12. Commitments and Contingencies

Employment Agreements

In 2001, the Company entered into an employment agreement with Mark A. Emalfarb, the Company's President and Chief Executive Officer. The agreement commenced on April 1, 2001, and terminated on March 30, 2004, but renewed for an additional two years because neither party gave written notice 60 days prior to March 30, 2003. In March 2006, the agreement was amended (the “First Amendment”) to extend the term of Mr. Emalfarb’s employment by one year, from March 30, 2006 to March 30, 2007, and to add an automatic renewal provision for succeeding one year terms unless either party gives the other a notice of non-renewal not less than 90 days prior to the expiration of the then term. The First Amendment makes no other changes to Mr. Emalfarb’s employment agreement. The agreement provides for an annual base salary of $300,000 and the payment of an annual bonus (based on goals and objectives to be agreed upon by the Board and Mr. Emalfarb) for each fiscal year or portion of a fiscal year, including but not limited to research and other business milestones, sales, profitability or cash flow goals. The Company agrees to cause the Committee to grant Mr. Emalfarb options to the same extent as the Committee grants to other senior executives of the Company and on the same terms and conditions.

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

In March 2005, the Company entered into employment agreements with two of its executive officers, and in connection therewith, promoted them to new offices: Mr. Kent M. Sproat, formerly Vice President, Manufacturing, was promoted to Executive Vice President, Enzyme Business and Mr. Ratnesh (Ray) Chandra, formerly Vice President, Marketing - BioSciences, was promoted to Senior Vice President, Marketing - Biotechnology Systems. Mr. Sproat was also promoted to the office of Executive Vice President of the Company’s operating subsidiary, Dyadic International (USA), Inc., a Florida corporation (“Dyadic-Florida”). The annual base compensation of Mr. Sproat and Mr. Chandra is $190,000 and $170,250, respectively. Mr. Sproat’s and Mr. Chandra’s employment agreements include provisions that might entitle them to extended severance benefits following the occurrence of a “Change of Control,” as defined, of either the Company or its BioSciences Business, in the case of Mr. Chandra, and following the occurrence of a “Change of Control” of either the Company or its Enzymes Business, in the case of Mr. Sproat. Under both agreements, upon a termination of the executive’s employment by the Company or its successor-in-interest other than “for Cause,” or a termination of his employment by the executive which is a “Constructive Termination of Employment Without Cause,” as defined, within 12 months following the occurrence of a Change of Control, he will become entitled to a severance benefit of monthly installments in the amount of 1/12th of his then annual base compensation for 18 months.

In addition, the Company entered into five other employment agreements with officers and key employees during 2005. The initial term of employment under all seven employment agreements ends on December 31, 2007, with automatic one-year renewals unless either party furnishes the other a notice of non-renewal not less than 90 days prior to the expiration of the then term. Each of them is eligible to earn a bonus each year of up to 40% of his annual base compensation based upon a bonus plan to be adopted and maintained by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) for such year.

Each employment agreement is terminable on account of the executive’s death or disability, or by the Company without cause or “for Cause. If the executive’s employment is terminated by the Company other than “for Cause,” upon the condition that he furnish the Company with a full general release, he is entitled to receive a severance benefit of monthly installments in the amount of 1/12th of his then annual base compensation for a period of 6 months for a combined potential severance benefit of up to approximately $593,000.

Employee Benefit Plan

The Company has a 401(k) defined contribution plan in which all employees are eligible to participate. Participants may elect to defer up to 80% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. The Company elected not to provide for matching employer contributions for the years ended December 31, 2005 and 2004.

Manufacturing Agreements

The Company entered into an agreement, which is cancellable under certain circumstances (the Manufacturing Agreement) in October 1999, under which a foreign manufacturer conducts contract production of certain products for the Company at its facilities. The Company provides the foreign manufacturer with all technical and technology information, instructions and procedures available to the Company and necessary for the production, packing and testing of the product. The Manufacturing Agreement requires the payment of monthly charges based on capacity usage, ultrafiltration costs, disposal costs, raw material costs and reimbursement of plant modification costs. In July 2001, the Company agreed to pay a total of approximately $1.6 million in plant modification costs in monthly installments of $25,197, plus LIBOR (2.4% at December 31, 2005), over a seven-year period. Payments are denominated in Euros. Remaining minimum payments under the Manufacturing Agreement, including interest at the December 31, 2005 LIBOR rate, are as follows:

Year ending December 31,
2006	$318,466
2007	309,875
2008	101,382
$729,723

The Manufacturing Agreement is being accounted for as a service agreement. Accordingly, annual payments are reflected as a component of cost of goods sold in the annual period in which each payment is due.

The Company made a request of its product manufacturer to expand production capacity in order to produce higher volumes of existing and new products. The Company concluded an agreement in December 2004 with the manufacturer to provide an additional 50 cubic meters of fermentation capacity and associated recovery capacity with the majority of the capital necessary for this expansion to be provided by the manufacturer. This expansion has been completed and will be fully operational in 2006. Dyadic has committed to direct payment for certain removable equipment for this expansion of approximately $133,000. Should the Company require additional capacity in the future, and the current contract manufacturer cannot obtain the funding necessary to provide the needed capital to honor its obligation to the Company under the Manufacturing Agreement, this will negatively affect the Company's ability to meet its production requirements and therefore impact its financial position, results of operations and cash flows. In such an event, the Company would have to locate additional capacity with another contract manufacturing facility. The Company believes it has these resources available if needed, to support any additional production needs.

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

On July 30, 2004, the Company entered into a Development Agreement with a third party to assist the Company in various research and development projects over the 26-month period ending September 30, 2006. In December 2004, the termination date was extended to December 31, 2006. Under the Development Agreement, the Company is required to utilize, and the third party has committed to provide, research and development assistance valued at approximately $1.25 million. The consideration for these services includes 300,300 shares of the Company's common stock, valued at $1.0 million, and cash, $250,000 of which was paid upon execution of the Development Agreement. Pursuant to the Development Agreement, the 300,300 shares of common stock were placed in escrow and will be issued to the third party as earned during the contractual period, at which time they will be outstanding. The Development Agreement imposes cash penalties upon the third party in the event of nonperformance under the Development Agreement, beyond the forfeiture of any shares of common stock placed in escrow. At December 31, 2005, 7,523 shares of common stock were earned and are outstanding for services rendered under this agreement (see Note 9) and the $250,000 cash prepayment was expensed in full both of which are included in research and development expense, in the accompanying consolidated statements of operations for the year ended December 31, 2005.

Litigation, Claims and Assessments

In the opinion of management, there are no known pending legal proceedings that would have a material effect on the Company's financial position, results of operations or cash flows.

Leases

The Company’s corporate headquarters are located in Jupiter, Florida, in approximately 5,700 square feet of space occupied under a lease with a monthly rental rate of approximately $8,700 that expires on December 31, 2007. The lease has an escalation clause, an option to extend the lease for two years, and includes the rental of additional space beginning in April 2006 for a total of 8,500 square feet at a monthly rate of $15,200. The Company leases a lab facility in Jupiter, Florida, with a monthly rental rate of $1,500 that expires on June 30, 2006. The Company also leases a 3,150 square foot lab facility and a storage building in Greensboro, North Carolina, with a monthly rental rate of $1,955 which expires on December 31, 2006.

The Asian subsidiary leases its office premises and staff accommodations under nine operating lease arrangements for terms ranging from two to ten years.

The Company's Asian subsidiary leases a facility in Hong Kong from a minority stockholder of the subsidiary. Rent expense under this arrangement was approximately $25,000 and $23,000 for the years ended December 31, 2005 and 2004, respectively.

Dyadic Nederland B.V. leases office and lab space with a monthly rental rate of approximately $4,000, which expires on December 31, 2006 and can be renewed for one year periods through December 31, 2007.

Future minimum lease commitments due for facilities and equipment leases under noncancellable operating leases at December 31, 2005 are as follows:

Operating Leases
2006	$368,500
2007	263,058
2008	71,867
2009	71,867
2010 and thereafter	251,420
Total minimum lease payments	$1,026,712

Rent expense under all operating leases for the years ended December 31, 2005 and 2004 totaled approximately $316,000 and $252,000, respectively, of which approximately $81,000 and $56,000 is included in cost of goods sold and approximately $235,000 and $196,000 is included in general and administrative costs, respectively, in the accompanying consolidated statements of operations.

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

The Company holds three issued United States patents and twenty-four issued international patents, including claims that cover the C1 Expression Technology (a host organism that performs protein expression and related services for laboratory research, clinical trials and commercial production) and 3 PCT Publications. The Company has 51 United States and international patent applications filed. The patent positions of biopharmaceutical and biotechnology companies, including the Company's patent position are generally uncertain and involve complex legal and factual questions. The Company will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The Company intends to apply for patents covering both its technologies and products as it deems appropriate. However, existing and future patent applications may be challenged and may not result in issued patents. The Company's existing patents and any future patents it obtains may not be sufficiently broad to prevent others from practicing the Company's technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around the Company's patented technologies. In addition, others may challenge or invalidate the Company's patents, or its patents may fail to provide the Company with any competitive advantages.

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

Litigation, Other Proceedings or Third Party Claims of Intellectual Property Infringement

The Company's commercial success is dependent in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that the Company has entered into with regard to its technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that the Company may wish to utilize with the Company's C1 Host Technology, its C1 Expression System, its C1 Screening System or products or systems that are similar to products or systems  developed with the use of the Company's C1 Host Technology. If these patent applications result in issued patents and the Company wishes to use the claimed technology, the Company would need to obtain a license from the third party.

Third parties may assert that the Company is employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that the Company's technologies infringes these patents. The Company could incur substantial costs and diversion of management and technical personnel in defending itself against any of these claims or enforcing its patents or other intellectual property rights against others. Furthermore, parties making claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to further develop, commercialize and sell products, and could result in the award of substantial damages against the Company. If a claim of infringement against the Company is successful, the Company may be required to pay damages and obtain one or more licenses from third parties. The Company may not be able to obtain these licenses at a reasonable cost, if at all. In that event, the Company could encounter delays in product commercialization while it attempts to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent the Company from commercializing available products.

Further, the taxonomic classification of the Company's C host organism was originally determined using classical morphological methods. More modern taxonomic classification methods indicate that the Company's C1 host organism will be reclassified as a different genus and species. The Company anticipates that with the genomic sequence and after the completion of the expected annotation of the C1 genome, it will be in a better position to determine the genus and species of the C1 Host organism. Some of the possible species that the C1 host could be reclassified as could be the subject of patent rights owned by others. The Company believes, based on its evaluation of the relevant field of science and discussions with our consulting professionals that any such patent rights would be invalid, and were litigation over the issue to ensue, the Company believes it should prevail. If the Company did not prevail to settle any such litigation or pre-litigation claims, the Company could be required to enter into a cross-licensing arrangement, pay royalties or be forced to stop commercialization of some of its activities.

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

Real Estate Purchase Contract

In May 2005, the Company purchased an undeveloped 1.13 acre parcel of land (the “Site”) pursuant to a real estate purchase contract with F&C Holdings, LLC (“Holdings”) dated July 31, 2004 (the “Commercial Land Purchase And Sale Agreement”) (see Note 9). The Company formed Dyadic Real Estate Holdings, Inc., a Florida corporation and wholly owned subsidiary in May 2005, to which it has assigned the Commercial Land Purchase and Sale Agreement and the Site. The Site, which is in a planned community known as "Abacoa" is located in the Town of Jupiter, Florida (the “Town”). The Company has obtained final approval from the Town of Jupiter to construct approximately a 40,000 square foot commercial office biotech research and development building.

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

If after two years from the closing (in May 2007), Dyadic has not commenced development of the Site, then Holdings shall, in exchange for a reconveyance Deed, pay the "Reconveyance Purchase Price" equal to the greater of the following: (i) $1.0 million or (ii) the "Market Value" of the shares of the Company's common stock, as defined, determined as of the date of the reconveyance notice from Holdings. The Reconveyance Purchase Price can be paid in all cash, or return of all the shares of the Company's common stock to the Company so long as the Market Value of the shares of the Company's common stock is greater than or equal to $1.0 million, or by combination of shares of the Company's common stock and cash, as determined in the sole and absolute discretion of Holdings. The Company is currently assessing its alternatives for development of the Site, and continues to expect to commence development by December 31, 2006.

13. Segment Data Information

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

The Company has three reportable segments: U.S. operations, Asian operations and Netherlands operations. The U.S. reportable segment includes a subsidiary in Poland that is considered auxiliary and integral to the U.S. operations. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The U. S. operating segment is a developer, manufacturer and distributor of enzyme products, proteins, peptides and other bio-molecules derived from genes, and a collaborative licensor of enabling proprietary technology for the development and manufacturing of biological products and use in research and development. The Asian operating segment is engaged in the manufacturing and distribution of chemical and enzyme products to the textile and pulp and paper industries. The Netherlands operating segment is also a developer of enzyme products, proteins, peptides and other bio-molecules derived from genes and to date has invested solely in research and development activities. In 2005, one customer in the US operating segment and one customer in the Asian operating segment accounted for approximately 10% each of net sales. In 2004 there were no customers that accounted for greater than 10% of net sales.

The following table summarizes the Company's segment and geographical information:

	Year Ended December 31, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$9,697,517	$6,185,452	$--	$--	$15,882,969
Intersegment	883,054	--	--	(883,054)	--
Total net sales	10,580,571	6,185,452	--	(883,054)	15,882,969

(Loss) Income from operations	(9,167,942)	141,866	(1,037,308)	77,489	(9,985,895)
Investment income	291,407	742	20	(42,889)	249,280
Interest expense (a)	(511,793)	(65,603)	(176,030)	42,889	(710,537)
Depreciation and amortization	154,177	61,917	386,636	--	602,730
Capital expenditures	216,187	169,549	27,552	--	413,288
Total assets at December 31, 2005	22,886,076	3,406,963	73,768	(2,613,743)	23,753,064

	Year Ended December 31, 2004
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$10,531,556	$6,209,291	$--	$--	$16,740,847
Intersegment	790,096	--	--	(790,096)	--
Total net sales	11,321,652	6,209,291	--	(790,096)	16,740,847

(Loss) Income from operations	(4,695,798)	146,245	(961,463)	(29,624)	(5,540,640)
Investment income	112,892	228	63	(44,172)	69,011
Interest expense (a)	(578,287)	(63,786)	(5)	44,172	(597,906)
Depreciation and amortization	171,502	43,064	372,122	--	586,688
Capital expenditures	16,750	84,629	--	--	101,379
Total assets at December 31, 2004	31,068,608	3,074,829	380,573	(1,801,584)	32,722,426

(a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment is allocated to the Netherlands operating segment.

14. Income Taxes

No provision for United States income taxes has been recognized for the years ended December 31, 2005 and 2004 as the Company has incurred operating losses and has established a full valuation allowance. The Company's operations in Poland, Hong Kong and The Netherlands are subject to income taxes in these jurisdictions. The provisions for income taxes consist of the following:

	Year Ended December 31,
	2005	2004
Current:
U.S.	$--	$--
Foreign	64,228	9,714

Deferred:
U.S.	--	--
Foreign	--	--
	$64,228	$9,714

The United States and foreign components of loss from continuing operations before income taxes are as follows for the years ended December 31:

	2005	2004
United States	$(9,318,730)	$(5,071,475)
Hong Kong	81,706	99,932
Other foreign	(1,213,318)	(1,098,325)
	$(10,450,342)	$(6,069,868)

The primary difference between the Company's income tax benefit computed at the U.S. statutory rate of 34% and the effective tax rates for the years ended December 31, 2005 and 2004 is the change in the valuation allowance in the respective periods that results from the Company not recording a deferred income tax benefit for its net operating losses.

The significant components of the Company’s net deferred tax assets and liabilities consisted of the following at December 31, 2005:

Current tax assets and liabilities:
Accrued expenses	$259,217
Inventory reserves	240,188
Other items, net	7,375
Depreciation and amortization	133,999
640,779

Non-current tax assets and liabilities:
Net operating loss and tax credit carryforwards	10,961,372
Total non-current	10,961,372
Valuation allowance	(11,602,151)
Net deferred tax assets	$-

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $11,602,151 against its net deferred taxes is necessary as of December 31, 2005. The change in valuation allowance for the years ended December 31, 2005 and 2004 is $4,279,185and $2,562,724, respectively.

At December 31, 2005, the Company had approximately $26,428,000 of U.S. net operating loss carryforwards remaining, which will expire beginning in 2020. As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effects of this change, if any, has not been undertaken.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2005	2004
Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	.22	.68
Change in valuation allowance	40.50	42.36
Research and development credits	(3.09)	(5.41)
	-%	-%

15. Subsequent Events

In March 2006, the Company hired Glenn E. Nedwin, Ph.D. to become (i) the Company’s Chief Scientific Officer, (ii) an Executive Vice President of the Company and (iii) the President of the BioSciences business of the Company’s wholly-owned subsidiary, Dyadic International (USA), Inc. Dr. Nedwin will have responsibility for all scientific and R&D related activities of the Company and each of its subsidiaries and will also be responsible for strategic business development of corporate partnering, strategic alliance and material collaborative research. Dr. Nedwin’s annual base salary is $300,000, and he is eligible to earn a bonus each year of up to 25% of his then annual base salary based upon a bonus plan adopted and maintained by the Compensation Committee of the Board of Directors of the Company for such year. Dr. Nedwin has been elected to the Board as a Class III director for a term which expires at the 2007 annual stockholders’ meeting.