Form 10QSB
period 2006-03-31
DYADIC INTERNATIONAL INC
filed 2006-05-15
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 15, 2006, there were 24,276,585 shares of registrant’s common stock outstanding, par value $.001 (including 257,378 shares held in escrow).

Transitional Small Business Disclosure Format (Check One): Yes { }; No {X}

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Dyadic International, Inc.
Condensed Consolidated Balance Sheet
March 31, 2006
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,104,190
Restricted cash	34,658
Accounts receivable, net of allowance for uncollectible accounts of $523,326	2,788,882
Inventory	5,952,959
Prepaid expenses and other current assets	1,030,927
Total current assets	18,911,616

Fixed assets, net	1,787,766
Intangible assets, net	135,143
Goodwill	467,821
Other assets	121,038
Total assets	$21,423,384

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,689,922
Accrued expenses	1,100,027
Accrued interest payable to stockholders	143,592
Current portion of notes payable to stockholders	1,557,960
Short term notes payable	104,250
Income taxes payable	54,269
Total current liabilities	5,650,020

Long-term liabilities:
Notes payable to stockholders, net of current portion	2,338,487
Other liabilities	111,471
Minority interest	104,556
Total long-term liabilities	2,554,514
Total liabilities	8,204,534

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	--
Common stock, $.001 par value,
Authorized shares - 100,000,000; issued and outstanding - 22,467,577	22,468
Additional paid-in capital	49,763,907
Notes receivable from exercise of stock options	(212,500)
Accumulated deficit	(36,355,025)
Total stockholders’ equity	13,218,850
Total liabilities and stockholders’ equity	$21,423,384

See accompanying notes.

Dyadic International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$3,825,756	$3,734,360

Cost of goods sold	2,940,383	2,984,756
Gross profit	885,373	749,604

Expenses:
Research and development	907,679	1,568,006
Sales and marketing	802,930	569,431
General and administrative	1,334,569	1,449,322
Foreign currency exchange losses (gains), net	31,261	(61,262)
Total expenses	3,076,439	3,525,497

Loss from operations	(2,191,066)	(2,775,893)

Other income (expense):
Interest expense	(173,954)	(173,402)
Investment (loss) income, net	102,034	(71,259)
Minority interest	(663)	(7,424)
Other expense, net	(58,050)	(68,010)
Total other expense	(130,633)	(320,095)

Loss before income taxes	(2,321,699)	(3,095,988)

Provision for income taxes	25,609	12,307
Net loss	$(2,347,308)	$(3,108,295)

Net loss per common share:
Basic and Diluted	$(0.10)	$(0.14)
Weighted average common shares used in calculating net loss per share:
Basic and diluted	22,431,596	21,934,583

See accompanying notes.

Dyadic International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three-Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(2,347,308)	$(3,108,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	58,021	120,954
Amortization of intangible and other assets	13,032	22,533
Amortization of costs related to modification of notes payable to stockholder	92,784	92,785
Minority interest	663	7,424
(Reversal of) provision for doubtful accounts	(6,331)	7,200
Stock issued to officer	50,000	--
Stock issued for consulting services	112,756	3,740
Compensation expense on stock option grants	131,293	7,680
Changes in operating assets and liabilities:
Accounts receivable	86,616	1,036
Inventory	(539,401)	(105,036)
Prepaid expenses and other current assets	(226,299)	117,226
Other assets	11,241	(952)
Accounts payable	78,074	(29,293)
Accrued expenses	(114,208)	(28,657)
Accrued interest payable to stockholders	963	(45,611)
Income taxes payable	163	(2,763)
Short term notes payable	(163,340)	--
Other liabilities	4,786	(1,358)
Total adjustments	(409,187)	166,908
Net cash used in operating activities	(2,756,495)	(2,941,387)
Investing activity
Purchases of fixed assets	(289,163)	(34,455)
Net cash used in investing activity	(289,163)	(34,455)
Financing activity
Payment for issuance costs related to private offering	--	(97,764)
Net cash used in financing activity	--	(97,764)
Net decrease in cash and cash equivalents	(3,045,658)	(3,073,606)
Cash and cash equivalents at beginning of period	12,149,848	20,510,650
Cash and cash equivalents at end of period	$9 ,104,190	$17,437,044
Supplemental cash flow information:
Cash paid for interest	$80,201	$137,410
Cash paid for income taxes	$2,140	$24,093

See accompanying notes.

Dyadic International, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

General

Dyadic International, Inc. (the “Company” or “Dyadic”), based in Jupiter, Florida, with operations in the United States of America, Hong Kong and mainland China, Poland and The Netherlands, is engaged in the development, manufacture and sale of biological products using a number of proprietary fungal strains to produce enzymes and other biomaterials, principally focused on a system for protein production based on the patented Chrysosporium lucknowense fungus, known as C1. Dyadic is applying its technologies to produce enzymes for use in converting various agricultural products (e.g. corn) and waste products (e.g. switch grass, wheat straw, sugar cane bagasse, etc.) into fermentable sugars, which can then be used in the production of traditional and cellulosic ethanol as well as other products currently derived from petroleum. Dyadic's C1 technology also is being developed to facilitate the discovery, development and large-scale production of human antibodies and other high-value therapeutic proteins. Dyadic currently sells more than 45 liquid and dry enzyme products to more than 200 industrial customers in approximately 50 countries for the textile, pulp and paper and animal feed industries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the United States Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to Dyadic International, Inc.’s audited consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC.

Historical Results of Operations

The Company has incurred losses from operations during the last several years, which have resulted in an accumulated deficit of approximately $36.4 million as of March 31, 2006. The Company attributes these operating results to, among other things, negative trends in the textile enzymes sector, expansion of its operations, establishment of new affiliates, and increased research and development spending. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures during 2005 and through 2006. The Company believes these discretionary research and development expenditures will continue in 2007 and possibly beyond.

The Company believes that there will be sufficient capital to fund its operations and meet its obligations for the next twelve months, based on current sales volumes and proceeds from the recent warrant and stock option exercises. The Company has established a number of flexible partnerships in the areas of manufacturing and research and development, enabling it to adjust spending in those areas as necessary, to achieve the objectives of its business plan, and manage both its resources and cash utilization rate. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, and sales of preferred and common equity securities. Additional funds may be needed and raised through public or private financings, exercise or conversion of equity instruments, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms favorable to the Company. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed may harm the Company’s business and operating results.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application was permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after September 1, 2005.  The Company addopted this standard on January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). The document is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. The FASB issued the Interpretation to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to the Interpretation, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar year-end companies). The Company addopted this standard on January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

As discussed in Note 3, Share-Based Compensation, the Company adopted FASB No. 123(R) effective January 1, 2006 under the “modified prospective” method. The Company recorded $131,293 in stock based compensation during the first quarter of 2006, and estimates that, based on current share-based awards granted to date, share-based compensation expense for fiscal 2006 will be approximately $1.2 million.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from those estimates.

Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the periods.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

	Three-Months Ended March 31,
	2006	2005

Instruments to purchase common stock:
Stock options outstanding pursuant to the 2001 Equity Compensation Plan	2,810,361	1,395,389
Other stock options	65,000	65,000
Warrants outstanding	6,952,776	6,952,776
Common stock issuable pursuant to conversion features:
Subordinated convertible notes payable	473,835	473,835
Total shares of common stock considered anti-dilutive	10,301,972	8,887,000

There are contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company pursuant to the arrangement described in Note 3 (Share-based Compensation) - Common Stock Issuances, of which 257,378 and 300,300 shares are also excluded from the calculation of diluted net income (loss) per share for the three-months ended March 31, 2006 and 2005, respectively. Such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement. As of March 31, 2006, 42,922 shares have been earned and are outstanding. None were earned or outstanding at March 31, 2005.

Inventory

Inventory consists of raw materials and finished goods, including enzymes used in the industrial, chemical and agricultural markets, and is stated at the lower of cost or market using the average cost method. Finished goods include raw materials and manufacturing costs, substantially all of which are incurred pursuant to agreements with independent manufacturers. Provisions have been made to reduce excess or obsolete inventory to net realizable value.

At March 31, 2006, inventory consisted of the following:

Finished goods	$4,538,862
Raw materials	1,414,097
Total inventory	$5,952,959

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

No research and development revenue was recognized during the three-month periods ended March 31, 2005 and 2006.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Certain accounts receivable from customers are collected and certain accounts payable to vendors are payable in currencies other than the functional currencies of the Company and its subsidiaries. These amounts are adjusted to reflect period-end exchange rates. Net translation adjustments and realized exchange gains and losses are included as a component of foreign currency exchange (gains) losses, net, in the accompanying condensed consolidated statements of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported or net loss per common share.

2. Notes Payable to Stockholders

Notes payable to stockholders consist of the following at March 31, 2006:

Current portion of notes payable to stockholders:

Unsecured convertible note payable to Mark A. Emalfarb Trust (Emalfarb Trust Note) with a rate of 6%, in the original principal amount of $750,766, dated May 2001, principal and accrued interest due January 1, 2007. Conversion price of $3.33. Accrued interest of $86,058 included in principal balance. Net of unamortized beneficial conversion feature of $101,763. (1)	$735,061

Unsecured convertible note payable to Francisco Trust u/a/d February 28, 1996 (the Francisco Trust) (Francisco Trust Note) with a rate of 6%, in the original principal amount of $664,839, dated May 2001, principal and accrued interest due January 1, 2007. Conversion price of $3.33. Accrued interest of $76,209 included in principal balance. Net of unamortized beneficial conversion feature of $90,135. (1)	650,913

Subordinated notes payable to the minority stockholders of a subsidiary, interest at a weighted average rate of 6.0% as of March 31, 2006, no fixed prepayment terms, classified as current (2)	171,986
$1,557,960
Long term note payable to stockholder:

Loan payable with a rate of 8% as of March 31, 2006 to Mark A. Emalfarb Trust (Bridge Loan), secured by all assets of the Company, in the original principal amount of $3,000,000, principal and accrued interest due January 1, 2008. Accrued interest of $239,941 included in principal balance. Net of unamortized beneficial conversion feature of $86,454.	$2,338,487

(1) On May 1, 2006, the Emalfarb Trust Note and the Francisco Trust Note were converted in full into 251,298 and 222,537 shares of common stock, respectively.

(2) On April 28, 2006, the notes payable to the minority stockholders were paid in full, including all accrued interest, as part of a satisfaction and purchase agreement between the Company, its Asian subsidiary and the minority stockholders.

On May 29, 2003, the Company’s wholly-owned subsidiary, Dyadic International (USA), Inc., a Florida corporation (formerly known as Dyadic International, Inc) (“Dyadic-Florida), obtained a $3.0 million revolving loan (the “Bridge Loan”) from a group of stockholders, including the Chief Executive Officer, who loaned $2,185,000, and the rest of whom loaned Dyadic-Florida $815,000, bearing interest at 8% per annum, with all unpaid principal and interest originally due on January 2, 2004, and extended to January 1, 2005 on February 13, 2004. Subsequent to a provate placement of our common stock and warrants through which we raised gross proceeds of approximately $25,405,000 (the "October 2004 offering"), approximately $903,000 of the proceeds from the October 2004 Offering was used to pay off the $815,000 of principal and approximately $88,000 of accrued interest for the portion of the Bridge Loan from the group of other Dyadic-Florida stockholders. The Bridge Loan is collateralized by a security interest in all of the Company's assets.

Incident to the Bridge Loan, the Mark A. Emalfarb Trust and other lending Dyadic-Florida stockholders in the aggregate, were also granted warrants to purchase up to 1.5 million shares of the Company's common stock at the lesser of $4.50 per share or the Series A Preferred conversion price, expiring ten years from the date of grant (the “Bridge Loan Warrants”). In August 2004, the exercise price of the Bridge Loan Warrants was reduced to $3.33 and the maturity date was extended to January 1, 2007 in connection with the Merger (as described in Item 2 - Management’s Discussion and Analysis or Plan of Operation - History of Dyadic). As a result, approximately $343,000, representing the incremental fair value of the modified Bridge Loan Warrants as compared to the fair value of the original Bridge Loan Warrants immediately before the modification, will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $86,454 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet as of March 31, 2006. Approximately $29,000 was amortized to interest expense during each of the three-month periods ended March 31, 2006 and 2005, respectively. Interest expense on the Bridge Loan excluding the amortization of the beneficial conversion feature, was approximately $48,000 for each of the three-month periods ended March 31, 2006 and 2005, respectively.

On April 30, 2006, the maturity date of the Bridge Loan was extended from January 1, 2007 to January 1, 2008.

In connection with the Merger, the conversion prices of the convertible notes payable to the Mark A. Emalfarb Trust and the Francisco Trust were fixed at $3.33 and the maturity dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $191,898 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet as of March 31, 2006. Approximately $64,000 was amortized to interest expense during each of the three-month periods ended March 31, 2006 and 2005, respectively.

Interest expense on the convertible notes payable was approximately $23,000 for each of the three-month periods ended March 31, 2006 and 2005, respectively. The notes payable and accrued interest due on the convertible notes payable are convertible in whole or part into shares of the Company's common stock at any time, at a conversion price of $3.33.

On May 1, 2006, the Emalfarb Trust received 251,298 shares of common stock upon the conversion in full of its convertible promissory note which had combined principal and accrued interest of $836,824 as of May 1, 2006. The Francisco Trust received 222,537 shares of common stock upon the conversion in full of its convertible promissory note which had combined principal and accrued interest of $741,048 as of May 1, 2006.

Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts whose beneficiaries are the Company's President and Chief Executive Officer, and the wife and children of Mark A. Emalfarb, respectively.

Interest expense on the subordinated notes payable to the minority stockholders of a subsidiary was approximately $2,500 for each of the three-month periods ended March 31, 2006 and 2005, respectively. Accrued interest of $72,414 is included in accrued interest payable to stockholders as of March 31, 2006.

3. Share-Based Compensation

In January 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Share-based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative.

The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation expense includes options vesting for share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and share-based payments granted after December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because this transition method was selected, results of prior periods have not been restated.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25 and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to December 15, 2005 under the 2001 Equity Compensation Plan (the “Equity Plan”), as amended. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 are held by the Company’s executive officers and directors, became immediately exercisable. The exercise prices of the affected stock options range from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

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

The Company’s Equity Plan is considered to be a compensatory plan under SFAS No. 123(R).

Description of Equity Plan

Effective May 2001, the Company adopted the Dyadic International, Inc. 2001 Equity Compensation Plan under which 1,302,989 shares of common stock were reserved for issuance. In September 2004, by written consent, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of common stock under the Equity Plan from 1,302,989 to 5,152,447. All employees, as well as members of the Company's Board of Directors and Key Advisors, as defined, are eligible to participate in the Equity Plan. Under the Equity Plan, the Company may issue incentive stock options and nonqualified stock options to purchase shares of common stock, or the Company may issue shares of common stock. Such shares, if issued, may be subject to restrictions, as disclosed in the Equity Plan. In addition to stock options and stock grants, the Equity Plan allows for the issuance of Performance Units to an employee or Key Advisor. Each Performance Unit represents the right to receive an amount, in cash or in the Company's common stock, as determined by a committee of the Company's Board of Directors, based on the value of the Performance Unit, if established performance goals are met.

The Company recognized approximately $131,000 and $8,000 in share-based compensation expense for its share-based awards during the three-month periods ended March 31, 2006 and 2005, respectively. Of these amounts, approximately $105,000 of employee stock option compensation expense was calculated under the provisions of FAS 123(R) and is included in total share-based compensation for the three-month period ended March 31, 2006. These charges had no impact on the Company’s reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	Three-Months Ended March 31
	2006	2005
Research and development	$78,789	$1,104
Selling and marketing	144	--
General and administrative	52,360	6,576
	$131,293	$7,680

Under the modified prospective method of transition under FASB No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three-months ended March 31, 2006 are not comparable to the same period in the prior year.

The Company has determined its share-based compensation expense under FASB No. 123(R) for the three-months ended March 31, 2006 as follows:

Valuation of Stock Options

Share-based compensation related to stock options includes the fair value of options granted determined using the multiple option approach under the Black-Scholes (“BS”) for options granted after December 31, 2005, determined using the single option approach under the BS valuation model. The fair value of options determined under FASB No. 123(R) is amortized to expense over the vesting periods of the underlying options, generally four years.

The fair value of stock option awards for the three-months ended March 31, 2006 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees. The expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings for future operations and expansion.

Average Risk-Free Interest Rate	Dividend Yield	Average Volatility Factor	Average Option Life
4.66%	0%	66%	5 Yrs

Equity Incentive Awards Activity

Information with respect to the Company’s Equity Plan and grants of 65,000 options to nonemployees prior to the Equity Plan's adoption is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,662,639	$3.61	$--
Granted	1,214,222	4.56	--
Exercised	--	--	--
Cancelled	(1,500)	4.11	--
Outstanding at March 31, 2006	2,875,361	$4.01	$1,925,188
Exercisable at March 31, 2006	1,536,443	$3.65	$1,581,067

The weighted average grant date fair value of options granted during the three-months ended March 31, 2006 was $2.48 per share.

A further detail of the options outstanding as of March 31, 2006 is set forth as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price Per Share	Options Exercisable	Weighted-Average Exercise Price Per Share
$1.83 - $2.90	454,417	4.44	$ 2.45	302,604	$ 2.45
2.96 - 3.80	1,209,161	1.36	3.23	716,839	3.38
4.39 - 5.93	1,211,783	2.27	5.38	517,000	4.72
	2,875,361	2.23	$ 4.01	1,536,443	$ 3.65

Unrecognized Share-Based Compensation Expense

As of March 31, 2006, there was $2.8 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plan. This expense is expected to be recognized over a weighted-average period of 1.9 years as follows:

(in thousands)
Fiscal Year 2006 (April 1, 2006 to December 31, 2006)	$871
Fiscal Year 2007	1,076
Fiscal Year 2008	488
Fiscal Year 2009	331
Fiscal Year 2010	66
$2,832

Prior Year Quarter Pro forma Disclosure of Share-Based Compensation Expense

The following table sets forth the pro forma disclosure of the Company’s net loss and net loss per share for the prior year quarter assuming the estimated fair value of the options were calculated pursuant to SFAS No. 123 and amortized to expense over the option-vesting period:
March 31, 2005
Net loss applicable to holders of common stock, as reported for basic and diluted calculations	$(3,108,295)
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(74,080)
Pro forma net loss applicable to holders of common stock, basic and diluted calculations	$(3,182,375)

Basic and diluted net loss per common share, as reported	$(0.14)

Basic and diluted pro forma net loss per common share	$(0.15)

Weighted average fair value per option granted during the period[1]	$1.76
Assumptions:
Average risk free interest rate	3.74%
Average volatility factor	50%
Expected dividend yield	0%
Expected life (in years)	5.00
 1 A BS option-pricing model was used to develop the fair values of the options granted.

Pro forma information regarding net loss and net loss per share was been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS No. 123.

Common Stock Issuances

On March 22, 2006, the Company issued under the Equity Plan, 11,990 shares of common stock to Glenn E. Nedwin, Ph.D. the Company’s Chief Scientific Officer, Executive Vice President, President of the BioSciences Business and a director, as a signing bonus per his employment agreement. The shares were valued at $50,000 based on the fair market value of the Company’s common stock on the date of grant.

During the first quarter of 2006, the Company issued 35,399 shares of common stock pursuant to a Development Agreement with a third party for services rendered to the Company for research and development projects. The original term of the Development Agreement was a 26-month period ending September 30, 2006. In December 2004, the term was extended to December 31, 2006. The Company placed 300,300 shares of common stock in escrow which will be issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. Per the Development Agreement, the price used to calculate the number of shares issued was set at $3.33 per share. The stated value of the services rendered is then divided by the share price of $3.33 to determine the number of shares earned. The shares were valued at approximately $123,000 based on the fair market value of the Company’s common stock on the measurement dates. The number of shares held in escrow as of March 31, 2006 is 257,378.

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

The following table summarizes the Company's segment information:

	Three-Months Ended March 31, 2006
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$2,347,601	$1,478,155	$--	$--	$3,825,756
Intersegment	355,031	--	--	(355,031)	--
Total net sales	2,702,632	1,478,155	--	(355,031)	3,825,756

(Loss) income from operations	(2,012,214)	35,498	(169,617)	(44,733)	(2,191,066)
Interest expense	(170,043)	(14,486)	--	10,575	(173,954)
Investment income, net	112,229	372	8	(10,575)	102,034
Depreciation and amortization	31,693	25,098	1,230	--	58,021
Capital expenditures	216,714	29,585	42,864	--	289,163
Total assets at March 31, 2006	20,967,951	3,404,987	87,141	(3,036,695)	21,423,384

	Three-Months Ended March 31, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$2,390,543	$1,343,817	$--	$--	$3,734,360
Intersegment	133,620	--	--	(133,620)	--
Total net sales	2,524,163	1,343,817	--	(133,620)	3,734,360

(Loss) income from operations	(2,671,307)	65,493	(203,571)	33,492	(2,775,893)
Interest expense (a)	(132,655)	(13,894)	(37,428)	10,575	(173,402)
Investment (loss) income, net	(60,823)	131	8	(10,575)	(71,259)
Depreciation and amortization	18,929	8,995	93,030	--	120,954
Capital expenditures	24,526	9,929	--	--	34,455
Total assets at March 31, 2005	27,882,307	3,156,639	286,710	(1,770,082)	29,555,574

(a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment was allocated to the Netherlands operating segment.

6. Subsequent Events

During April and through May 15, 2006, the Company has received an aggregate of approximately $3,500,000 in proceeds from the exercises of the following instruments: (i) warrants to purchase an aggregate of 495,460 shares of common stock, at an exercise price of $3.33 per share, (ii) warrants to purchase an aggregate of 228,334 shares of common stock for an exercise price of $5.50 per share, (iii) stock options to purchase an aggregate of 91,500 shares of common stock, granted under the Equity Plan, with exercise prices ranging from $2.08 to $4.50 per share, and (iv) stock options to purchase an aggregate of 50,000 shares of common stock, granted prior to the Equity Plan, with an exercise price of $4.50 per share.

On May 1, 2006, the Company’s two largest stockholders, the Emalfarb Trust and the Francisco Trust U/A/D dated February 28, 1996 (the “Francisco Trust”), increased their stock ownership in the Company by 251,298 and 222,537 shares of common stock, respectively, as a result of converting in full their convertible promissory notes due January 1, 2007, at an exercise price of $3.33 per share. The Francisco Trust has as its beneficiaries the wife and children of Mark A. Emalfarb, the Chief Executive Officer, President and Chairman of the Company.

On April 30, 2006, the maturity date of the revolving note held by the Mark A. Emalfarb Trust U/A/D October 1, 1987 (the “Emalfarb Trust”) (see Note 2) was extended from January 1, 2007 to January 1, 2008, by a third amendment to the revolving note. The revolving note was not otherwise modified by the third amendment. The Emalfarb Trust has as its beneficiary Mark A. Emalfarb, the Chief Executive Officer, President and Chairman of the Company.

On April 28, 2006, the Company and its 82.5% majority owned Asian Subsidiary entered into a satisfaction and purchase agreement with the Asian Subsidiary’s two minority shareholders, its managing director and one of its other key employees, effective as of January 1, 2006. The minority shareholders received $375,000 in cash and 212,501 shares of unregistered, restricted common stock of the Company in consideration for: (i) the transfer of all of the minority shareholder’s shares (representing 17.5% of the Asian Subsidiary’s outstanding shares) to the Company, bringing the Company’s ownership in the Asian Subsidiary to 100%; (ii) a release of the Company for, among other things, the potential $405,000 contingent obligation to the managing director incident to the Company’s purchase of its initial majority interest in the Asian Subsidiary in 1998; and (iii) the cancellation of all indebtedness of the Asian Subsidiary to the minority shareholders in the aggregate amount of $171,986 of principal and $69,868 of accrued interest, as of the effective date.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The term “the Company”, “Dyadic”, “we”, “us” or “our” refers to Dyadic International, Inc. and its consolidated subsidiaries, unless the context otherwise implies.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “project”, “plan”, “shall”, “should”, and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of our Company to be materially different from those that may be expressed or implied by such statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company’s forward-looking statements include (i) assumptions or cautionary factors discussed in connection with a particular forward-looking statement or elsewhere in this Form 10-QSB, or (ii) cautionary factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005, including the section titled “Description of Business - Risk Factors That May Affect Future Results,” and in our subsequent filings made from time to time with the Securities and Exchange Commission. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these and other factors. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

•
human therapeutic protein candidates for use by pharmaceutical and biotechnology companies in pre-clinical and clinical drug development applications and commercialization following drug approval, which we refer to as our BioSciences Business.

As more and more industries come to appreciate the financial, process efficiencies, environmental and other advantages of applying biological solutions such as enzymes to their manufacturing processes in lieu of chemicals and other legacy materials, we expect many new market opportunities to emerge for our proprietary technologies (e.g. cellulosic ethanol for the alternative fuel market).

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
o the expression of human therapeutic proteins in small volumes for pre-clinical testing and clinical trials; and
o the expression of human therapeutic proteins for drugs in commercial volumes.

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

We believe, however, even larger market opportunities will exist for our C1 Expression System when the technology is fully developed. For example, we have invested heavily over the past decade in research and development (“R&D”) for cellulases, xylanases and other hemicellulases for a wide variety of applications. Some of these enzymes, as well as others in our R&D pipeline may be able to convert agricultural waste products (lignocellulosic substrates) into fermentable sugars, which in turn can be used to produce ethanol and other chemicals that have historically been petroleum-derived. We have a stable of fungal strains from which we have identified and characterized a number of these activities. We believe that the combination of these R&D efforts and our C1 Host Technology position us to address opportunities in the alternative fuel market, and intend to develop plans to enter this market and seek collaborative partners in connection therewith.

We also believe our C1 Expression System can be successfully harnessed to help solve the protein expression problem confronting the global drug industry - the difficulty, despite enormous historic investment, of cost-effectively and expeditiously harnessing existing genomic knowledge to develop new specialized biological products, or therapeutic proteins. For the past six years, we have been developing our C1 Expression System to serve the drug industry in the discovery, development and production of human therapeutic proteins, with our primary focus on enabling pharmaceutical and biotechnology companies to not only successfully carry on the development of drugs from their gene discoveries, but also to manufacture those drugs at economically viable costs. Within therapeutic proteins, the production of antibodies is an area of special focus for us in view of the large number of antibodies in pharmaceutical companies’ R&D pipelines for which a reliable and cost-effective production process is required.

Although this reprogramming of the C1 host is targeted at improving the production of biopharmaceuticals from human genes (which remains a significant focus of our commercialization strategy for the C1 Expression System), one side benefit of this core technology development program will be to further improve the capabilities of this unique fungus to make even larger quantities of proteins associated with genes from diverse living organisms, such as fungi other than C1, yeast, bacteria, algae and plants. We believe that this is likely to help us generate revenues in the shorter term by cost-effective production of proteins and enzymes of commercial interest to potential business partners in sectors such as, agriculture, food and animal feed. We continue to mine the C1 genome and have identified a number of enzymes that have the potential to become new products for several industries, such as pulp and paper, energy, food and animal feed. Still in the development stage, we refer to these activites as our Biosciences Business.

We have also been developing the screening potential of our C1 Host Technology for gene discovery and the identification of protein variants resulting from modifications to their genes, which we refer to as our C1 Screening System. These efforts include our purchase of state-of-the-art robotics equipment, a collaborative relationship with a Netherlands-based scientific organization, TNO Quality of Life (f/k/a TNO Nutrition and Food Research Institute), and the establishment of a wholly-owned subsidiary, Dyadic Nederland BV, which has engaged in, and partially completed, the development of a fully-automated fungal high throughput screening system, or HTS system for which we are seeking new collaboration partners to help us complete. We believe that if our BioSciences Business' application of our C1 Expression System and our C1 Screening System can each be perfected, we will be able to offer a potentially unique end-to-end solution for drug companies: a single host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development that would greatly increase drug development efficiency, economy and speed to market. By the same reasoning, we believe that the C1 Host Technology is expected to benefit the development of industrial or specialty enzyme products by allowing discovery, improvement, development and large-scale manufacturing in a single host organism, which should result in shorter inception-to-commercialization time and greater probability of success.

Currently, we own 3 issued U.S. patents, 26 issued International patents and 49 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

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

Between April and July 31, 2004, we raised common equity capital of approximately $4,735,000, prior to expenses of approximately $118,000, through a private placement (the “April 2004 Offering”). Between October 1 and November 4, 2004, we raised additional common equity capital of approximately $25,400,000, prior to estimated expenses of approximately $2,700,000, in the October 2004 Offering we conducted companion to our merger with Dyadic-Florida, in which it became our wholly-owned subsidiary and its shareholders received shares of our stock representing a majority of our outstanding shares (the “Merger”).

During April and through May 12, 2006, we have received an aggregate of approximately $3.36 million in proceeds from exercises of warrants and stock options. The proceeds to date have exceeded the net amount of cash the Company used during the first quarter of 2006, thereby improving our working capital available to support future operations.

During 2005, we focused our efforts on, among other things, expanding the introduction of our pulp and paper enzymes product offering and significantly expanding our marketing efforts. We have assembled a team of seasoned sales and marketing executives and technical sales personnel with extensive pulp and paper industry experience and contacts. During 2006, we intend to conduct an increasing number of new customer plant trials and convert a host of these trials into significant and sustained levels of pulp and paper product sales. In March 2006, we secured our first order of our proprietary enzymes from a North American paper manufacturer. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry to be in excess of $1.0 billion.

We have also focused some of our efforts on other industries and expect to pursue these other industries, such as food and animal feed in a possible collaborative effort with third parties. To assist us in our endeavors in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry, who began in April 2006 to help identify and articulate our marketing and commercial strategy. Historically, we have sold into this industry without any sales support staff and it is our expectation that this addition will increase our sales effort in the animal feed market in the latter part of 2006. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate. However, we continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain our market share in this segment.

We have invested heavily over the past decade in R&D for cellulases, xylanases and other hemicellulases for a wide variety of applications. Some of these enzymes, as well as others in our R&D pipeline may be applicable to the conversion of agricultural waste products (lignocellulosic substrates) into fermentable sugars, which in turn can be used to produce ethanol and other chemicals that have historically been petroleum-derived. We believe we have a stable of fungal strains from which we have identified and characterized a number of these activities. Accordingly, we believe our C1 Host Technology, coupled with our R&D efforts, enable us to offer products that address energy problems more effectively and economically. Collectively, we believe we have resources with significant expertise in this area, including our Scientific Advisory Board members, our strategic collaborations with leading scientific organizations such as Moscow State University and the Russian Academy of Sciences as well as our employees, including the addition of a Chief Scientific Officer in March of 2006.

In 2006, we have begun to shift some of our focus to energy market opportunities and the need for alternative fuels such as cellulosic ethanol. We have invested significant resources over the past decade in the development of its C1 and other technologies for the production of cellulases, xylanases and other hemicellulases. Some of these enzymes, as well as others currently in development, may be applicable in the conversion of agricultural waste products such as dry distillers grain (DDG), corn stover, wheat straw and sugar cane bagasse into fermentable sugars, which in turn can be used to produce ethanol and other chemicals historically derived from petroleum.

Currently, ethanol producers sell DDG, the corn mash byproduct from ethanol, for use as animal feed.  We are applying our C1 Host Technology and other technologies to discover, develop and manufacture enzymes which we believe will result in increased recovery of fermentable sugars from DDG. Working with the Iowa Corn Promotion Board on a Department of Energy funded program, we have been providing enzymes to convert cellulose and hemicellulose, which comprise as much as half of the weight of DDG, to fermentable sugars. These sugars can be utilized to produce additional ethanol and other chemicals that have historically been petroleum-derived.  We will be looking to further develop the technology to convert DDG and other agricultural bioproducts into fermentable sugars by applying for additional government grants and through strategic collaborations with partners with complementary technologies.  We intend to expand our R&D programs to develop and manufacture enzymes that will be more effective in converting these byproducts into larger volumes of lower cost fermentable sugars, thereby lowering the cost of cellulosic ethanol production. We believe that this may be a significant market opportunity for us as a technology provider; however, there is no guarantee that our efforts in this area will ultimately produce sales.

We derive almost all of our sales from the conduct of our Enzyme Business, and have thus far generated only nominal sales from our conduct of our BioSciences Business. We have an accumulated deficit at March 31, 2006 of approximately $36,355,000. These losses resulted primarily from expenses associated with research and development activities and general and administrative expenses. To become profitable, we must continue to grow our Enzyme Business (see Sales & Marketing Strategy below), and generate income from the conduct of our BioSciences Business, either directly or through potential future license agreements and collaborative partnerships with drug companies.

Research and Development - C1 Host Technology

With the significant increase in our capital funding, we completed a genomic sequencing project performed by Agencourt Bioscience to sequence the DNA of our C1 host organism in March 2005. Leveraging the information gained from the Agencourt C1 genome sequencing project, we have identified by manual searches over one hundred genes of potential commercial interest. To more fully realize the potential of the genomic sequence, it will be necessary to annotate the genome. On March 31, 2006, we announced the engagement of The Scripps Research Institute to work with Dyadic scientists to provide a comprehensive annotation of the C1 genome. We expect that the annotation will provide tools for identifying and classifying genes, their corresponding proteins, and metabolic pathways in a searchable and user-friendly format. These tools would allow us to identify additional commercial enzyme product leads, including improved cellulases and hemicellulases for use in textile, pulp and paper, food and animal feed applications, and for the production of ethanol from lignocellulosic biomass. We anticipate that this annotation will also allow us to identify genes that influence the physiology of protein production in C1. Modification of these genes or their expression is expected to lead to improvements in the C1 Expression and Screening Systems, making them more robust and versatile. Those improvements would likely enable these Systems to produce a wider variety of proteins at higher yields and at lower cost. The annotation project is currently in progress and on schedule, and we have already begun to receive preliminary information on the genome structure of C1.

With petroleum prices around $70 a barrel, there has been an increased interest in biofuels from both the public and politicians. Reflecting this sentiment, President Bush proposed in his State of the Union Address on January 31, 2006 the Advanced Energy Initiative, which could amount to a 22% increase in the Department of Energy's funding for clean energy research. The proposal calls for the 2007 Federal Budget to include $150 million for research into new methods for making ethanol, not just from corn kernels (which is the current method), but also from wood chips, corn stover, wheat straw, switchgrass and other sources of lignocellulosic biomass. President Bush has set a goal to make this cellulosic biomass based ethanol cost-competitive and commercially viable within six years.
Making ethanol from lignocellulosic biomass requires cellulase and hemicellulase enzymes, a market segment in which Dyadic has been a producer since the early 1990's. Filamentous fungi are widely known to be the most prolific producers of such enzymes in their natural state to breakdown various agricultural lignocellulosic waste matters into fermentable sugars, which can be further converted into ethanol. We believe that our existing portfolio of enzymes from C1 and other proprietary fungi, as well as a large number of cellulase and hemicellulase enzymes in the C1 genome and others could play a significant role in realizing the President's goal of launching cellulosic ethanol within six years. We also expect to bring to bear the power of our integrated C1 gene discovery and expression technology - a unique and powerful proprietary tool set - in order to find and develop novel and highly efficient enzymes for producing ethanol from lignocellulosic biomass. If we are successful in this endeavor, we believe we could play a significant role in the industry's achievement of its goal to eventually extract 80 billion gallons of ethanol from the more than one billion tons of lignocellulosic biomass that is available to be produced in the U.S., according to the U.S. Department of Energy. That is estimated to be enough to cover approximately one third of the transportation fuel needs in the U.S., which would represent a significant improvement over the approximate maximum of 3% - 6% of energy needs that can be met with corn derived ethanol. Our role would be to supply enzymes to meet the needs of the cellulosic ethanol producers and/or become a business partner in the production of ethanol itself.

We are also developing our C1 Host Technology to facilitate the discovery, development and large-scale production of human antibodies and other high-value therapeutic proteins. One of the major hurdles in the development of our C1 Expression System for the production of heterologous proteins has been degradation of the expressed proteins by proteases normally produced by C1. As a result of our focused effort to identify, clone the genes for, and eliminate those proteases, we have generated strains with very low levels of protease as compared to the original host strains. Recent preliminary data, based on in vitro stability of several therapeutically relevant proteins in the presence of culture broth from those strains, suggests that the protease-reduced strains will be useful for the production of biopharmaceuticals. We anticipate that during 2006, we will see further increases in antibody yields and will have data that demonstrate whether antibodies expressed in C1 are biologically active.

Based on the foregoing and other R&D initiatives we continue to pursue in 2006, we expect to incur significant costs funding our R&D initiatives, including costs related to enhancements to our core technologies. If certain projects continue to show promise, such as the discovery, development and large-scale production of human antibodies, and new and better enzymes for converting Distiller Dried Grain and/or other agricultural feestocks such as sugarcane bagasse, wheat straw, corn stover, citrus peel, pulp waste, etc., we may need to accelerate those projects and therefore will require increased R&D funding. The source of the funding may be from our cash resources, private and public debt or equity financings, partnerships with third parties, other strategic relationship, or a combination of one or more of the above. As a result, we expect to continue to incur losses as we further develop our C1 Expression and Screening Systems, and build other required infrastructure to exploit our C1 Host Technology, our C1 Expression System and our C1 Screening System. There can be no assurance that our efforts with regard to these objectives will be successful.

Sales & Marketing Strategy - Enzymes

One of our top priorities during 2005 was to sharply expand the introduction of our pulp and paper enzyme products to that industry. While we believe these products offer an exceptional value proposition for this industry, we made a strategic decision to penetrate this market with an acute sensitivity to the fact that our target customer decision-makers are responsible for physical plants costing, in many instances, several hundred million dollars or more, and are accustomed to dealing with highly technical sales teams with strong support competencies, following long-term trials of new products. Accordingly, we set about to recruit and assemble a team of seasoned sales and marketing executives and technical salesmen with extensive pulp & paper industry experience and contacts in promoting and maintaining sales relationships involving substantial on-going sales and technical servicing. During 2005, we successfully recruited a Vice President of Sales & Marketing - Enzymes, a Vice President - Pulp & Paper, and 6 technical sales representatives whom we believe fit this description as well as additional technical sales representatives in our Asian subsidiary. The addition of the sales and marketing personnel occurred throughout the third quarter of 2005, and accordingly, we do not expect to see significant sales results from these additions until mid-2006 or later. For the first quarter of 2006, pulp and paper sales increased to 13% of net sales as compared to 6% for the comparable period in 2005.

During 2006, we are continuing to expand our pulp and paper sales and marketing infrastructure, as we work to capture both an increasing number of new customer trials and convert existing and new customer trials into significant and sustained levels of pulp and paper product sales. As a next step, we are working to expand our indirect sales force by training the sales forces of our distributors around the world. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry and potential enzyme products for the pulp and paper industry currently in our research and development pipeline to be in excess of $1.0 billion.

We have worked with several existing pulp and paper customers who have allowed us to generate product trial data for our use in selling to other global companies Bleach-boosting, Bio-refining and De-inking products. As we had expected, the sales cycle for capturing a new customer trial is a long one (often 6 months to 18 months, or longer), though we have nonetheless been able to commence mill trials with several key potential customers over the past nine months.

Our marketing and field efforts were recently recognized by recording our first North American sale of our pulp and paper enzymes in the United States during the three-month period ended March 31, 2006. Some of the benefits that the paper mills have realized from the use of our enzymes include increased paper production of up to 8%, a reduction in paper basis weights of up to 4%, and significant reductions in refiner energy consumption.

The animal feed market has represented approximately 7% and 6% of our Enzymes Business net sales in 2005 and 2004, respectively. For the first quarter of 2006, animal feed sales increased to 8% of net sales as compared to 5% for the comparable period in 2005. We have begun funding the registration of our existing products and new products under development for these applications in the European Union (the largest market), and expect material growth in this geographical market and elsewhere over the next two to three years. We also expect to be able to focus additional product development and sales efforts in other markets, such as energy, starch and brewery markets, as a consequence of recruitment of additional personnel charged with direct responsibility for overseeing the registration of our products and greater focused attention on these market opportunities.

To assist us in our efforts in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry who began April 1, 2006. Historically, we have sold in this industry without any sales support dedicated to this market, and it is our expectation that this addition will increase our sales in the animal feed market in the latter part of 2006. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate.

Results of Operations for the Three-Months Ended March 31, 2006 Compared to the Three-Months Ended March 31, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations for the three-months ended March 31, 2006 and 2005 (in thousands):

	Three-Months Ended March 31,
(In thousands)	2006	2005	Increase (Decrease)
Net sales	$3,826	$3,734	$92
Cost of goods sold	2,940	2,985	(45)
Gross profit	886	749	137

Operating expenses:
Research and development	908	1,568	(660)
Selling and marketing	803	569	234
General and administrative	1,335	1,449	(114)
Foreign currency exchange losses (gains), net	31	(61)	92
	3,077	3,525	(448)

Loss from operations	(2,191)	(2,776)	585

Other income (expense):
Interest expense	(174)	(173)	(1)
Investment (loss) income, net	102	(71)	173
Minority interest	(1)	(8)	7
Other expense, net	(58)	(68)	10
Total other expense	(131)	(320)	189
Loss before income taxes	(2,322)	(3,096)	774
Provision for income taxes	25	12	13
Net loss	$(2,347)	$(3,108)	$761

Net Sales

The following table reflects the Company’s net sales by industry for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	Three-Months Ended March 31,
(In thousands)	2006	% of Net Sales	2005	% of Net Sales	Increase / (Decrease)%
Textile*	$2,719	71%	$3,074	82%	$(355)	(12%)
Animal Feed*	310	8%	189	5%	121	64%
Pulp & Paper*	479	13%	228	6%	251	110%
Others (5 industries)*	318	8%	243	7%	75	31%
Bioscience	--	0%	--	0%	--	0%
Net Sales	$3,826	100%	$3,734	100%	$92	2%

* Industrial Enzyme Industries

For the three-months ended March 31, 2006, we generated net sales of approximately $3,826,000, compared to net sales of approximately $3,734,000 for the three-months ended March 31, 2005, an increase of approximately $92,000. This increase in net sales reflects the Company’s efforts to transition its revenue base from the lower margin textile enzymes to higher margin areas such as enzymes for the pulp and paper, food and animal feed industries, which represents an increase in net sales in these three industries of 68% over sales for the three-months ended March 31, 2005 (or 29% of net sales versus 18%). This increase is offset by the continuing margin pressure experienced in the textile industry and aggressive pricing by competitors which has created a strong downward pressure on pricing, and has caused the Company’s sales to the textiles market to decrease (71% vs. 82% for the three-months ended March 31, 2006 and 2005, respectively, as a percentage of net sales).

To what degree our net sales from the textiles market will continue to decline in the future will depend not only on that market’s dynamics, but also on the extent to which pricing pressure created by our competitors continues, on our success in developing new products and our ability to lower our production costs.  We believe our sales will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper, food and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made and continue to make substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts and in advancing our C1 host technology and other technologies. We continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify, the initial effects of which are beginning to be seen. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

Cost of Goods Sold

For the three-months ended March 31, 2006, cost of goods sold was approximately $2,940,000, or 77% of net sales, as compared to approximately $2,985,000, or 80% of net sales for the three-months ended March 31, 2005. The slight improvement in cost of goods sold is a result of increased sales of higher margin products.

Research and Development

For the three-months ended March 31, 2006, research and development expenses were approximately $908,000, or 24% of net sales, as compared to approximately $1,568,000, or 42% of net sales for the three-months ended March 31, 2005, representing a decrease of approximately $660,000. In March 2005, we completed a genomic sequencing project with Agencourt Bioscience to sequence our C1 host organism, which contributed significantly to the higher expense in the three-month period ended March 31, 2005. With the completion of this project, we have begun to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp and paper, animal feed, and food. To more fully realize the potential of the genomic sequence, it will be necessary to annotate the genome.

On March 31, 2006, we announced the engagement of The Scripps Research Institute to work with Dyadic scientists to provide a comprehensive annotation of the C1 genome. We expect that the annotation will provide tools for identifying and classifying genes, their corresponding proteins, and metabolic pathways in a searchable and user-friendly format. These tools will allow Dyadic to identify additional commercial enzyme product leads, including improved cellulases and hemicellulases for use in textile, pulp and paper, food and animal feed applications, and for the production of ethanol from lignocellulosic biomass. We anticipate that annotation also will allow Dyadic to identify genes that influence the physiology of protein production in C1. Modification of these genes or their expression will lead to improvements in the C1 Expression and Screening Systems, making them more robust and versatile. Those improvements will likely lead to Systems able to produce a wider variety of proteins at higher yields and at lower cost. The annotation project is currently in progress and on schedule, and we have already begun to receive preliminary information on the genome structure of C1.

Other contributing factors to our decrease in R&D expense are the reduction in depreciation expense due to the full depreciation of certain R&D equipment at the end of 2005 which contributed approximately $115,000 of the decrease.

Research and development costs incurred by type of project were as follows:

	Three-Months Ended March 31,
	2006	2005

Internal development	$392,849	$469,384
Collaborations	514,830	1,098,622
	$907,679	$1,568,006

Research and development costs based upon type of cost were as follows:

	Three-Months Ended March 31,
	2006	2005

Personnel related	$198,800	$267,876
Laboratory and supplies	29,573	34,758
Outside services	514,830	1,098,622
Equipment and depreciation	8,512	118,298
Facilities, overhead and other	155,964	48,452
	$907,679	$1,568,006

Selling and Marketing

For the three-months ended March 31, 2006, selling and marketing expenses were approximately $803,000, or 21% of net sales, compared to approximately $569,000, or 15% of net sales for the three-months ended March 31, 2005, representing an increase of approximately $234,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $145,000, and increased travel expense of approximately $60,000, due to the addition of nine employees in 2005 including a Vice President - Pulp and Paper and a Vice President of Sales & Marketing - Enzymes, and additional contract labor as well as additional technical sales representatives to our Asian subsidiary. These additions are a part of the substantial investment both in personnel and other initiatives we have made to expand our sales, marketing and product development efforts.

General and Administrative

For the three-months ended March 31, 2006, general and administrative expenses were approximately $1,335,000, or 35% of net sales, compared to approximately $1,449,000, or 39% of net sales for the three-months ended March 31, 2005, representing a decrease of approximately $114,000. The decrease is primarily attributable to expense incurred during the three-months ended March 31, 2005 of approximately $114,000, related to new patent applications for which there were no comparable applications made during the three-month period ended March 31, 2006. The Company applies for new patent applications as the need arises and it is determined by management to be a beneficial effort.

Foreign Currency Exchange Gains (Losses), Net

For the three-months ended March 31, 2006, the Company incurred a net foreign currency exchange loss of approximately $31,000 as compared to a net gain of approximately $61,000 for the three-months ended March 31, 2005. The $92,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Other Income (Expense)

 Interest Expense

For the three-months ended March 31, 2006, interest expense was approximately $174,000 as compared to approximately $173,000 for the three-months ended March 31, 2005. Interest expense consists primarily of the amortization of beneficial conversion features related to stockholders notes payable of approximately $93,000, and interest from notes payable to stockholders of approximately $74,000.

  Investment Income, Net

For the three-months ended March 31, 2006, income from investments in money market funds was approximately $102,000. During the three-months ended March 31, 2005, all then remaining private placement proceeds were placed in short-term investments, which were subsequently sold, resulting in a net loss of approximately $71,000, and then reinvested in money market funds as of March 31, 2005.

 Provision for Income Taxes

We have no provision for U.S. income taxes as we have incurred operating losses in all periods presented and provide full valuation allowances against the resulting tax benefits. For the three-months ended March 31, 2006, we had a foreign income tax provision of approximately $25,000 compared to approximately $12,000 for the three-months ended March 31, 2005, which is primarily attributable to our Asian subsidiary, which operates in Hong Kong and mainland China.

Non-Cash, Share-Based Compensation Charges

In January 2006 we adopted Financial Accounting Standards Board Statement (“FASB”), Statement of Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires all share-based payments to employees and non-employee directors, including stock option grants, to be recognized in the statement of operations based on their fair values. Pro forma disclosure, which we previously used, is no longer an alternative.

Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under the provisions of APB No. 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

We recognized approximately $131,000 and $8,000 in share-based compensation expense for our share-based awards during the three-month periods ended March 31, 2006 and 2005, respectively. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	Three-Months Ended March 31
	2006	2005
Research and development	$78,789	$1,104
Selling and marketing	144	--
General and administrative	52,360	6,576
	$131,293	$7,680

Under the modified prospective method of transition under SFAS No. 123(R), we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three-months ended March 31, 2006 are not comparable to the same periods in the prior year.

On December 15, 2005, our Board of Directors approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to present under the Equity Plan, as amended. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 are held by the Company’s executive officers and directors, became immediately exercisable. The exercise prices of the affected stock options range from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense we would otherwise recognize in our statements of operations with respect to these accelerated options upon the adoption of SFAS 123R. The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s statements of operations upon implementation of SFAS 123R is approximately $1.3 million.

Liquidity and Capital Resources

Capital Raising Activities

Since inception, the Company has financed operations primarily with proceeds from the sales of the products from its Enzyme Business, external borrowings, borrowings from its stockholders and sales of preferred and common equity securities

In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum in connection with the October 2004 Offering, the Company sold 7,629,204 Investment Units, realizing gross proceeds of approximately $25,405,000. An Investment Unit consisted of one share of the Company's common stock and one five-year callable warrant to purchase one share of the Company's common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase the Company's common stock were issued to participants in the October 2004 Offering. Concurrently, the Company issued 711,050 warrants to purchase the Company's common stock at $5.50 per share to participants in the April 2004 Offering completed in July 2004, as well as 247,730 warrants to purchase the Company's common stock at $5.50 per share and 495,460 warrants to purchase the Company's common stock at $3.33 per share, both to placement agents in the October 2004 Offering.

Ancillary to the Merger and October 2004 Offering, in November 2004, an additional 367,868 Investment Units were sold to Mark A. Emalfarb through the Mark A. Emalfarb Trust in exchange for the cancellation of the Company's note payable to the Mark A. Emalfarb Trust with a principal balance of $1,225,000. Incident to the Company’s completion of the Merger and the equity issuance transactions described above, a warrant to purchase 1.5 million shares of the Company's common stock issued in connection with the Bridge Loan (see Note 2 to our condensed consolidated financial statements) was modified to reduce the exercise price from $4.50 to $3.33 per share. Additionally, the maturity date of this Bridge Loan was extended to January 1, 2007. As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification (determined using the Black-Scholes option pricing model, using the following assumptions: risk-free interest rate of 3.91%, dividend yield of 0%, expected volatility of 50% and an expected remaining life of 8.6 years, the remaining term of the warrant) will be amortized to interest expense through the new maturity date. The estimated fair value of the original warrant had been fully amortized to interest expense during the year ended December 31, 2004.

As another incident to the Company’s completion of the Merger and the equity transactions described above, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note (see Note 2 to our condensed consolidated financial statements) were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 will be amortized to interest expense through the new maturity date.

Cash Flow

Operating Activities

As reflected in our condensed consolidated financial statements, we have incurred losses from operations during the three-month periods ending March 31, 2006 and 2005, resulting in net cash used in operating activities of approximately $2,756,000 and $2,941,000, respectively. The decrease in net cash used in operating activities was primarily due to the decrease in net loss for the three-months ended March 31, 2006 of approximately $761,000 which was partially offset by working capital increases.

 Investing Activities

For the three-months ended March 31, 2006, net cash used in investing activities was approximately $289,000 as compared to approximately $34,000 for the three-months ended March 31, 2005, which relates to purchases of fixed assets. The increase was primarily due to the purchase of manufacturing equipment located at our contract manufacturer in Poland as well as asset additions due to the expansion of the Jupiter office.

 Financing Activities

For the three-month periods ended March 31, 2005, our net cash used in financing activities was approximately $98,000, for payment of issuance costs related to the October 2004 private offering. No cash was used in financing activities for the three-months ended March 31, 2006.

Financial Condition and Liquidity at March 31, 2006

As of March 31, 2006, stockholders' equity was approximately $13,219,000 and we had a total of approximately $9,104,000 in cash and cash equivalents and restricted cash of approximately $35,000. Our outstanding indebtedness was approximately $4,144,000 as of March 31, 2006, and consisted of notes payable to certain stockholders, notes payable for Letter of Credit advances, and the Bridge Loan including related accrued interest payable.

During April and through May 15, 2006, the Company has received an aggregate of approximately $3,500,000 in proceeds related to the exercises of the following instruments: (i) warrants to purchase an aggregate of 495,460 shares of common stock, at an exercise price of $3.33 per share, (ii) warrants to purchase an aggregate of 228,334 shares of common stock for an exercise price of $5.50 per share, (iii) stock options to purchase an aggregate of 91,500 shares of common stock, granted under the Dyadic 2001 Equity Compensation Plan, with exercise prices ranging from $2.08 to $4.50 per share, and (iv) stock options to purchase an aggregate of 50,000 shares of common stock, granted prior to the Equity Compensation Plan, with an exercise price of $4.50 per share.
On May 1, 2006, the Company’s two largest stockholders, the Emalfarb Trust and the Francisco Trust U/A/D dated February 28, 1996 (the “Francisco Trust”), increased their stock ownership in the Company by 251,298 and 222,537 shares of common stock, respectively, as a result of converting in full their convertible promissory notes due January 1, 2007, at an exercise price of $3.33 per share. The Francisco Trust has as its beneficiaries the wife and children of Mark A. Emalfarb, the Chief Executive Officer, President and Chairman of the Company.

We are committed to make annual minimum payments under our operating leases aggregating approximately $368,500 for 2006, approximately $263,000 in 2007, approximately $72,000 in 2008, approximately $72,000 in 2009, and approximately $251,000 thereafter. We also are committed to make annual minimum payments under our Polish contract manufacturing agreement of approximately $318,000 in 2006, approximately $310,000 in 2007 and approximately $101,000 in 2008. We have also entered into various agreements with independent third parties to conduct R&D activities on our behalf. One such agreement, entered into in July 2004, is with a third party to assist the Company in various research and development projects, for a total of $1.8 million in services, over the 26-month period ending September 30, 2006, which has been extended to December 31, 2006. Under the Development Agreement, the Company is required to utilize, and the third party has committed to provide research and development assistance valued at approximately $1.25 million. The consideration for these services includes 300,300 shares of the Company's common stock, and cash, $250,000 of which was paid upon execution of the Development Agreement. Pursuant to the Development Agreement, the 300,300 shares of common stock were placed in escrow and are being issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. At March 31, 2006, 42,922 shares of common stock were earned and are outstanding for services rendered under this agreement. The Development Agreement imposes cash penalties upon the third party in the event of nonperformance under the Development Agreement, beyond the forfeiture of any shares of common stock placed in escrow.

Funding of Future Operations

We believe that our operating losses will continue in 2006. In addition, our future capital requirements will be substantial. We believe that we will have sufficient capital to fund our operations and meet our obligations for the next twelve months, based on current sales volumes and proceeds from the recent warrant and stock option exercises. We have established a number of flexible partnerships in the areas of manufacturing and research and development, enabling us to adjust spending in those areas as necessary, to achieve the objectives of our business plan, and manage both our resources and cash utilization rate. There can be no assurance, however, that we will achieve decreased cash outflows as a result of these factors, or achieve them in the timeframe outlined. It is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

A)	Index to Exhibits

Exhibits	Description of Documents
10.22

Satisfaction and Purchase Agreement dated April 28, 2006 with an effective date of January 1, 2006 between Dyadic International, Inc., Geneva Investment Holdings Limited, Puridet (Asia), Limited, Robert Albert Smeaton and Raymond Tsang (1)

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

DYADIC INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2006	By: /s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer

Date: May 15, 2006	By: /s/ Wayne Moor
Wayne Moor
Chief Financial Officer