Form 10QSB
period 2006-06-30
DYADIC INTERNATIONAL INC
filed 2006-08-11
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, there were 24,778,754 shares of registrant’s common stock outstanding, par value $.001 (including 222,539 shares held in escrow).

Transitional Small Business Disclosure Format (Check One): Yes { }; No {X}

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Dyadic International, Inc.
Condensed Consolidated Balance Sheet
June 30, 2006
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,001,638
Restricted cash	34,887
Accounts receivable, net of allowance for uncollectible accounts of $559,492	3,355,105
Inventory	6,501,296
Prepaid expenses and other current assets	1,605,996
Total current assets	21,498,922

Fixed assets, net	1,809,973
Intangible assets, net	122,111
Goodwill	1,808,458
Other assets	125,394
Total assets	$25,364,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,869,427
Accrued expenses	1,378,873
Short term note payable	121,625
Income taxes payable	81,359
Total current liabilities	3,451,284

Long-term liabilities:
Note payable to stockholder	2,355,778
Other liabilities	75,380
Total long-term liabilities	2,431,158
Total liabilities	5,882,442

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	--
Common stock, $.001 par value,
Authorized shares - 100,000,000; issued and outstanding - 24,507,104	24,507
Additional paid-in capital	59,031,044
Notes receivable from exercise of stock options	(212,500)
Accumulated deficit	(39,360,635)
Total stockholders’ equity	19,482,416
Total liabilities and stockholders’ equity	$25,364,858

See accompanying notes.

Dyadic International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$3,969,566	$3,988,077	$7,795,322	$7,722,437

Cost of goods sold	2,893,030	3,210,890	5,833,413	6,195,648
Gross profit	1,076,536	777,187	1,961,909	1,526,789

Expenses:
Research and development	990,278	954,188	1,897,958	2,509,162
Selling and marketing	812,948	616,966	1,615,878	1,186,397
General and administrative	2,077,169	1,436,899	3,411,738	2,899,251
Foreign currency exchange losses (gains), net	65,481	(38,503)	96,742	(36,481)
Total expenses	3,945,876	2,969,550	7,022,316	6,558,329

Loss from operations	(2,869,340)	(2,192,363)	(5,060,407)	(5,031,540)

Other income (expense):
Interest expense	(273,796)	(176,360)	(447,750)	(349,761)
Investment income, net	87,816	94,516	189,850	23,258
Minority interest	(12,692)	(3,147)	(13,355)	(10,571)
Other income (expense), net	69,669	711	11,620	(4,016)
Total other expense	(129,003)	(84,280)	(259,635)	(341,090)

Loss before income taxes	(2,998,343)	(2,276,643)	(5,320,042)	(5,372,630)
Provision for income taxes	7,267	15,571	32,876	27,878
Net loss	$(3,005,610)	$(2,292,214)	$(5,352,918)	$(5,400,508)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.10)	$(0.23)	$(0.25)
Weighted average common shares used in calculating net loss per share:
Basic and diluted	23,726,130	22,060,371	23,082,443	21,997,824

See accompanying notes.

Dyadic International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six-Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(5,352,918)	$(5,400,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	117,591	245,152
Amortization of intangible and other assets	26,064	45,066
Amortization of costs related to modification of notes payable to stockholder	301,973	185,569
Minority interest	13,355	10,571
Provision for doubtful accounts	28,754	93,632
Stock issued to officer	50,000	2,448
Stock issued for consulting services	319,874	49,761
Compensation expense on stock option grants	441,456	20,821
Changes in operating assets and liabilities:
Accounts receivable	(514,692)	178,696
Inventory	(1,087,738)	150,517
Prepaid expenses and other current assets	(801,367)	85,683
Other assets	6,886	(3,463)
Accounts payable	(742,979)	(1,192,908)
Accrued expenses	164,636	(144,894)
Accrued interest payable to stockholders	(69,367)	(43,037)
Deferred revenue	--	(75,000)
Income taxes payable	27,253	29,216
Short term notes payable	(145,965)	--
Other liabilities	(31,305)	(1,358)
Total adjustments	(1,895,571)	(363,528)
Net cash used in operating activities	(7,248,489)	(5,764,036)
Investing activities
Purchases of fixed assets	(370,614)	(202,551)
Purchase of minority interest	(375,000)	--
Net cash used in investing activities	(745,614)	(202,551)
Financing activities
Proceeds from stock warrant exercises	4,920,413	--
Proceeds from stock option exercises	925,480	--
Payment for issuance costs related to private offering	--	(97,764)
Net cash provided by (used in) financing activities	5,845,893	(97,764)
Net decrease in cash and cash equivalents	(2,148,210)	(6,064,351)
Cash and cash equivalents at beginning of period	12,149,848	20,510,650
Cash and cash equivalents at end of period	$10,001,638	$14,446,299
Noncash investing and financing activities:
Fair value of common stock issued for land purchase	$--	$861,861
Fair value of common stock issued for minority interest purchase	$1,328,131	$--
Common stock issued for conversion of convertible notes payable to stockholders at an exercise price of $3.33	$1,577,872	$--
See accompanying notes.

Dyadic International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

General

Dyadic International, Inc. (the “Company” or “Dyadic”), based in Jupiter, Florida, with operations in the United States of America, Hong Kong and mainland China, Poland and The Netherlands is engaged in the development, manufacture and sale of industrial enzymes and other recombinant proteins for the industrial, biorefinery and pharmaceutical industries, including:

•
the textile, pulp and paper, animal feed, alcohol, starch, and food and beverage industries, where Dyadic currently sells more than 45 liquid and dry enzyme products to more than 200 industrial customers in approximately 50 countries which it refers to as its Enzyme Business;

•
enzymes and related biotechnological processes for use in converting various agricultural products (e.g. corn), agricultural residue products (e.g. dried distillers grains (DDG), wheat straw, and sugar cane bagasse) and forestry industry residues (e.g. wood pulp and chips) into fermentable sugars, which can then be used in the production of traditional and cellulosic ethanol, as well as other products currently derived from petroleum, such as plastics and polymers, which enzymes and related biotechnological processes it refers to as "Biorefinery Products"; and

•
human therapeutic protein candidates, with focus on antibodies, for use by pharmaceutical and biotechnology companies in pre-clinical and clinical drug development applications and commercialization following drug approval, which it refers to as its BioSciences Business.

Using information gathered from the C1 genome sequence that was performed in 2005 and from the subsequent annotation currently being performed in collaboration with Scripps-Florida, Dyadic intends to further improve its capabilities for production of therapeutics and other foreign proteins in C1. The first phase of the annotation has demonstrated over 11,000 genes in C1. A number of those genes have been found to encode the processes that could positively or negatively affect protein production (i.e. gene expression, protein secretion, protein degradation, and protein folding), for example. Using the genetic tools developed for C1, those processes potentially can be altered, identified and modified in such a way as to improve the yields and range of proteins produced in C1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the United States Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to Dyadic International, Inc.’s audited consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC.

Historical Results of Operations

The Company has incurred losses from operations during the last several years, which have resulted in an accumulated deficit of approximately $39.4 million as of June 30, 2006. The Company attributes these operating results to, among other things, continuing negative trends in the textile enzymes sector, expansion of its operations, and administrative support staff, its establishment of new affiliates, and its increased sales and marketing spending. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures during 2005 and through 2006. The Company believes these discretionary research and development expenditures will continue in 2007 and possibly beyond.

The Company believes that there will be sufficient capital to fund its operations and meet its obligations for the next twelve months, based on current sales volumes and proceeds from the recent warrant and stock option exercises. The Company currently has a Value Added Tax (VAT) receivable of approximately $1.08 million related to its operations in Poland that it anticipates receiving payment on, and which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The Company has historically built up its inventory levels in the first half of the year as a result of its contract manufacturer’s summer hiatus for vacation and maintenance, which will occur this year in August and part of September. For the six-month period ended June 30, 2006, the Company produced approximately $1,100,0000 of additional inventory, which it intends to utilize during the latter half of the year, and in particular, the third quarter of 2006, which, in combination with reduced production, will result in reduced cash disbursements for raw materials. The Company’s accounts receivable balance increased by approximately $515,000, which was partially attributable to higher sales volumes toward the latter half of the second quarter of 2006 as compared to the fourth quarter of 2005, which is indicative of timing differences, not collectibility. Subsequent to June 30, 2006 and through August 2, 2006, a significant portion of the June 30, 2006 accounts receivable balance has been received.

The Company has established a number of flexible contractual relationships in the areas of manufacturing and research and development, enabling it to adjust spending in those areas as necessary, to achieve the objectives of its business plan, and manage both its resources and cash utilization rate. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, and sales of preferred and common equity securities. Additional funds may be needed and raised through public or private financings, exercise or conversion of equity instruments, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed may harm the Company’s business and operating results.

Recent Accounting Pronouncements

As discussed in Note 3, Share-Based Compensation, the Company adopted Financial Accounting Standards Board (FASB) No. 123(R) effective January 1, 2006 using the “modified prospective” method. The Company recognized share-based compensation expense for its share-based awards of approximately $310,000 and $441,000 during the three-month and six-month periods ended June 30, 2006, respectively which was calculated under the provisions of FAS 123(R) The Company estimates that, based on current share-based awards granted to date, share-based compensation expense for fiscal 2006 will be approximately $1.0 million.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have an impact on its consolidated results of operations, financial condition or cash flows.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from those estimates.

Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the periods presented.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

	Three-Months and Six-Months Ended June 30,
	2006	2005
Instruments to purchase common stock:
Stock options outstanding pursuant to the 2001 Equity Compensation Plan	3,133,611	1,398,839
Other stock options	--	65,000
Warrants outstanding	5,862,674	6,952,776
Common stock issuable pursuant to conversion features:
Subordinated convertible notes payable	--	473,835
Total shares of common stock considered anti-dilutive	8,996,285	8,890,450

There are contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company pursuant to the arrangement described in Note 3 Share-based Compensation - Common Stock Issuances, of which 222,539 and 300,300 shares are also excluded from the calculation of diluted net loss per share for the three-month and six-month periods ended June 30, 2006 and 2005, respectively. Such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement. As of June 30, 2006, 77,761 shares have been earned and are outstanding. None were earned or outstanding at June 30, 2005.

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

At June 30, 2006, inventory consisted of the following:

Finished goods	$5,021,344
Raw materials	1,479,952
Total inventory	$6,501,296

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

On April 28, 2006, the Company and its 82.5% majority owned Asian Subsidiary entered into a satisfaction and purchase agreement with the Asian Subsidiary’s two minority shareholders, its managing director and one of its other key employees, effective as of January 1, 2006. The minority shareholders received $375,000 in cash and 212,501 shares of unregistered common stock of the Company in consideration for: (i) the transfer to the Company of all of the Asian Subsidiary’s shares (representing 17.5% of its outstanding shares) held by the minority shareholders, bringing the Company’s ownership in the Asian Subsidiary to 100% and relieving the Company’s minority interest liability of approximately $117,000; (ii) a release of the Company for, among other things, a potential $405,000 contingent obligation to the managing director incident to the Company’s purchase of its initial majority interest in the Asian Subsidiary in 1998; and (iii) the cancellation of all indebtedness of the Asian Subsidiary owed to the minority shareholders in the amount of approximately $172,000 of principal and $70,000 of accrued interest, as of the effective date. The Company’s shares were valued at approximately $1,328,000 based on the fair market value of the Company’s common stock on April 28, 2006, the measurement date for accounting purposes. The Company recorded approximately $1,341,000 of goodwill related to the transaction, bringing the net goodwill balance at June 30, 2006 to approximately $1,808,000, which is reflected in the accompanying condensed consolidated balance sheet. As of May 1, 2006, the Company is recording 100% of the Asian Subsidiary’s operating results in the accompanying condensed consolidated statements of operations.

In accordance with the provisions of SFAS 142, the Company is required to perform an annual impairment review of goodwill, which was completed in August 2006. This test involved the use of estimates to determine the fair value of the Company's Asian reporting unit and the comparison of fair value to the carrying value of the reporting unit. The impairment review resulted in no goodwill impairment charge.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 sets forth four basic criteria that must be met before SEC registrants can recognize revenue. These criteria are: persuasive evidence of an arrangement must exist; delivery had to have taken place or services had to have been rendered; the seller's price to the buyer should be fixed or determinable; and collectibility of the receivable should be reasonably assured. Sales not meeting any of the aforementioned criteria are deferred. The Company recognizes revenue when title passes to the customer, based upon the specified freight terms for the respective saleSales are comprised of gross revenues less provisions for expected customer returns, if any. Reserves for estimated returns and inventory credits are established by the Company, if necessary, concurrently with the recognition of revenue. The amounts of reserves are established based upon consideration of a variety of factors, including estimates based on historical returns.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Revenue received for research and development is recognized as the Company meets its obligations under the related agreement. No research and development revenue was recognized during the three-month or six-month periods ended June 30, 2006. The Company recognized $75,000 of research and development revenue during each of the three-month and six-month periods ended June 30, 2005, respectively.

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

2. Notes Payable

Short Term Note Payable

At June 30, 2006, the Company had a short term note payable of approximately $121,625 related to a bank cash advance from a customer Letter of Credit (“LOC”). The LOC was settled in July 2006.

Long Term Note Payable

Long term note payable to stockholder consisted of the following at June 30, 2006:

Loan payable with a rate of 8% as of June 30, 2006 to Mark A. Emalfarb Trust (Bridge Loan), secured by all assets of the Company, in the original principal amount of $3,000,000, principal and accrued interest due January 1, 2008. Accrued interest of $239,941 included in principal balance. Net of unamortized beneficial conversion feature of $69,163.	$2,355,778

Bridge Loan

On May 29, 2003, the Company’s wholly-owned subsidiary, Dyadic International (USA), Inc., a Florida corporation (formerly known as Dyadic International, Inc) (“Dyadic-Florida), obtained a $3.0 million revolving loan (the “Bridge Loan”) from a group of stockholders, including the Chief Executive Officer, who loaned $2,185,000, and the rest of whom loaned Dyadic-Florida $815,000, bearing interest at 8% per annum, with all unpaid principal and interest originally due on January 2, 2004, and extended to January 1, 2005 on February 13, 2004. Subsequent to a private placement of the Company’s common stock and warrants through which the Company raised gross proceeds of approximately $25,405,000 (the “October 2004 Offering”), approximately $903,000 of the proceeds was used to pay off the $815,000 of principal and approximately $88,000 of accrued interest for the portion of the Bridge Loan from the group of other Dyadic-Florida stockholders. The Bridge Loan is collateralized by a security interest in all of the Company's assets.

Incident to the Bridge Loan, the Mark A. Emalfarb Trust and other lending Dyadic-Florida stockholders in the aggregate, were also granted warrants to purchase up to 1.5 million shares of the Company's common stock at the lesser of $4.50 per share or the Series A Preferred conversion price, expiring ten years from the date of grant (the “Bridge Loan Warrants”). In August 2004, the exercise price of the Bridge Loan Warrants was reduced to $3.33 and the maturity date was extended to January 1, 2007 in connection with the Merger (as described in Item 2 - Management’s Discussion and Analysis or Plan of Operation - History of Dyadic). As a result, approximately $343,000, representing the incremental fair value of the modified Bridge Loan Warrants as compared to the fair value of the original Bridge Loan Warrants immediately before the modification, will be amortized to interest expense through the new maturity date. The remaining unamortized portion of $69,163 is reflected as a reduction of notes payable to stockholders in the accompanying condensed consolidated balance sheet as of June 30, 2006. Approximately $17,000 and $29,000 was amortized to interest expense during the three-month periods ended June 30, 2006 and 2005, respectively and $46,000 and $58,000 was amortized to interest expense during the six-month periods ended June 30, 2006 and 2005, respectively. Interest expense on the Bridge Loan excluding the amortization of the beneficial conversion feature, was approximately $48,000 and $96,000 for each of the three-month and six-month periods ended June 30, 2006 and 2005, respectively.

On April 30, 2006, the maturity date of the Bridge Loan was extended from January 1, 2007 to January 1, 2008. The remaining unamortized portion of $69,163 of the beneficial conversion feature related to the modified Bridge Loan Warrants will be amortized through the new maturity date.

Convertible Notes Payable

In connection with the Merger, the conversion prices of the convertible notes payable to the Mark A. Emalfarb Trust and the Francisco Trust were fixed at $3.33 and the maturity dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was recorded in October 2004 and was to be amortized to interest expense through the new maturity date. Approximately $192,000 and $256,000 was amortized to interest expense during the three-month and six-month periods ended June 30, 2006, respectively, and approximately $64,000 and $128,000 was amortized to interest expense during the three-month and six-month periods ended June 30, 2005, respectively.

Interest expense on the convertible notes payable was approximately $8,000 and $31,000 for the three-month and six-month periods ended June 30, 2006, respectively, and was approximately $24,000 and $47,000 for the three-month and six-month periods ended June 30, 2005, respectively.

On May 1, 2006, the Emalfarb Trust received 251,298 shares of common stock upon the conversion in full of its convertible note which had combined principal and accrued interest of $836,824. The Francisco Trust received 222,537 shares of common stock upon the conversion in full of its convertible note which had combined principal and accrued interest of $741,048 as of May 1, 2006. As a result of the conversions, a total of approximately $1.6 million of notes payable to stockholders, bearing interest at 6% per annum was relieved. This represents a future annual reduction in interest expense of approximately $95,000. The balances of the related beneficial conversion features were fully expensed in April 2006 resulting in a one time adjustment of approximately $171,000 to interest expense.

The Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts whose beneficiaries are the Company's President and Chief Executive Officer, and the wife and children of Mark A. Emalfarb, respectively.

Notes Payable - Minority Shareholders

On April 28, 2006, the Company purchased the remaining 17.5% of shares held by the two minority shareholders of its Asian subsidiary, giving the Company 100% ownership of that subsidiary (see Note 3, Share-Based Compensation, Common Stock Issuances). The minority shareholders received $375,000 in cash and 212,501 shares of unregistered Dyadic common stock in consideration for, among other things, the cancellation of the subordinated notes under which the Company owed the minority shareholders $171,986 of principal and $69,868 of accrued interest; relief of the Company’s minority interest liability of approximately $117,000; and a release of the Company for a potential $405,000 contingent obligation to the managing director incident to the Company’s purchase of its initial majority interest in the Asian Subsidiary in 1998.

Interest expense on the subordinated notes payable to the minority stockholders of the Asian subsidiary was approximately $850 and $2,600 for each of the three-month periods ended June 30, 2006 and 2005, respectively and was approximately $3,400 and $5,100 for the six-month periods ended June 30, 2006 and 2005, respectively.

3. Share-Based Compensation

In January 2006, the Company adopted SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Share-based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative.

The Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, compensation expense includes options vesting for share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and share-based payments granted after December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because this transition method was selected, results of prior periods have not been restated.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25 and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to December 15, 2005 under the 2001 Equity Compensation Plan (the “2001 Equity Plan”), as amended. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 are held by the Company’s executive officers and directors, became immediately exercisable. The exercise prices of the affected stock options range from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of SFAS 123(R). The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s statements of operations upon implementation of SFAS 123(R) is approximately $1.3 million. All option grants made on and after January 1, 2006 will be accounted for in accordance with SFAS 123(R).

The Company’s 2001 Equity Plan and 2006 Option Plan (see below) are each considered to be compensatory plans under SFAS 123(R).

Description of Equity Plans

Amended and Restated 2001 Equity Compensation Plan

Effective May 2001, the Company adopted the Dyadic International, Inc. 2001 Equity Compensation Plan under which 1,302,989 shares of common stock were reserved for issuance. In September 2004, by written consent, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of common stock under the 2001 Equity Plan from 1,302,989 to 5,152,447. All employees, as well as members of the Company's Board of Directors and Key Advisors, as defined, are eligible to participate in the 2001 Equity Plan. Under the 2001 Equity Plan, the Company may issue incentive stock options and nonqualified stock options to purchase shares of common stock, or the Company may issue shares of common stock. Such shares, if issued, may be subject to restrictions, as disclosed in the 2001 Equity Plan. In addition to stock options and stock grants, the 2001 Equity Plan allows for the issuance of Performance Units to an employee or Key Advisor. Each Performance Unit represents the right to receive an amount, in cash or in the Company's common stock, as determined by a committee of the Company's board of directors, based on the value of the Performance Unit, if established performance goals are met.

The 2001 Equity Plan was amended and restated effective as of January 1, 2005 by the Company’s board of directors on April 1, 2006 and approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders in June 2006 to (a) reduce the number of shares of common stock reserved for issuance under the plan to 4,478,475 shares from 5,152,447 shares (b) to conform certain provisions of the plan to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and (c) to increase the maximum limitation of shares that may be subject to awards granted under the plan to any one individual for any fiscal year during the term of the plan to 1,200,000 shares from 100,000 shares.

2006 Stock Option Plan

The Dyadic International, Inc. 2006 Stock Option Plan (the “2006 Option Plan”) was adopted by the Company’s board of directors in April 2006 and approved by stockholders at the 2006 Annual Meeting of Stockholders in June

2006. The purpose of the 2006 Option Plan is to retain and attract key management, employees, nonemployee directors and consultants by providing those persons with a proprietary interest in the Company. The compensation committee will administer the 2006 Option Plan and may grant stock options, which may be incentive stock options or nonqualified stock options that do not comply with Section 422 of the Internal Revenue Code. Under the 2006 Option Plan, 2,700,000 shares of common stock have been reserved for issuance. As of June 30, 2006, there were no stock options outstanding under the plan.

The 2001 Equity Plan and the 2006 Option Plan are sometimes collectively referred to as the “Equity Compensation Plans”.

The Company recognized share-based compensation expense for its share-based awards of approximately $310,000 and $13,000 during the three-month periods ended June 30, 2006 and 2005, respectively, and approximately $441,000 and $21,000, for the six-month periods ended June 30, 2006 and 2005, respectively. These charges had no impact on the Company’s reported cash flows. Total share-based compensation expense was allocated among the following expense categories:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
General and administrative	$274,337	$6,800	$372,005	$12,917
Research and development	5,005	6,341	38,486	7,904
Cost of goods sold	10,232	--	10,232	--
Selling and marketing	20,589	--	20,733	--
	$310,163	$13,141	$441,456	$20,821

Under the modified prospective method of transition under SFAS 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three-months and six-months ended June 30, 2006 are not comparable to the same periods in the prior year.

The Company has determined its share-based compensation expense under SFAS 123(R) for the three-months and six-months ended June 30, 2006 as follows:

Valuation of Stock Options

Share-based compensation related to stock options includes the fair value of options granted determined using the multiple option approach under the Black-Scholes method for options granted after December 31, 2005, determined using the single option approach under the Black-Scholes valuation model. The fair value of options determined under SFAS 123(R) is amortized to expense over the vesting periods of the underlying options, generally four years.

The fair value of stock option awards for the three-months and six-months ended June 30, 2006 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees. The expected dividend rate takes into account the absence of any historical payments and management’s intention to retain all earnings, if any, for future operations and expansion.

	Three-Months Ended	Six-Months Ended
	June 30, 2006	June 30, 2006
Average Risk-Free Interest Rate	4.82%	4.71%
Dividend Yield	0%	0%
Average Volatility Factor	76%	73%
Average Option Life	5 Yrs	5 Yrs

 Equity Compensation Plans Awards Activity

Information with respect to the Company’s Equity Compensation Plans and grants of 65,000 options to nonemployees prior to the Company’s adoption of either of the Equity Compensation Plans is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,662,639	$3.61	$--
Granted	1,701,722	4.61	--
Exercised	(228,250)	4.05	--
Cancelled	(2,500)	3.20	--
Outstanding at June 30, 2006	3,133,611	$4.12	$3,384,836
Exercisable at June 30, 2006	1,339,443	$3.65	$2,073,723

The weighted average grant date fair value of options granted during the three-months and six-months ended June 30, 2006 was $3.03 and $2.71 per share, respectively.

A further detail of the options outstanding as of June 30, 2006 is set forth as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price Per Share	Options Exercisable	Weighted-Average Exercise Price Per Share
$1.83 - $2.90	416,667	4.19	$2.46	265,854	$2.47
2.96 - 3.80	1,193,161	3.95	3.23	700,839	3.39
4.39 - 4.66	751,250	6.72	4.57	267,750	4.51
5.92 - 7.13	772,533	4.60	5.96	105,000	5.19
	3,133,611	4.81	$4.12	1,339,443	$3.65

Unrecognized Share-Based Compensation Expense

As of June 30, 2006, there was $3.2 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plan. This expense is expected to be recognized over a weighted-average period of 2.0 years as follows:

Fiscal Year 2006 (July 1, 2006 to December 31, 2006)	$743,000
Fiscal Year 2007	1,044,000
Fiscal Year 2008	649,000
Fiscal Year 2009	649,000
Fiscal Year 2010	147,000
$3,232,000

Prior Year Three and Six-Month Periods Ended June 30, 2005 Pro forma Disclosure of Share-Based Compensation Expense

The following table sets forth the pro forma disclosure of the Company’s net loss and net loss per share for the prior year three and six-month periods ended June 30, 2005 assuming the estimated fair value of the options were calculated pursuant to SFAS 123 and amortized to expense over the option-vesting period:

	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2005
Net loss applicable to holders of common stock, as reported for basic and diluted calculations	$(2,292,214)	$(5,400,508)
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(21,656)	(95,646)
Pro forma net loss applicable to holders of common stock, basic and diluted calculations	$(2,313,870)	$(5,496,154)

Basic and diluted net loss per common share, as reported	$(0.10)	$(0.25)

Basic and diluted pro forma net loss per common share	$(0.11)	$(0.25)

 1 A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Pro forma information regarding net loss and net loss per share was been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123.

Common Stock Issuances

During the three-months ended June 30, 2006, the Company issued 34,838 shares of common stock pursuant to a Development Agreement with a third party for services rendered to the Company for research and development projects. The original term of the Development Agreement was a 26-month period ending September 30, 2006. In December 2004, the term was extended to December 31, 2006. The Company placed 300,300 shares of common stock in escrow which is being issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. Per the Development Agreement, the price used to calculate the number of shares issued was set at $3.33 per share. The stated value of the services rendered is then divided by the share price of $3.33 to determine the number of shares earned. The Company has recognized approximately $207,000 and $320,000 for the three-month and six-month periods ended June 30, 2006, respectively, based on the fair market value of the Company’s common stock on the measurement dates. The number of shares held in escrow as of June 30, 2006 is 222,539 and an aggregate of 77,761 shares have been earned.

On April 28, 2006, the Company and its 82.5% majority owned Asian Subsidiary entered into a satisfaction and purchase agreement with the Asian Subsidiary’s two minority shareholders, its managing director and one of its other key employees, effective as of January 1, 2006. The minority shareholders received $375,000 in cash and 212,501 shares of unregistered common stock of the Company (see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Goodwill). The Company’s shares were valued at approximately $1,328,000 based on the fair market value of the Company’s common stock on April 28, 2006, the measurement date for accounting purporses. As of May 1, 2006, the Company is recording 100% of the Asian Subsidiary’s operating results in the accompanying condensed consolidated statements of operations.

On May 1, 2006, the Company’s two largest stockholders, the Emalfarb Trust and the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), increased their stock ownership in the Company by 251,298 and 222,537 shares of common stock, respectively, as a result of converting in full their convertible promissory notes due January 1, 2007, at an exercise price of $3.33 per share. As a result of the conversions, a total of approximately $1.6 million of notes and interest payable to stockholders, bearing interest at 6% per annum was relieved. The balances of the related beneficial conversion features were fully expensed in April 2006 resulting in a one time adjustment of approximately $171,000 to interest expense.

The Francisco Trust has as its beneficiaries the wife and children of Mark A. Emalfarb, the Chief Executive Officer, President and Chairman of the Company.

During the three-months ended June 30, 2006, the Company has received an aggregate of approximately $5,846,000 in proceeds from the exercises of the following instruments: (i) warrants to purchase an aggregate of 495,460 shares of common stock, at an exercise price of $3.33 per share, (ii) warrants to purchase an aggregate of 594,642 shares of common stock for an exercise price of $5.50 per share, (iii) stock options to purchase an aggregate of 163,250 shares of common stock, granted under the Equity Plan, with exercise prices ranging from $2.08 to $4.50 per share, and (iv) stock options to purchase an aggregate of 65,000 shares of common stock, granted prior to the Equity Plan, with an exercise price of $4.50 per share. Subsequent to June 30, 2006 through August 3, 2006, the Company has received approximately $214,000 of additional proceeds from further exercises of warrants and stock options.

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

The following table summarizes the Company's segment information:

	Three-Months Ended June 30, 2006
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$2,374,512	$1,595,054	$--	$--	$3,969,566
Intersegment	193,257	--	--	(193,257)	--
Total net sales	2,567,769	1,595,054	--	(193,257)	3,969,566

(Loss) income from operations	(2,803,391)	100,617	(194,036)	27,470	(2,869,340)
Interest expense	(270,066)	(17,847)	--	14,117	(273,796)
Investment income (loss), net	101,425	483	25	(14,117)	87,816
Depreciation and amortization	32,447	25,854	1,269	--	59,570
Capital expenditures	63,053	18,398	--	--	81,451

	Three-Months Ended June 30, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$2,513,500	$1,474,577	$--	$--	$3,988,077
Intersegment	252,911	--	--	(252,911)	--
Total net sales	2,766,411	1,474,577	--	(252,911)	3,988,077

(Loss) income from operations	(1,958,703)	49,711	(276,413)	(6,958)	(2,192,363)
Interest expense (a)	(129,424)	(16,199)	(41,430)	10,693	(176,360)
Investment income (loss), net	105,052	157	--	(10,693)	94,516
Depreciation and amortization	19,611	11,556	93,031	--	124,198
Capital expenditures (b)	977,748	36,290	15,919	--	1,029,957
 (a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment was allocated to the Netherlands operating segment.
 (b) Includes non-cash expenditure of approximately $862,000.

	Six-Months Ended June 30, 2006
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$4,722,113	$3,073,209	$--	$--	$7,795,322
Intersegment	548,288	--	--	(548,288)	--
Total net sales	5,270,401	3,073,209	--	(548,288)	7,795,322

(Loss) income from operations	(4,815,606)	136,115	(363,653)	(17,263)	(5,060,407)
Interest expense	(440,109)	(32,333)	--	24,692	(447,750)
Investment income (loss), net	213,654	855	33	(24,692)	189,850
Depreciation and amortization	64,140	50,952	2,499	--	117,591
Capital expenditures	279,767	47,983	42,864	--	370,614
Total assets at June 30, 2006	25,180,899	5,583,554	98,789	(5,498,384)	25,364,858

	Six-Months Ended June 30, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$4,904,043	$2,818,394	$--	$--	$7,722,437
Intersegment	386,531	--	--	(386,531)	--
Total net sales	5,290,574	2,818,394	--	(386,531)	7,722,437

(Loss) income from operations	(4,693,293)	115,204	(479,985)	26,534	(5,031,540)
Interest expense (a)	(262,078)	(30,093)	(78,858)	21,268	(349,761)
Investment income (loss), net	44,230	288	8	(21,268)	23,258
Depreciation and amortization	38,540	20,551	186,061	--	245,152
Capital expenditures (b)	1,002,274	46,219	15,919	--	1,064,412
Total assets at June 30, 2005	26,628,644	2,082,183	225,493	(1,994,338)	26,941,982
 (a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment was allocated to the Netherlands operating segment.
 (b) Includes non-cash expenditure of approximately $862,000.

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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “project”, “plan”, “shall”, “should”, and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of our Company to be materially different from those that may be expressed or implied by such statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company’s forward-looking statements include (i) assumptions or cautionary factors discussed in connection with a particular forward-looking statement or elsewhere in this Form 10-QSB, or (ii) cautionary factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005, including the section titled “Description of Business - Risk Factors That May Affect Future Results,” and in our subsequent filings made from time to time with the Securities and Exchange Commission. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these and other factors. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

General

We are a biotechnology company engaged in the development, manufacture and sale of enzymes, other proteins, peptides and other biomolecules derived from genes, and the collaborative licensing of our enabling patented and other proprietary technologies. We use our patented and other proprietary technologies to develop and manufacture biological products, and intend to collaboratively license them for research, development and manufacturing of biological products, for three categories of applications:

•
enzymes and other biological products for a variety of industrial and commercial applications, such as in the textile, pulp and paper, animal feed, alcohol, starch, and food and beverage industries, where we currently sell more than 45 liquid and dry enzyme products to more than 200 industrial customers in approximately 50 countries, which we refer to as our Enzyme Business;

•
enzymes and related biotechnological processes for use in converting various agricultural products (e.g. corn), agricultural residue products (e.g. dried distillers grains (DDG), wheat straw, and sugar cane bagasse) and forestry industry residues (e.g. wood pulp and chips) into fermentable sugars, which can then be used in the production of traditional and cellulosic ethanol, as well as other products currently derived from petroleum, such as plastics and polymers, which enzymes and related biotechnological processes we refer to as "Biorefinery Products"; and

•
human therapeutic protein candidates, with focus on antibodies, for use by pharmaceutical and biotechnology companies in pre-clinical and clinical drug development applications and commercialization following drug approval, which we refer to as our BioSciences Business.

As more and more industries come to appreciate the financial, process efficiencies, environmental and other advantages of applying biological solutions such as enzymes to their manufacturing processes in lieu of chemicals and other materials leaving damaging environmental footprints, we expect many new market opportunities to emerge for our proprietary technologies (e.g. cellulosic ethanol for the alternative fuel market).

We have developed and use a number of proprietary fungal strains to produce enzymes, but the one on which we have principally focused is a patented system for protein production, or protein expression, which we call the C1 Expression System. This system is based on our patented Chrysosporium lucknowense fungus, known as C1, a host production organism which has been genetically altered to express homologous and heterologous genes to produce targeted protein products. We discovered the C1 microorganism in the mid-1990's and initially developed it, without the application of molecular biology, to produce neutral cellulases for our textile manufacturing customers. By 1998, we began to apply molecular genetics and other proprietary biotechnology tools to C1 to create a technology, which we refer to as the C1 Host Technology. We consider the C1 Expression Technology to be fully-developed in that we now have completed all of the tools required for expressing genes in C1, inserting new genes into C1, and removing unwanted genes from C1. The C1 Expression Technology has been used for about three years for the manufacture of enzyme products we currently sell for use in textile, pulp and paper, and other industries. We also continue to believe that the C1 Expression Technology may be useful for the expression of therapeutic proteins and have recently been encouraged by some of the results of our developmental efforts to that end. For example, the C1 Expression Technology has already demonstrated its ability to produce proteins, including biologically-active full-length antibodies.

The C1 Host Technology, once fully developed, is expected to be capable of performing:

•	two screening functions for:

o	the discovery of genes and the proteins they express; and
o	the identification of improved protein variants resulting from modifications to their genes;
and

•	three expression functions for:

o	the expression of enzymes, other proteins or other biomolecules (e.g., chemical intermediates, biopolymers, etc.) in commercial volumes for industrial enzyme applications;

o	the expression of human therapeutic proteins in small volumes for pre-clinical testing and clinical trials; and

o	the expression of human therapeutic proteins for drugs in commercial volumes.

We have been, over the last several years, principally focused on the expression capabilities of the C1 Host Technology. These efforts culminated in our first commercially successful application - our C1 Expression System.

To more fully exploit the C1 Expression Technology and to identify new products for production in C1, the genomic sequence of C1 was determined in 2005 under contract with Agencourt Biosciences. Using the information gathered from the C1 genome sequence and from the subsequent annotation currently being performed in collaboration with Scripps-Florida, Dyadic intends to improve C1’s capabilities for production of therapeutics and other foreign proteins. The first phase of the annotation has demonstrated over 11,000 genes in C1. A number of those genes have been found to encode the processes that could positively or negatively affect protein production (i.e. gene expression, protein secretion, protein degradation, and protein folding), for example. Using the genetic tools developed for C1, those processes can be altered, identified and modified in such a way as to improve the yields and range of proteins produced in C1. In addition, over one hundred enzyme products of potential commercial interest for applications in the markets targeted by Dyadic have been identified. We anticipate that having the sequence of these genes will allow rapid development of these products using the C1 Host Technology.

Taken together, the molecular biological tools, the annotated genome information and the ability of the C1 strain to be grown at low viscosity and manipulated in microtiter dishes all the way up to 150,000 liter fermenters, we expect C1 to be used to accelerate the pace of protein product development for Dyadic as well as its customers and corporate partners.

We believe, however, even larger market opportunities will exist for our C1 Expression System when the technology is more fully developed. For example, we have invested heavily over the past decade in research and development (“R&D”) for cellulases, xylanases and other hemicellulases for a wide variety of applications. Some of these enzymes, as well as others in our R&D pipeline, may be able to convert agricultural residue products and energy crops (lignocellulosic substrates) into fermentable sugars, which in turn can be used to produce ethanol and other chemicals that have historically been petroleum-derived. Recently, scientists working for Dyadic purified seven cellulase and hemicellulase components from C1 and tested mixtures of these enzymes against cellulosic substrates for their ability to convert those substrates to fermentable sugar. It was shown that these enzyme mixtures could rapidly and efficiently degrade these substrates, and we anticipate that these results will guide us in the development of strains and processes for the production of ethanol from lignocellulosic biomass. These results were presented at the BIO World Congress for Industrial Biotechnology and Bioprocessing in July 2006, were the subject of a patent application, and will be submitted for publication in a peer-reviewed scientific journal.

In addition to C1, we have a stable of well-characterized fungal strains and enzymes from those strains from which we have identified and characterized a number of these activities. We believe that the combination of these R&D efforts and our C1 Host Technology position us to address opportunities in the alternative fuel market, and we intend to develop plans to enter this market and seek collaborative partners in connection therewith.

We also believe our C1 Expression System can be successfully harnessed to help solve the protein expression problem confronting the global drug industry - the difficulty, despite enormous historic investment, of cost-effectively and expeditiously harnessing existing genomic knowledge to develop new specialized biological products, or therapeutic proteins. For the past six years, we have been developing our C1 Expression System to serve the drug industry in the discovery, development and production of human therapeutic proteins, with our primary focus on enabling pharmaceutical and biotechnology companies to not only successfully carry on the development of drugs from their gene discoveries, but also to manufacture those drugs at economically viable costs. Within therapeutic proteins, the production of antibodies is an area of special focus for us in view of the large number of antibodies in pharmaceutical companies’ R&D pipelines for which a reliable and cost-effective production process capable of producing large volumes is required. Still in the development stage, we refer to these activities as our BioSciences Business.

Although the reprogramming of the C1 host is targeted at improving the production of biopharmaceuticals from human genes (which remains a significant focus of our commercialization strategy for the C1 Expression System), one side benefit of this core technology development program will be to further improve the capabilities of C1 to make even larger quantities of enzymes and other proteins associated with genes from diverse living organisms, such as fungi other than C1, yeast, bacteria, algae and plants. We believe that this is likely to help us generate revenues in the shorter term by cost-effective production of enzymes and other proteins of commercial interest to potential business partners in sectors such as pulp and paper, agriculture, textile, food and animal feed. We have begun to mine the C1 genome for genes of interest and have identified a number of genes for enzymes that have the potential to become new products for several industries, such as textile, pulp and paper, energy, food and animal feed.

We have also been developing the screening potential of our C1 Host Technology for gene discovery and the identification of protein variants resulting from modifications to their genes, which we refer to as our C1 Screening System. These efforts include a collaborative relationship with a Netherlands-based scientific organization, TNO Quality of Life (f/k/a TNO Nutrition and Food Research Institute), and the establishment of a wholly-owned subsidiary, Dyadic Nederland BV, which has engaged in, and partially completed, the development of a fully-automated fungal high throughput screening system, or HTS system for which we are seeking new collaboration partners to help us complete. We believe that if our BioSciences Business' application of our C1 Expression System and our C1 Screening System can each be perfected, we will be able to offer a potentially unique end-to-end solution for drug companies: a single host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development that would greatly increase drug development efficiency, economy and speed to market, as well as the probability of developing a discovery lead into a product, because the need for switching host cells during different phases of R&D will be minimized. By the same reasoning, we believe that the C1 Host Technology is expected to benefit the development of industrial or specialty enzyme products by allowing discovery, improvement, development and large-scale manufacturing in a single host organism, which should result in shorter inception-to-commercialization time and greater probability of success.

Currently, we own 3 issued and 1 allowed U.S. patents, 26 issued and 1 allowed International patents and 50 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

History of Dyadic

Between May 2003 and March 2004, we began to focus principally on our C1 Expression System, even as we continued to develop our C1 Screening System with its related HTS hardware and software and to assemble more scientific data to support our claims regarding that System's potential. During this interval of time, we also continued to grow our Enzyme Business, as we used our C1 Expression System and other proprietary technologies to successfully develop several industrial enzymes, while continuing to seek equity financing.

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

During the three-months ended June 30, 2006, we have received an aggregate of approximately $5,846,000 in proceeds from the exercises of warrants and stock options and approximately $214,000 of additional proceeds through August 3, 2006 from further exercises of warrants and stock options. The proceeds have significantly reduced the net amount of cash the Company used during the first half of 2006, thereby improving our working capital available to support future operations.

During 2005, we focused our efforts on, among other things, expanding the introduction of our pulp and paper enzymes product offering and significantly expanding our marketing efforts. We have assembled a team of seasoned sales and marketing executives and technical sales personnel with extensive pulp and paper industry experience and contacts. During 2006, we have been conducting an increasing number of new customer plant trials and our aim is to convert a number of these trials into significant and sustained levels of pulp and paper product sales. In March 2006, we secured our first order of our proprietary enzymes from a North American paper manufacturer. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry to be in excess of $1.0 billion.

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

We have invested heavily over the past decade in R&D for cellulases, xylanases and other hemicellulases for a wide variety of applications. Some of these enzymes, as well as others in our R&D pipeline, may be applicable to the conversion of agricultural residue products and energy crops (lignocellulosic substrates) and forestry industry residues into fermentable sugars, which in turn can be used to produce ethanol and other chemicals that have historically been petroleum-derived. We have a stable of well characterized fungal strains and enzymes which we believe has the required activities. We believe that our C1 Host Technology or other proprietary technologies, coupled with our R&D efforts, will enable us to offer products that address energy problems more effectively and economically. Collectively, we believe we have resources with significant expertise in this area, including our Scientific Advisory Board members, our strategic collaborations with leading scientific organizations such as Moscow State University and the Russian Academy of Sciences as well as our employees, including the addition of a Chief Scientific Officer in March of 2006.

In 2006, we have begun to shift some of our focus to energy market opportunities and the need for alternative fuels such as cellulosic ethanol. We have invested significant resources over the past decade in the development of our C1 and other technologies for the production of cellulases, xylanases and other hemicellulases. Some of these enzymes, as well as others currently in development, may be applicable in the conversion of agricultural and forestry industry residues such as dry distillers grains (DDG), corn stover, wheat straw, sugar cane bagasse, and wood chips and waste from the pulp and paper mills, into fermentable sugars, which in turn can be used to produce ethanol and other chemicals historically derived from petroleum. The current U.S. biofuels market (corn starch to ethanol) is currently estimated to be approximately over $12 billion (4.3 billion gallons of ethanol at a current contract price of $2.70 per gallon). The current market for amylases in this corn to ethanol conversion market is in the hundreds of millions of dollars. Additional corn to ethanol production capacity is becoming available from many manufacturers and it is estimated by the Renewable Fuels Association that by 2007 there will be approximately a 6.3 billion gallon capacity in the U.S. While this is a significant increase over current capacity, this represents less than 5% of the U.S. transportation fuel requirement. It is estimated that conversion of corn starch to ethanol could provide between 5-10% of U.S. transportation fuel needs, though greater use of corn-derived ethanol could potentially disrupt the food and feed corn markets. The U.S. Dept of Energy has estimated that the U.S. has enough annual biomass for ethanol conversion to replace approximately 30% of our transportation fuels. Thus, significant expansion of ethanol capacity above existing levels will necessitate the use of agricultural residue feedstock (e.g. corn stover, wheat straw, sugar cane bagasse, wood chips and waste from the pulp and paper mills) and energy crops. Such biomass requires the use of cellulase and hemicellulose enzymes for the conversion of biomass ,into fermentable sugars. Depending on the market share and feedstock involved, the potential for enzymes alone in the cellulosic to ethanol market is estimated to be in the hundreds of millions of dollars.

Currently, ethanol producers sell DDG, the corn mash byproduct from ethanol, for use as animal feed. We are applying our C1Host Technology and other technologies to discover, develop and manufacture enzymes which we believe will result in increased recovery of fermentable sugars from DDG. Working with the Iowa Corn Promotion Board on a Department of Energy funded program, we have been providing enzymes to convert cellulose and hemicellulose, which comprise as much as half of the weight of DDG, to fermentable sugars. These sugars can be utilized to produce additional ethanol and other chemicals that have historically been petroleum-derived.  We are looking to further develop the technology to convert DDG and other agricultural bioproducts into fermentable sugars by applying for additional government grants and through strategic collaborations with partners with complementary technologies.  We have begun to expand our R&D programs to develop and manufacture enzymes that will be more effective in converting these byproducts into larger volumes of lower cost fermentable sugars, thereby lowering the cost of cellulosic ethanol production. We have been testing a number of multicomponent enzyme products, including both commercial products and others in development, for their ability to convert various sources of untreated and pretreated lignocellulosic biomass substrates to fermentable sugars. Using these enzymes and the expression tools that have been developed, we believe Dyadic may be one of a small number of companies able to produce the necessary enzymes for an efficient and economical biomass to fermentable sugar process. In collaboration with appropriate partners, those sugars would then be converted to ethanol, other fuels, or chemical feedstocks. To this end, we are engaged in multiple active sets of discussions with prospective industry collaboration partners and others, to assist us in these efforts. We believe that this may be a significant market opportunity for us as a technology provider; however, there is no guarantee that our efforts in this area will ultimately produce sales.

We derive almost all of our sales from our Enzyme Business, and have thus far generated only nominal sales from our BioSciences Business. We have an accumulated deficit at June 30, 2006 of approximately $39.4 million. These losses resulted primarily from expenses associated with research and development activities and general and administrative expenses. To become profitable, we must continue to grow our Enzyme Business (see Sales & Marketing Strategy below) and/or generate significant revenue from our Biorefinery Products and our

BioSciences Business, either directly or through potential future license agreements and collaborative partnerships with industrial and drug companies, respectively.

For additional information on Dyadic’s history, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Research and Development - C1 Host Technology

With the significant increase in our capital funding, we completed a genomic sequencing project performed by Agencourt Bioscience to sequence the DNA of our C1 host organism in March 2005. Leveraging the information gained from the Agencourt C1 genome sequencing project, we have identified by manual searches over one hundred genes of potential commercial interest. To more fully realize the potential of the genomic sequence, it will be necessary to annotate the genome. On March 31, 2006, we announced the engagement of The Scripps Research Institute to work with Dyadic scientists to provide a comprehensive annotation of the C1 genome. We expect that the annotation will provide tools for identifying and classifying genes, their corresponding proteins, and metabolic pathways in a searchable and user-friendly format. These tools would allow us to identify additional commercial enzyme product leads, including improved cellulases and hemicellulases for use in textile, pulp and paper, food and animal feed applications, and for the production of ethanol from lignocellulosic biomass. We anticipate that this annotation will also allow us to identify genes that influence the physiology of protein production in C1. Modification of these genes or their expression is expected to lead to improvements in the C1 Host Technology, the C1 Expression System and the C1 Screening System, making them more robust and versatile. Those improvements would likely enable them to produce a wider variety of proteins at higher yields and at lower cost. The annotation project is currently in progress and on schedule, and we have already begun to receive preliminary information on the genome structure of C1. Over 11,000 genes have been located and are in the process of being identified. This initial annotation was accomplished using a number of computer algorithms. We are now beginning the process of further refining the computer-called genes through manual annotation.  As the annotation program progresses, we expect to build a comprehensive genetic and biochemical blueprint of C1 by continually referencing our genomic data and data derived from the genome against databases of known genes, proteins, and metabolic pathways. The blueprint will be readily searchable and user-friendly, allowing Dyadic to identify numerous products of potential commercial interest as well as genes and proteins affecting protein production process in C1, with the goal of improving the versatility and robustness of the C1 technology platform.

With petroleum prices over $70 a barrel, there has been an increased interest in biofuels from both the public and politicians. Reflecting this sentiment, President Bush proposed in his State of the Union Address on January 31, 2006 the Advanced Energy Initiative, which could amount to a 22% increase in the Department of Energy's funding for clean energy research. The proposal calls for the 2007 Federal Budget to include $150 million for research into new methods for making ethanol, not just from corn kernels (which is the current method), but also from wood chips, corn stover, wheat straw, switchgrass and other sources of lignocellulosic biomass. President Bush has set a goal to make this cellulosic biomass based ethanol cost-competitive and commercially viable within six years.

Making ethanol from lignocellulosic biomass requires cellulase and hemicellulase enzymes, a market segment in which Dyadic has been a producer since the early 1990's. Filamentous fungi are widely known to be the most prolific producers of such enzymes in their natural state to breakdown various agricultural lignocellulosic matters into fermentable sugars, which can be further converted into ethanol. We believe that our existing portfolio of enzymes from C1 and other proprietary fungi, as well as a large number of cellulase and hemicellulase enzymes in the C1 genome and others could play a significant role in realizing the President's goal of launching cellulosic ethanol within six years. We also expect to bring to bear the power of our integrated C1 Host Technology gene discovery and expression technology - a unique and powerful proprietary tool set - in order to find and develop novel and highly efficient enzymes for producing ethanol from lignocellulosic biomass. If we are successful in this endeavor, we believe we could play a significant role in the industry's achievement of its goal to eventually extract 80 billion gallons of ethanol from the more than one billion tons of lignocellulosic biomass that is available to be produced in the U.S., according to the U.S. Department of Energy. That is estimated to be enough to cover approximately one third of the transportation fuel needs in the U.S., which would represent a significant improvement over the approximate maximum of 5% - 10% of energy needs that can be met with corn derived ethanol. Our role would be to supply enzymes to meet the needs of the cellulosic ethanol producers and/or become a business partner in the production of ethanol itself.

With the addition of Dr. Glenn E. Nedwin as our Chief Scientific Officer and President of our BioSciences Business, we have begun to focus on a search for one or more industry collaboration partners and others to assist us in the funding and development of multiple enzyme products for this ethanol market. There can be no assurance, however, that the Company will be successful in securing any such collaboration partners or others, or that even if successful in doing so, that the Company will be successful in developing a commercially viable enzyme mixture for this market.

We are also developing our C1 Host Technology to facilitate the discovery, development and large-scale production of human antibodies and other high-value therapeutic proteins. One of the major hurdles in the development of our C1 Expression System for the production of heterologous proteins has been degradation of the expressed proteins by proteases normally produced by C1. As a result of our focused effort to identify, clone the genes for, and eliminate those proteases, we have generated strains with very low levels of protease as compared to the original host strains. Recent preliminary data, based on in vitro stability of several therapeutically relevant human antibodies and other proteins in the presence of culture broth from those strains, suggests that the protease-reduced strains will be useful for the production of biopharmaceuticals. We anticipate that during 2006, we will see further increases in antibody yields and will have data that demonstrate whether antibodies expressed in C1 are biologically active. Initial results, obtained in the first half of 2006 have indicated that C1 is capable of producing biologically-active full length antibodies at good yield. Further efforts will focus on biochemically characterizing the antibody products produced from C1 and further improving yields through fermentation development. As a longer term endeavor, we intend to leverage our genomics tools to develop further improved host strains for production of antibodies, other therapeutics, and enzymes.

Based on the foregoing and other R&D initiatives we continue to pursue in 2006, we expect to incur significant costs funding our R&D initiatives, including costs related to enhancements to our core technologies. If certain projects continue to show promise, such as the discovery, development and large-scale production of human antibodies, and new and better enzymes for converting DDG’s and/or other agricultural feedstocks such as sugarcane bagasse, wheat straw, corn stover, citrus peel, pulp waste, etc., we may need to accelerate those projects and therefore will require increased R&D funding. The source of the funding may be from our cash resources, private and public debt or equity financings, partnerships with third party entities, other strategic relationships, or a combination of one or more of the foregoing. As a result, we expect to continue to incur losses as we further develop our C1 Expression and Screening Systems, and build other required infrastructure to exploit our C1 Host Technology, our C1 Expression System, our C1 Screening System and our other technologies. There can be no assurance that our efforts with regard to these objectives will be successful.

Sales & Marketing Strategy - Enzymes

One of our top priorities during 2005 was to sharply expand the introduction of our pulp and paper enzyme products to that industry. While we believe these products offer a strong value proposition for this industry, we made a strategic decision to penetrate this market with an acute sensitivity to the fact that our target customer decision-makers are responsible for physical plants costing, in many instances, several hundred million dollars or more, and are accustomed to dealing with highly technical sales teams with strong support competencies, following long-term trials of new products. Accordingly, we set about to recruit and assemble a team of seasoned sales and marketing executives and technical salesmen with extensive pulp and paper industry experience and contacts in promoting and maintaining sales relationships involving substantial on-going sales and technical servicing. During 2005, we successfully recruited a Vice President of Sales & Marketing - Enzymes, a Vice President - Pulp & Paper, and 6 technical sales representatives whom we believe fit this description as well as additional technical sales representatives in our Asian subsidiary. The addition of the sales and marketing personnel occurred throughout the third quarter of 2005, and accordingly, we do not expect to see significant sales results from these additions until the latter half of 2006. For the first six months of 2006, pulp and paper sales increased to 15% of net sales as compared to 10% for the comparable period in 2005, which represents a 57% increase for the six-month period ended June 30, 2006 over the comparable 2005 period. Pulp and paper sales increased from 13% of net sales in the first quarter of 2006 to 18% of net sales for the second quarter of 2006.

During 2006, we are continuing to expand our pulp and paper sales and marketing initiatives, as we work to capture both an increasing number of new customer trials and convert existing and new customer trials into significant and sustained levels of pulp and paper product sales. As a next step, we are working to expand our indirect sales force through the selective addition of distributors in key regions of the world and by training the sales forces of our new and existing distributors. We continue to estimate the addressable market for our existing enzyme products in the pulp and paper industry and potential enzyme products for the pulp and paper industry currently in our research and development pipeline to be in excess of $1.0 billion.

We have worked with several existing pulp and paper customers to generate product trial data for our use in selling to other global companies Bleach-boosting, Bio-refining and De-inking products. As we had expected, the sales cycle for capturing a new customer trial is a long one (often 6 months to 18 months, or longer), though we have nonetheless been able to commence mill trials with several key potential customers over the past year.

Our marketing and field efforts were recently recognized by recording our first sale of our pulp and paper enzymes in the United States during the three-month period ended March 31, 2006. Some of the benefits that this paper mill has realized from the use of our enzymes include increased paper production of up to 8%, a reduction in paper basis weights of up to 4%, and significant reductions in refiner energy consumption.

The animal feed market has represented approximately 7% and 6% of our Enzyme Business net sales in 2005 and 2004, respectively. For the first six months of 2006, animal feed sales increased to 8% of net sales as compared to 7% for the comparable period in 2005. We have begun funding the registration of our existing products and new products under development for these applications in the European Union (the largest market), and expect material growth in this geographical market and elsewhere over the next two to three years. We also expect to be able to focus additional product development and sales efforts in other markets, such as energy, starch and brewery markets, as a consequence of recruitment of additional personnel charged with direct responsibility for overseeing the registration of our products and greater focused attention on these market opportunities.

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

Results of Operations for the Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended June 30, 2006 to the three-months ended June 30, 2005 (in thousands):

	Three-Months Ended June 30,
(In thousands)	2006	2005	Increase (Decrease)
Net sales	$3,970	$3,988	$(18)
Cost of goods sold	2,893	3,211	(318)
Gross profit	1,077	777	300

Operating expenses:
Research and development	990	954	36
Selling and marketing	813	617	196
General and administrative	2,077	1,437	640
Foreign currency exchange losses (gains), net	66	(39)	105
	3,946	2,969	977

Loss from operations	(2,869)	(2,192)	677

Other income (expense):
Interest expense	(274)	(176)	(98)
Investment income, net	88	95	(7)
Minority interest	(13)	(3)	(10)
Other expense, net	69	--	69
Total other expense	(130)	(84)	(46)
Loss before income taxes	(2,999)	(2,276)	(723)
Provision for income taxes	(7)	(16)	9
Net loss	$(3,006)	$(2,292)	$714

Net Sales

The following table reflects the Company’s net sales by industry for the three-month periods ended June 30, 2006 and 2005 (in thousands):

	Three-Months Ended June 30,
(In thousands)	2006	% of Net Sales	2005	% of Net Sales	Increase / (Decrease)%
Textile	$2,624	66%	$2,752	69%	$(128)	(5%)
Animal Feed	319	8%	362	9%	(43)	(12%)
Pulp & Paper	723	18%	536	13%	187	35%
Others (5 industries)	304	8%	263	7%	41	16%
Total Industrial Enzymes	$3,970		$3,913		57	1%
Bioscience	--	0%	75	2%	(75)	(100%)
Total Net Sales	$3,970	100%	$3,988	100%	$(18)	--%

For the three-months ended June 30, 2006, we generated net sales of approximately $3,970,000, compared to net sales of approximately $3,988,000 for the three-months ended June 30, 2005, a decrease of approximately $18,000. During the three-months ended June 30, 2005, we generated $75,000 of Bioscience revenue. The decrease of approximately $18,000 net sales is due in part to the lack of Bioscience revenue during the three-month period ended June 30, 2006. The Company is not currently generating Bioscience revenues on a regular basis, but does anticipate some revenue in the latter half of 2006. There is no guarantee, however, that these revenues will be realized. Industrial Enzyme revenues increased by approximately $57,000, from approximately $3,913,000 to approximately $3,970,000 for three-month period ended June 30, 2006, primarily due to the approximately $187,000 increase in pulp and paper sales (a 35% increase over the comparable period in 2005) which was offset by a decrease of approximately $128,000 from the textile industry (a 5% decrease over the comparable period in 2005).

To what degree our net sales from the textiles market will continue to decline in the future will depend not only on that market’s dynamics, but also on the extent to which pricing pressure created by our competitors continues. Our success in developing new products and our ability to lower our production costs will also have an impact.  We believe our sales will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper, food and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made and continue to make substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts and in advancing our C1 host technology and other technologies. We continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. To this end, we are launching eight new products into the Textile market in the third quarter of 2006. The Textile market is one of the core markets for our Enzyme Business and we expect that these products, which are the result of our continued research & development in support of this core market, will help to stabilize and ultimately enable us to recapture our market share. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify, the initial effects of which are beginning to be seen. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper, starch, alcohol, ethanol), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

Cost of Goods Sold

For the three-months ended June 30, 2006, cost of goods sold was approximately $2,893,000, or 73% of net sales, as compared to approximately $3,211,000, or 81% of net sales for the three-months ended June 30, 2005. The improvement in cost of goods sold is a result of the shift in sales from the textile industry to higher margin industries such as pulp and paper, animal feed and others such as brewing and alcohol. In addition, during the three-months ended June 30, 2005, the Company recorded an increase in the inventory provision of approximately $261,000, with no comparable amount during the three-months ended June 30, 2006.

Research and Development

For the three-months ended June 30, 2006, research and development expenses were approximately $990,000, or 25% of net sales, as compared to approximately $954,000, or 24% of net sales for the three-months ended June 30, 2005, representing an increase of approximately $36,000. This increase is attributable to our continuing research and development initiatives.

Research and development costs incurred by type of project were as follows (in thousands):

(In thousands)	Three-Months Ended June 30,
	2006	2005
Internal development	$320	$509
Collaborations	670	445
	$990	$954

Research and development costs based upon type of cost were as follows (in thousands):

(In thousands)	Three-Months Ended June 30,
	2006	2005
Personnel related	$195	$276
Laboratory and supplies	24	73
Outside services	670	445
Equipment and depreciation	15	98
Facilities, overhead and other	86	62
	$990	$954

Selling and Marketing

For the three-months ended June 30, 2006, selling and marketing expenses were approximately $813,000, or 20% of net sales, compared to approximately $617,000, or 15% of net sales for the three-months ended June 30,

2005, representing an increase of approximately $196,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $71,000, and increased travel and commission expense of approximately $73,000, due to the addition of seven employees in the latter half of 2005 including a Vice President of Sales & Marketing - Enzymes, and the addition of contract labor as well as technical sales representatives to our Asian subsidiary. These additions are a part of the substantial investment both in personnel and other initiatives we have made to expand our sales, marketing and product development efforts.

General and Administrative

For the three-months ended June 30, 2006, general and administrative expenses were approximately $2,077,000, or 52% of net sales, compared to approximately $1,437,000, or 36% of net sales for the three-months ended June 30, 2005, representing an increase of approximately $640,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $172,000 due to the addition of four new employees, including Dr. Glenn Nedwin, our Chief Scientific Officer and President of our BioSciences Business, approximately $286,000 in additional stock option compensation expense which is a result of the adoption of FAS No. 123(R), and approximately $175,000, related to changes in allocations of expenses between research and development and sales and marketing.

Foreign Currency Exchange Gains (Losses), Net

For the three-months ended June 30, 2006, the Company incurred a net foreign currency exchange loss of approximately $66,000 as compared to a net gain of approximately $39,000 for the three-months ended June 30, 2005. The $105,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Other Income (Expense)

 Interest Expense

For the three-months ended June 30, 2006, interest expense was approximately $274,000 as compared to approximately $176,000 for the three-months ended June 30, 2005, representing an increase of approximately $98,000. The increase is primarily due to the write off of the balance of beneficial conversion features related to the convertible stockholders notes payable of approximately $128,000, which were converted to common stock on May 1, 2006, and a reduction in interest from notes payable to stockholders of approximately $17,000.

  Investment Income, Net

For the three-months ended June 30, 2006 and 2005, income from investments in money market funds was approximately $88,000 and $95,000, respectively. The decrease in income from investments in money market funds for the three-months ended June 30, 2006 was attributable to maintaining lower cash balances, partially offset by increased yields due to higher interest rates.

 Provision for Income Taxes

We have no provision for U.S. income taxes as we have incurred operating losses in all periods presented and provide full valuation allowances against the resulting tax benefits. For the three-months ended June 30, 2006, we had a foreign income tax provision of approximately $7,000 compared to approximately $16,000 for the three-months ended June 30, 2005, which is primarily attributable to our Asian subsidiary, which operates in Hong Kong and mainland China.

Results of Operations for the Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the six-months ended June 30, 2006 to the six-months ended June 30, 2005 (in thousands):

	Six-Months Ended June 30,
(In thousands)	2006	2005	Increase (Decrease)
Net sales	$7,795	$7,722	$73
Cost of goods sold	5,833	6,196	(363)
Gross profit	1,962	1,526	436

Operating expenses:
Research and development	1,898	2,509	(611)
Selling and marketing	1,616	1,186	430
General and administrative	3,412	2,899	513
Foreign currency exchange losses (gains), net	97	(37)	134
	7,023	6,557	466

Loss from operations	(5,061)	(5,031)	30

Other income (expense):
Interest expense	(448)	(350)	(98)
Investment income, net	190	23	167
Minority interest	(13)	(11)	(2)
Other income (expense), net	12	(4)	16
Total other expense	(259)	(342)	83
Loss before income taxes	(5,320)	(5,373)	53
Provision for income taxes	(33)	(28)	(5)
Net loss	$(5,353)	$(5,401)	$48

Net Sales

The following table reflects the Company’s net sales by industry for the six-month periods ended June 30, 2006 and 2005 (in thousands):

	Six-Months Ended June 30,
(In thousands)	2006	% of Net Sales	2005	% of Net Sales	Increase / (Decrease)%
Textile	$5,343	69%	$5,826	75%	$(483)	(8%)
Animal Feed	629	8%	550	7%	79	14%
Pulp & Paper	1,201	15%	764	10%	437	57%
Others (5 industries)	622	8%	507	7%	115	23%
Total Industrial Enzymes	$7,795		$7,647		148	2%
Bioscience	--	0%	75	1%	(75)	100%
Total Net Sales	$7,795	100%	$7,722	100%	$73	1%

For the six-months ended June 30, 2006, we generated net sales of approximately $7,795,000, compared to net sales of approximately $7,722,000 for the six-months ended June 30, 2005, an increase of approximately $73,000. This increase in net sales reflects the Company’s efforts to transition its revenue base from the lower margin textile enzymes to higher margin areas such as enzymes for the pulp and paper (a 57% increase over the 2005 comparable period), animal feed and other industries, which in the aggregate, represents an increase in net sales in these industries of 35% over sales for the six-months ended June 30, 2005 (or 31% of net sales versus 24%). This increase is offset by the continuing margin pressure experienced in the textile industry and aggressive pricing by competitors which has created a strong downward pressure on pricing, and has caused the Company’s sales to the textiles market to decrease (69% vs. 75% for the six-months ended June 30, 2006 and 2005, respectively, as a percentage of net sales) as well as a decrease in Bioscience revenue during the six-month period ended June 30, 2006. The Company is not currently generating Bioscience revenues on a regular basis, but does anticipate some revenue in the latter half of 2006. There is no guarantee, however, that these revenues will be realized.

To what degree our net sales from the textiles market will continue to decline in the future will depend not only on that market’s dynamics, but also on the extent to which pricing pressure created by our competitors continues. Our success in developing new products and our ability to lower our production costs will also have an impact.  We believe our sales will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper, food and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We have made and continue to make substantial investments both in personnel and other initiatives since November 2004 to expand our sales, marketing and product development efforts and in advancing our C1 host technology and other technologies. We continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. To this end, we are launching eight new products into the Textile market in the third quarter of 2006. The Textile market is one of the core markets for our Enzyme Business and we expect that these products, which are the result of our continued research & development in support of this core market, will help to stabilize and ultimately enable us to recapture our market share. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify, the initial effects of which are beginning to be seen. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper, starch, alcohol, ethanol), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

Cost of Goods Sold

For the six-months ended June 30, 2006, cost of goods sold was approximately $5,833,000, or 75% of net sales, as compared to approximately $6,196,000, or 80% of net sales for the six-months ended June 30, 2005. The improvement in cost of goods sold is a result of the shift in sales from the textile industry to higher margin industries such as pulp and paper, animal feed and others such as brewing and alcohol. In addition, during the six-months ended June 30, 2005, the Company recorded an increase in the inventory provision of approximately $295,000, with no comparable amount during the six-months ended June 30, 2006.

Research and Development

For the six-months ended June 30, 2006, research and development expenses were approximately 1,898,000, or 24% of net sales, as compared to approximately $2,509,000, or 32% of net sales for the six-months ended June 30, 2005, representing a decrease of approximately $611,000. In March 2005, we completed a genomic sequencing project with Agencourt Bioscience to sequence our C1 host organism, which contributed significantly to the higher expense in the six-month period ended June 30, 2005. With the completion of this project, we have begun to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp and paper, animal feed, and food. To more fully realize the potential of the genomic sequence, it will be necessary to annotate the genome.

On March 31, 2006, we announced the engagement of The Scripps Research Institute to work with Dyadic scientists to provide a comprehensive annotation of the C1 genome. Over 11,000 genes have been located and are in the process of being identified. This initial annotation was accomplished using a number of computer algorithms.  We are now beginning the process of further refining the computer-called genes through manual annotation.  As the annotation program progresses, we expect to build a comprehensive genetic and biochemical blueprint of C1 by  continually referencing our genomic data and data derived from the genome against databases of known genes, proteins, and metabolic pathways. We expect that the annotation will provide tools for identifying and classifying genes, their corresponding proteins, and metabolic pathways in a searchable and user-friendly format. These tools will allow us to identify additional commercial enzyme product leads, including improved cellulases and hemicellulases for use in textile, pulp and paper, food and animal feed applications, and for the production of ethanol from lignocellulosic biomass. We anticipate that annotation also will allow Dyadic to identify genes that influence the physiology of protein production in C1. Modification of these genes or their expression will lead to improvements in the C1 Expression and Screening Systems, making them more robust and versatile. Those improvements will likely lead to Systems able to produce a wider variety of proteins at higher yields and at lower cost. The annotation project is currently in progress and on schedule, and we have already begun to receive preliminary information on the genome structure of C1.

Another contributing factor to our decrease in R&D expense was the reduction in depreciation expense due to the full depreciation of certain R&D equipment at the end of 2005 which contributed approximately $183,000.

Research and development costs incurred by type of project were as follows (in thousands):

(In thousands)	Six-Months Ended June 30,
	2006	2005
Internal development	$713	$965
Collaborations	1,185	1,544
	$1,898	$2,509

Research and development costs based upon type of cost were as follows (in thousands):

(In thousands)	Six-Months Ended June 30,
	2006	2005
Personnel related	$401	$544
Laboratory and supplies	53	107
Outside services	1,185	1,544
Equipment and depreciation	20	194
Facilities, overhead and other	239	120
	$1,898	$2,509

Selling and Marketing

For the six-months ended June 30, 2006, selling and marketing expenses were approximately $1,616,000, or 21% of net sales, compared to approximately $1,186,000, or 15% of net sales for the six-months ended June 30, 2005, representing an increase of approximately $430,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $193,000, and increased travel expense and commission of approximately $161,000, due to the addition of seven employees in the latter half of 2005 including a Vice President of Sales & Marketing - Enzymes, and the addition of contract labor as well as technical sales representatives to our Asian subsidiary. These additions are a part of the substantial investment both in personnel and other initiatives we have made to expand our sales, marketing and product development efforts.

General and Administrative

For the six-months ended June 30, 2006, general and administrative expenses were approximately $3,412,000, or 44% of net sales, compared to approximately $2,899,000, or 38% of net sales for the six-months ended June 30, 2005, representing an increase of approximately $513,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $315,000 due to the addition of four new employees, approximately $339,000 in additional stock option compensation expense which is a result of the adoption of FAS No. 123(R) and approximately $154,000 related to changes in allocations of expenses between research and development and sales and marketing.

Foreign Currency Exchange Gains (Losses), Net

For the six-months ended June 30, 2006, the Company incurred a net foreign currency exchange loss of approximately $97,000 as compared to a net gain of approximately $37,000 for the six-months ended June 30, 2005. The $134,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Other Income (Expense)

 Interest Expense

For the six-months ended June 30, 2006, interest expense was approximately $448,000 as compared to approximately $350,000 for the six-months ended June 30, 2005, representing an increase of approximately $98,000. The increase is primarily due to the write off of the balance of beneficial conversion features related to the convertible stockholders notes payable of approximately $128,000, which were converted to common stock on May 1, 2006, and a reduction in interest from notes payable to stockholders of approximately $17,000.

  Investment Income, Net

For the six-months ended June 30, 2006 and 2005, income from investments in money market funds was approximately $190,000 and $23,000 respectively. The decrease in income from investments in money market funds for the six-months ended June 30, 2006 was attributable to maintaining lower cash balances, partially offset by increased yields due to higher interest rates.

 Provision for Income Taxes

We have no provision for U.S. income taxes as we have incurred operating losses in all periods presented and provide full valuation allowances against the resulting tax benefits. For the six-months ended June 30, 2006, we had a foreign income tax provision of approximately $33,000 compared to approximately $28,000 for the six-months ended June 30, 2005, which is primarily attributable to our Asian subsidiary, which operates in Hong Kong and mainland China.

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

Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting

for Stock Issued to Employees (APB 25), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

We recognized share-based compensation expense for our share-based awards of approximately $310,000 and $13,000 during the three-month periods ended June 30, 2006 and 2005, respectively, and approximately $441,000 and $21,000, for the six-month periods ended June 30, 2006 and 2005, respectively. Of these amounts, approximately $304,000 and $409,000 of employee stock option compensation expense was calculated under the provisions of SFAS 123(R) and is included in total share-based compensation for each of the three-month and six-month periods ended June 30, 2006, respectively. These charges had no impact on our reported cash flows. Share-based compensation expense was allocated among the following expense categories:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
General and administrative	$274,337	$6,800	$372,005	$12,917
Research and development	5,005	6,341	38,486	7,904
Cost of goods sold	10,232	--	10,232	--
Selling and marketing	20,589	--	20,733	--
	$310,163	$13,141	$441,456	$20,821

Under the modified prospective method of transition under SFAS 123(R), we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three-months and six-months ended June 30, 2006 are not comparable to the same periods in the prior year.

On December 15, 2005, our Board of Directors approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to present under the 2001 Equity Plan, as amended. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 are held by the Company’s executive officers and directors, became immediately exercisable. The exercise prices of the affected stock options range from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense we would otherwise recognize in our statements of operations with respect to these accelerated options upon the adoption of SFAS 123(R). The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s statements of operations upon implementation of SFAS 123(R) is approximately $1.3 million.

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

On April 30, 2006, the maturity date of the Bridge Loan was extended from January 1, 2007 to January 1, 2008. The remaining unamortized portion of $69,163 of the beneficial conversion feature related to the modified Bridge Loan Warrants will be amortized through the new maturity date.

As another incident to the Company’s completion of the Merger and the equity transactions described above, the conversion prices with respect to the October 29, 2004 principal and accrued interest balances on the Emalfarb Trust Note and the Francisco Trust Note (see Note 2 to our condensed consolidated financial statements) were fixed at $3.33 per share, and the due dates were extended to January 1, 2007. As a result of the modification of the conversion price, a beneficial conversion feature totaling approximately $554,000 was to be amortized to interest expense through the new maturity date.

On May 1, 2006, the Emalfarb Trust received 251,298 shares of common stock upon the conversion in full of its convertible note which had combined principal and accrued interest of $836,824. The Francisco Trust received 222,537 shares of common stock upon the conversion in full of its convertible note which had combined principal and accrued interest of $741,048 as of May 1, 2006. As a result of the conversions, a total of approximately $1.6 million of notes payable to stockholders, bearing interest at 6% per annum was relieved. This represents a future annual reduction in interest expense of approximately $95,000. The balances of the related beneficial conversion features were fully expensed in April 2006 resulting in a one time adjustment of approximately $171,000 to interest expense.

Cash Flow

Operating Activities

As reflected in our condensed consolidated statements of cash flows, we have incurred losses from operations during the six-month periods ending June 30, 2006 and 2005, resulting in net cash used in operating activities of approximately $7,248,000 and $5,764,000, respectively. The increase in net cash used in operating activities was primarily due to our net loss of approximately $5,353,000, Other contributing factors include: the temporary outlay of cash for Value Added Tax (VAT) of approximately $742,000 related to our operations in Poland, which we anticipate receiving payment on, and the historical buildup of our inventory levels in the first half of the year as a result of our contract manufacturer’s summer hiatus for vacation and maintenance, which will occur this year in August and part of September. During the six-month period ended June 30, 2006, we produced approximately $1,100,000 of additional inventory, which we intend to utilize during the latter half of the year, and in particular, the third quarter of 2006, which, in combination with reduced production, will result in reduced cash disbursements for raw materials. In addition, our accounts receivable balance increased by approximately $515,000, which was partially attributable to higher sales volumes toward the latter half of the second quarter of 2006 as compared to the fourth quarter of 2005, which is indicative of timing differences, not collectibility. Subsequent to

June 30, 2006 and through August 2, 2006, a significant portion of the June 30, 2006 accounts receivable balance has been received.

 Investing Activities

For the six-months ended June 30, 2006, net cash used in investing activities was approximately $746,000 as compared to approximately $203,000 for the six-months ended June 30, 2005, which relates to purchases of fixed assets of approximately $371,000 and $203,000 for the six-months ended June 30, 2006 and 2005, respectively. The increase was primarily due to the purchase of manufacturing equipment located at our contract manufacturer in Poland as well as asset additions due to the expansion of the Jupiter office. In addition, $375,000 was paid to the minority shareholders of our Asian subsidiary as part of a purchase and settlement agreement (see Note 3 to the accompanying condensed consolidated financial statements).

 Financing Activities

For the six-month periods ended June 30, 2005, our net cash used in financing activities was approximately $98,000, for payment of issuance costs related to the October 2004 private offering. Net cash provided by financing activities for the six-months ended June 30, 2006 was approximately $5,846,000 form the exercise of stock options and warrants (see Financial Condition and Liquidity at June 30, 2006 below).

Financial Condition and Liquidity at June 30, 2006

As of June 30, 2006, stockholders' equity was approximately $19,482,000 and we had a total of approximately $10,002,000 in cash and cash equivalents and restricted cash of approximately $35,000. Our outstanding indebtedness was approximately $2,477,000 as of June 30, 2006, and consisted of notes payable for Letter of Credit advances and the Bridge Loan.

During the three-months ended June 30, 2006, the Company has received an aggregate of approximately $5,846,000 in proceeds from the exercises of the following instruments: (i) warrants to purchase an aggregate of 495,460 shares of common stock, at an exercise price of $3.33 per share, (ii) warrants to purchase an aggregate of 594,642 shares of common stock for an exercise price of $5.50 per share, (iii) stock options to purchase an aggregate of 163,250 shares of common stock, granted under the 2001 Equity Plan, with exercise prices ranging from $2.08 to $4.50 per share, and (iv) stock options to purchase an aggregate of 65,000 shares of common stock, granted prior to the 2001 Equity Plan, with an exercise price of $4.50 per share. Subsequent to June 30, 2006 and through August 3, 2006, the Company has received approximately $214,000 of additional proceeds from further exercises of warrants and stock options.

On May 1, 2006, the Company’s two largest stockholders, the Emalfarb Trust and the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), increased their stock ownership in the Company by 251,298 and 222,537 shares of common stock, respectively, as a result of converting in full their convertible promissory notes due January 1, 2007, at an exercise price of $3.33 per share. As a result of the conversions, a total of approximately $1,600,000 of notes payable to stockholders, bearing interest at 6% per annum was relieved. This represents a future annual reduction in interest expense of approximately $95,000. The balances of the related beneficial conversion features were fully expensed in April 2006 resulting in a one time adjustment of approximately $171,000 to interest expense. The Francisco Trust has as its beneficiaries the wife and children of Mark A. Emalfarb, the Chief Executive Officer, President and Chairman of the Company.

We are committed to make annual minimum payments under our operating leases aggregating approximately $368,500 for 2006, approximately $263,000 in 2007, approximately $72,000 in 2008, approximately $72,000 in 2009, and approximately $251,000 thereafter. We also are committed to make annual minimum payments under our Polish contract manufacturing agreement of approximately $318,000 in 2006, approximately $310,000 in 2007 and approximately $101,000 in 2008. We have also entered into various agreements with independent third parties to conduct R&D activities on our behalf. One such agreement, entered into in July 2004, is with a third party to assist the Company in various research and development projects, for a total of $1.8 million in services, over the 26-month period ending September 30, 2006, which has been extended to December 31, 2006. Under the Development Agreement, the Company is required to utilize, and the third party has committed to provide research and development assistance valued at approximately $1.25 million. The consideration for these services includes 300,300 shares of the Company's common stock, and cash, $250,000 of which was paid upon execution of the Development Agreement and the remaining $550,000 is being paid pro rata on a monthly basis over the term of the agreement. Pursuant to the Development Agreement, the 300,300 shares of common stock were placed in escrow and are being issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. At June 30, 2006, 77,761 shares of common stock were earned and are outstanding for services rendered under this agreement. The Development Agreement imposes cash penalties upon the third party in the event of nonperformance under the Development Agreement, beyond the forfeiture of any shares of common stock placed in escrow.

Funding of Future Operations

We believe that our operating losses will continue in 2006. In addition, our future capital requirements will be substantial. We believe that we will have sufficient capital to fund our operations and meet our obligations for the next twelve months, based on current sales volumes and proceeds from the recent warrant and stock option exercises. The Company currently has a Value Added Tax (VAT) receivable of approximately $1.08 million related to its operations in Poland that it anticipates receiving payment on, and which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. We have historically built up our inventory levels in the first half of the year as a result of our contract manufacturer’s summer hiatus for vacation and maintenance, which will occur this year in August and part of September. During the six-month period ended June 30, 2006, we produced approximately $1,100,000 of additional inventory, which we intend to utilize during the latter half of the year, and in particular, the third quarter of 2006, which, in combination with reduced production, will result in reduced cash disbursements for raw materials. Our accounts receivable balance increased by approximately $515,000, which was partially attributable to higher sales volumes toward the latter half of the second quarter of 2006 as compared to the fourth quarter of 2005, which is indicative of timing differences, not collectibility. Subsequent to June 30, 2006 and through August 2, 2006, a significant portion of the June 30, 2006 accounts receivable balance has been received.

We have established a number of flexible contractual relationships in the areas of manufacturing and research and development, enabling us to adjust spending in those areas as necessary, to achieve the objectives of our business plan, and manage both our resources and cash utilization rate. It is possible that we will seek additional financing within this timeframe. We have historically funded losses from operations with proceeds from external borrowings, borrowings from our stockholders, and sales of preferred and common equity securities. We may raise additional funds through public or private financings, exercise or conversion of equity instruments, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms acceptable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Dyadic’s 2006 annual meeting of stockholders was held on June 12, 2006 at the Doubletree Hotel located at 4431 PGA Boulevard, Palm Beach Gardens, Florida to vote on (1) the election of two Class II directors, each for a three-year term ending in 2009; (2) the approval of the Amended and Restated Dyadic International, Inc. 2001 Equity Compensation Plan effective as of January 1, 2005 in order to (a) reduce the number of shares of common stock reserved for issuance under the Plan to 4,478,475 shares from 5,152,447 shares, (b) conform certain provisions of the Plan to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and (c) increase the maximum limitation of shares that may be subject to awards granted under the Plan to any one individual for any fiscal year during the term of the Plan to 1,200,000 shares from 100,000 shares; (3) the approval of the Dyadic International, Inc. 2006 Stock Option Plan; and (4) the ratification of the appointment of Ernst & Young LLP as Dyadic’s independent registered public accounting firm for the year ending December 31, 2006.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to Dyadic’s solicitation.  The holders of record of an aggregate of 17,989,641 shares of Dyadic’s common stock, out of 23,140,467 shares outstanding on the record date (April 26, 2006) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for Class II director were elected, each of the 2001 Equity Compensation Plan and the 2006 Stock Option Plan were approved by stockholders and the appointment of Ernst & Young LLP was ratified by stockholders, with voting as detailed below:

1-Election of Class II Directors:

Director Nominee	For	Withheld	Abstentions
Stephen J. Warner	17,833,563	75,714	4,900
Harry Z. Rosengart	17,833,813	75,464	4,900

2-Approval of the Amended and Restated Dyadic International, Inc. 2001 Equity Compensation Plan:

For	Against	Abstentions	Broker Non-Votes
13,873,525	135,939	4,478	3,907,535

3-Approval of the Dyadic International, Inc. 2006 Stock Option Plan:

For	Against	Abstentions	Broker Non-Votes
13,649,228	361,496	3,218	3,907,535

4-Ratification of the Appointment of Ernst & Young LLP:

For	Against	Abstentions
17,892,006	22,164	7

ITEM 6. EXHIBITS

A)	Index to Exhibits
Exhibits	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (1)
32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (1)

(1)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, Dyadic International, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.
(Registrant)

Date: August 11, 2006	By: /s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer

Date: August 11, 2006	By: /s/ Wayne Moor
Wayne Moor
Chief Financial Officer