Form 10QSB
period 2006-09-30
DYADIC INTERNATIONAL INC
filed 2006-11-09
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

{x} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 26,940,506 shares of registrant’s common stock outstanding, par value $.001 (including 180,229 shares held in escrow).

Transitional Small Business Disclosure Format (Check One): Yes { }; No {X}

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Dyadic International, Inc.
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,436,613
Accounts receivable, net of allowance for uncollectible accounts of $598,953	2,976,433
Inventory	6,280,197
Prepaid expenses and other current assets	1,253,298
Total current assets	19,946,541

Fixed assets, net	1,818,991
Intangible assets, net	109,079
Goodwill	1,808,458
Other assets	67,448
Total assets	$23,750,517

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,694,717
Accrued expenses	1,586,756
Accrued interest - shareholder	48,897
Income taxes payable	100,539
Total current liabilities	3,430,909

Long-term liabilities:
Note payable to stockholder	2,367,305
Other liabilities	74,078
Total long-term liabilities	2,441,383
Total liabilities	5,872,292

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	--
Common stock, $.001 par value,
Authorized shares - 100,000,000; issued and outstanding - 24,623,525	24,624
Additional paid-in capital	59,770,752
Notes receivable from exercise of stock options	(212,500)
Accumulated deficit	(41,704,651)
Total stockholders’ equity	17,878,225
Total liabilities and stockholders’ equity	$23,750,517

See accompanying notes.

Dyadic International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$4,204,771	$4,140,145	$12,000,093	$11,862,582

Cost of goods sold	2,893,037	3,317,956	8,726,450	9,513,604
Gross profit	1,311,734	822,189	3,273,643	2,348,978

Expenses:
Research and development	997,791	1,020,105	2,895,749	3,529,268
Selling and marketing	924,476	809,824	2,540,355	1,996,221
General and administrative	1,728,772	1,412,625	5,140,510	4,311,875
Foreign currency exchange losses (gains), net	14,535	9,127	111,277	(27,354)
Total expenses	3,665,574	3,251,681	10,687,891	9,810,010

Loss from operations	(2,353,840)	(2,429,492)	(7,414,248)	(7,461,032)

Other income (expense):
Interest expense	(70,218)	(177,184)	(517,969)	(526,945)
Investment income, net	104,065	109,232	293,916	132,490
Minority interest	--	(24,805)	(13,355)	(35,376)
Other income, net	1,328	5,637	12,949	1,621
Total other income (expense)	35,175	(87,120)	(224,459)	(428,210)

Loss before income taxes	(2,318,665)	(2,516,612)	(7,638,707)	(7,889,242)
Provision for income taxes	25,351	15,387	58,227	43,265
Net loss	$(2,344,016)	$(2,531,999)	$(7,696,934)	$(7,932,507)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.11)	$(0.33)	$(0.36)
Weighted average common shares used in calculating net loss per share:
Basic and diluted	24,565,671	22,251,105	23,582,285	22,084,352

See accompanying notes.

Dyadic International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine-Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(7,696,934)	$(7,932,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	182,605	385,656
Amortization of intangible and other assets	39,096	55,104
Amortization of costs related to modification of notes payable to stockholder	313,500	278,352
Minority interest	13,355	35,375
Provision for doubtful accounts	68,215	151,716
Loss on asset disposal	1,706	--
Stock issued to officer	50,000	2,448
Stock issued for consulting services	530,821	66,500
Compensation expense on stock option grants	625,958	50,566
Changes in operating assets and liabilities:
Accounts receivable	(175,481)	292,001
Inventory	(866,639)	1,448,982
Prepaid expenses and other current assets	(448,670)	268,382
Other assets	64,832	41,575
Accounts payable	(900,613)	(1,428,888)
Accrued expenses	372,519	107,835
Accrued interest payable to stockholders	(20,470)	(40,436)
Deferred revenue	--	(75,000)
Income taxes payable	46,433	43,770
Short term notes payable	(267,590)	--
Other liabilities	(32,607)	(1,358)
Total adjustments	(403,030)	1,682,580
Net cash used in operating activities	(8,099,964)	(6,249,927)
Investing activities
Purchases of fixed assets, net	(463,427)	(356,252)
Purchase of minority interest	(375,000)	--
Release of restricted cash deposit	34,887	--
Net cash used in investing activities	(803,540)	(356,252)
Financing activities
Proceeds from stock warrant exercises	5,037,348	--
Proceeds from stock option exercises	1,152,920	--
Payment for issuance costs related to private offering	--	(97,764)
Net cash provided by (used in) financing activities	6,190,268	(97,764)
Net decrease in cash and cash equivalents	(2,713,236)	(6,703,943)
Cash and cash equivalents at beginning of period	12,149,848	20,510,650
Cash and cash equivalents at end of period	$9,436,613	$13,806,707
Less restricted cash	--	(34,658)
Unrestricted cash and cash equivalents	$9,436,613	$13,772,049
Noncash investing and financing activities:
Fair value of common stock issued for land purchase	$--	$861,861
Fair value of common stock issued for minority interest purchase	$1,328,131	$--
Common stock issued for conversion of convertible notes payable to stockholders at an exercise price of $3.33	$1,577,872	$--
See accompanying notes.

Dyadic International, Inc.
Notes to Condensed Consolidated Financial StatementsSeptember 30, 2006
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

General

Dyadic International, Inc. (the “Company” or “Dyadic”), is a global biotechnology company based in Jupiter, Florida, with operations in the United States of America, Hong Kong and mainland China, Poland and The Netherlands. The Company is engaged in research and development, the collaborative licensing of its patented and other proprietary technologies to develop and manufacture biological products and the manufacture and sale of industrial enzymes and other proteins for the industrial, biorefinery and pharmaceutical industries, including:

•
the textile, pulp & paper, animal feed, alcohol, starch, and food and beverage industries, where Dyadic currently sells more than 45 liquid and dry enzyme products to more than 200 industrial customers in approximately 50 countries which it refers to as its Enzyme Business;

•
enzymes and related biotechnological processes for use in converting various agricultural products (e.g. corn), agricultural residue products (e.g. dried distillers grains (DDG’s), wheat straw, and sugar cane bagasse) and forestry industry residues (e.g. wood pulp and chips) into fermentable sugars, which can then be used in the production of traditional and cellulosic ethanol, as well as other products currently derived from petroleum, such as plastics and polymers, which it collectively refers to as “Biorefinery Products”; and

•
human therapeutic protein candidates, with focus on antibodies, for use by pharmaceutical and biotechnology companies in pre-clinical and clinical drug development applications and commercialization following drug approval, which it refers to as its BioSciences Business.

Using information gathered from the C1 (our patented Chrysosporium lucknowense fungus) genome sequence that was performed in 2005 and from the subsequent annotation currently being performed in collaboration with Scripps-Florida, Dyadic intends to further improve its capabilities for production of therapeutics and other foreign proteins in C1. The first phase of the annotation has demonstrated over 11,000 genes in C1. As many as 120 of those genes have been found to encode the processes that could positively or negatively affect protein production (i.e. gene expression, protein secretion, protein degradation, and protein folding) as well as the production of enzymes with uses in a number of industries. Using the genetic tools developed for C1, those processes potentially can be altered, identified and modified in such a way as to improve the yields and range of proteins produced in C1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the United States Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to Dyadic International, Inc.’s audited consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC.

Historical Results of Operations

The Company has incurred losses from operations during the last several years, which have resulted in an accumulated deficit of approximately $41.7 million as of September 30, 2006. The Company attributes these operating results to discretionary research and development expenditures to improve the Company’s patented C1 Host Technology, which may have utility across broad and as of yet, untapped markets. Operating losses have also been the result of the expansion of the Company’s operations and administrative support staff as a newly public company engaged in enzyme biotech research, and its increased sales and marketing spending to expose new products to the marketplace. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures during 2005 and through 2006. The Company believes these discretionary research and development expenditures will continue in 2007 and beyond as the Company considers potential collaborative relationships.

The Company believes that there will be sufficient capital to fund its operations and meet its obligations for the next twelve months. The Company has historically built up its inventory levels in the first half of the year as a result of its contract manufacturer’s annual hiatus for vacation and maintenance, which occurred this year in September and October. For the nine-month period ended September 30, 2006, inventory increased by approximately $867,000, which the Company intends to utilize during the fourth quarter of 2006, which will result in reduced cash disbursements for inventory during the fourth quarter of 2006.

On October 26, 2006, Dyadic International, Inc. and its wholly-owned subsidiary Dyadic International (USA), Inc. (together referred to as the “Company” or “Dyadic”) signed a Research and Development Agreement and a Securities Purchase Agreement with Abengoa Bioenergy R&D, Inc. focusing on research and development. Under the terms of the Securities Purchase Agreement, Abengoa invested $10 million in Dyadic, for which it was issued 2,136,752 shares of Dyadic Common Stock. Subsequent to the closing, which occurred on November 8, 2006, under certain circumstances, additional securities of the Company may be issuable to Abengoa (see Note 6, Subsequent Events for full disclosure of the transaction).

The Company has established a number of flexible contractual relationships in the areas of manufacturing and research and development, enabling it to adjust spending in those areas as necessary, to achieve the objectives of its business plan, and manage both its resources and cash utilization rate. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, and sales of preferred and common equity securities. Additional funds may be needed and raised through public or private debt and/or equity financings or a combination of the foregoing, exercise or conversion of equity instruments, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed may harm the Company’s operations, financial condition and cash flows.

Recent Accounting Pronouncements

As discussed in Note 3, Share-Based Compensation, the Company adopted Financial Accounting Standards Board (FASB) No. 123(R) effective January 1, 2006 using the “modified prospective” method. The Company recognized share-based compensation expense for its share-based stock option awards of approximately $185,000 and $626,000 during the three-month and nine-month periods ended September 30, 2006, respectively which was calculated under the provisions of FAS 123(R) The Company estimates that, based on current share-based awards granted to date, share-based compensation expense related to all unvested stock options outstanding for fiscal 2006 will be approximately $843,000.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application was permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after September 1, 2005.  The Company adopted this standard on January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB adopted Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that the adoption of FAS 157 will have an impact on its consolidated results of operations, financial condition or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior year immaterial misstatements in quantifying current year misstatements for the purpose of a materiality assessment on both the balance sheet and income statement. SAB 108 would require restatement of prior year financial statements for current year misstatements even if the revisions are immaterial to those prior years, if the correction would be material to the current year. SAB 108 allows for the cumulative effect of the initial application to be made to beginning retained earnings. The Company is currently assessing the effect of adopting SAB 108, but does not expect that it will have a material effect on its consolidated results of operations, financial condition or cash flows.

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

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

	Three-Months and Nine-Months Ended September 30,
	2006	2005

Instruments to purchase common stock:
Stock options outstanding pursuant to the 2001 Equity Compensation Plan	3,054,261	1,666,789
Other stock options	--	65,000
Warrants outstanding	5,841,413	6,952,776
Common stock issuable pursuant to conversion features related to subordinated convertible notes payable	--	473,835
Total shares of common stock considered anti-dilutive	8,895,674	9,158,400

There are contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company pursuant to the arrangement described in Note 3 Share-Based Compensation - Common Stock Issuances, of which 180,229 shares are also excluded from the calculation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2006 and 300,300 shares are also excluded from the calculation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2005. Such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement. As of September 30, 2006, 120,071 shares have been earned and are outstanding. None were earned or outstanding at September 30, 2005.

Concentrations

The Company's credit risks consist primarily of uncollateralized accounts receivable from customers in the textile, pulp & paper, animal feed and other industries. The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required.

During the nine-month period ended September 30, 2006 there was one customer that accounted for approximately 9.4% of net sales. During the nine-month period ended September 30, 2005, there were two customers that accounted for approximately 10.3% and 9.4%, respectively, of net sales. There were two customers as of September 30, 2006, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 15.3% and 6.8%, respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers and/or the failure to realize the accounts receivable attributable to one or more of the Company’s significant customers could adversely affect its operations, financial condition and cash flows.

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

At September 30, 2006, inventory consisted of the following:

Finished goods	$5,012,691
Raw materials	1,267,506
Total inventory	$6,280,197

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

On April 28, 2006, the Company and its then 82.5% majority owned Asian Subsidiary entered into a satisfaction and purchase agreement with the Asian Subsidiary’s two minority shareholders, its managing director and one of its other key employees, effective as of January 1, 2006. The minority shareholders received $375,000 in cash and 212,501 shares of unregistered common stock of the Company in consideration for: (i) the transfer to the Company of all of the Asian Subsidiary’s shares (representing 17.5% of its outstanding shares) held by the minority shareholders, bringing the Company’s ownership in the Asian Subsidiary to 100% and relieving the Company’s minority interest liability of approximately $117,000; (ii) a release of the Company for, among other things, a potential $405,000 contingent obligation to the managing director incident to the Company’s purchase of its initial majority interest in the Asian Subsidiary in 1998; and (iii) the cancellation of all indebtedness of the Asian Subsidiary owed to the minority shareholders in the amount of approximately $172,000 of principal and $70,000 of accrued interest, as of the effective date. The Company’s shares were valued at approximately $1,328,000 based on the fair market value of the Company’s common stock on April 28, 2006, the measurement date for accounting purposes. The Company recorded approximately $1,341,000 of goodwill related to the transaction, bringing the net goodwill balance at September 30, 2006 to approximately $1,808,000, which is reflected in the accompanying condensed consolidated balance sheet. Effective May 1, 2006, the Company is recording 100% of the Asian Subsidiary’s operating results in the accompanying condensed consolidated statements of operations.

In accordance with the provisions of SFAS 142, the Company performed an impairment review of its goodwill, which was completed as of June 30, 2006. This test involved the use of estimates to determine the fair value of the Company's Asian reporting unit and the comparison of fair value to the carrying value of the reporting unit. The impairment review resulted in no goodwill impairment charge.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 sets forth four basic criteria that must be met before SEC registrants can recognize revenue. These criteria are: persuasive evidence of an arrangement must exist; delivery had to have taken place or services had to have been rendered; the seller's price to the buyer should be fixed or determinable; and collectibility of the receivable should be reasonably assured. Sales not meeting any of the aforementioned criteria are deferred. The Company recognizes revenue when title passes to the customer, based upon the specified freight terms for the respective sale. Sales are comprised of gross revenues less provisions for expected customer returns, if any. Reserves for estimated returns and inventory credits are established by the Company, if necessary, concurrently with the recognition of revenue. The amounts of reserves are established based upon consideration of a variety of factors, including estimates based on historical returns.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Revenue received for research and development is recognized as the Company meets its obligations under the related agreement. The Company recognized research and development revenue of approximately $12,500 during the three-month and nine-month periods ended September 30, 2006. The Company recognized no research and development revenue during the three-month period ended September 30, 2005 and $75,000 of research and development revenue during the nine-month period ended September 30, 2005, respectively.

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

2. Notes Payable

Long Term Note Payable

Long term note payable to stockholder consisted of the following at September 30, 2006:

Loan payable with a rate of 8% as of September 30, 2006 to Mark A. Emalfarb Trust (Bridge Loan), secured by all assets of the Company, in the original principal amount of $3,000,000, principal and accrued interest due January 1, 2008. Accrued interest of $239,941 included in principal balance. Net of unamortized beneficial conversion feature of $57,636.	$2,367,305

Bridge Loan

The Company has a $3.0 million revolving loan (the “Bridge Loan”) with the Mark A. Emalfarb Trust, bearing interest at 8% per annum, with all unpaid principal and interest originally due on January 1, 2007. The Bridge Loan is collateralized by a security interest in all of the Company's assets. The Bridge Loan balance as of September 30, 2006 was $2,367,305, which is reflected net of the remaining unamortized portion of a beneficial conversion feature of $57,636.

On April 30, 2006, the then maturity date of the Bridge Loan was extended from January 1, 2007 to January 1, 2008. The then remaining unamortized portion of $76,848 of the beneficial conversion feature related to the modified Bridge Loan Warrants is being amortized through the new maturity date.

Approximately $12,000 and $29,000 was amortized to interest expense during the three-month periods ended September 30, 2006 and 2005, respectively and $58,000 and $86,000 was amortized to interest expense during the nine-month periods ended September 30, 2006 and 2005, respectively. Interest expense on the Bridge Loan excluding the amortization of the beneficial conversion feature, was approximately $49,000 and $145,000 for each of the three-month and nine-month periods ended September 30, 2006 and 2005, respectively.

Convertible Notes Payable

On May 1, 2006, the Mark A. Emalfarb Trust received 251,298 shares of common stock upon the conversion in full of its convertible note which had combined principal and accrued interest of $836,824 as of that date. On May 1, 2006, the Francisco Trust received 222,537 shares of common stock upon the conversion in full of its convertible note which had combined principal and accrued interest of $741,048 as of that date. As a result of the conversions, a total of approximately $1.6 million of notes payable to stockholders, bearing interest at 6% per annum was relieved. The balances of the related beneficial conversion features were fully expensed in April 2006 resulting in an adjustment of approximately $171,000 to interest expense.

During the three-month period ended September 30, 2006 there was no amortization to interest expense related to the beneficial conversion features and approximately $256,000 was amortized to interest expense during the nine-month period ended September 30, 2006. Approximately $64,000 and $192,000 was amortized to interest expense during the three-month and nine-month periods ended September 30, 2005, respectively.

During the three-month period ended September 30, 2006 there was no interest expense related to the convertible notes while there was approximately $31,000 of related interest expense for the nine-month period ended September 30, 2006. Interest expense was approximately $24,000 and $71,000 for the three-month and nine-month periods ended September 30, 2005, respectively.

The Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts whose beneficiaries are the Company's President and Chief Executive Officer, and the wife and children of Mark A. Emalfarb, respectively.

Notes Payable - Minority Shareholders

On April 28, 2006, the Company purchased the remaining 17.5% of shares held by the two minority shareholders of its Asian subsidiary, giving the Company 100% ownership of that subsidiary (see Note 3, Share-Based Compensation, Common Stock Issuances). The minority shareholders received $375,000 in cash and 212,501 shares of unregistered Dyadic common stock in consideration for, among other things, the cancellation of the subordinated notes under which the Company owed the minority shareholders approximately $172,000 of principal and $70,000 of accrued interest; relief of the Company’s minority interest liability of approximately $117,000; and a release of the Company for a potential $405,000 contingent obligation to the managing director incident to the Company’s purchase of its initial majority interest in the Asian Subsidiary in 1998.

Interest expense on the subordinated notes payable to the minority stockholders of the Asian subsidiary was approximately $2,600 for the three-month period ended September 30, 2005, and was approximately $3,400 and $7,700 for the nine-month periods ended September 30, 2006 and 2005, respectively. There was no interest expense for the three-month period ended September 30, 2006 related to these subordinated notes.

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

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to December 15, 2005 under the 2001 Equity Compensation Plan (the “2001 Equity Plan”), as amended. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 were then held by the Company’s executive officers and directors, became immediately exercisable. The exercise prices of the affected stock options ranged from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of SFAS 123(R). The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s statements of operations upon implementation of SFAS 123(R) is approximately $1.3 million. All option grants made on and after January 1, 2006 are accounted for in accordance with SFAS 123(R).

The Company’s 2001 Equity Plan and 2006 Option Plan (see below) are each considered to be compensatory plans under SFAS 123(R).

Description of Equity Plans

Amended and Restated 2001 Equity Compensation Plan

Effective May 2001, the Company adopted the Dyadic International, Inc. 2001 Equity Compensation Plan (the “2001 Equity Plan”) under which 1,302,989 shares of common stock were reserved for issuance. In September 2004, by written consent, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of common stock under the 2001 Equity Plan from 1,302,989 to 5,152,447. All employees, as well as members of the Company's Board of Directors and Key Advisors, as defined, are eligible to participate in the 2001 Equity Plan. Under the 2001 Equity Plan, the Company may issue incentive stock options and nonqualified stock options to purchase shares of common stock, or the Company may issue shares of common stock. Such shares, if issued, may be subject to restrictions, as disclosed in the 2001 Equity Plan. In addition to stock options and stock grants, the 2001 Equity Plan allows for the issuance of Performance Units to an employee or Key Advisor. Each Performance Unit represents the right to receive an amount, in cash or in the Company's common stock, as determined by a committee of the Company's board of directors, based on the value of the Performance Unit, if established performance goals are met.

The 2001 Equity Plan was amended and restated effective as of January 1, 2005 by the Company’s board of directors on April 1, 2006 and approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders in June 2006 to (a) reduce the number of shares of common stock available for issuance under the plan to 4,478,475 shares from 5,152,447 shares (b) to conform certain provisions of the plan to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and (c) to increase the maximum limitation of shares that may be subject to awards granted under the plan to any one individual for any fiscal year during the term of the plan to 1,200,000 shares from 100,000 shares.

2006 Stock Option Plan

The Dyadic International, Inc. 2006 Stock Option Plan (the “2006 Option Plan”) was adopted by the Company’s board of directors in April 2006 and approved by stockholders at the 2006 Annual Meeting of Stockholders in June 2006. The purpose of the 2006 Option Plan is to retain and attract key management, employees, nonemployee directors and consultants by providing those persons with a proprietary interest in the Company. The compensation committee will administer the 2006 Option Plan and may grant stock options, which may be incentive stock options or nonqualified stock options that do not comply with Section 422 of the Internal Revenue Code. Under the 2006 Option Plan, 2,700,000 shares of common stock have been reserved for issuance. As of September 30, 2006, there were no stock options outstanding under the plan.
The 2001 Equity Plan and the 2006 Option Plan are sometimes collectively referred to as the “Equity Compensation Plans”.

The Company recognized non-cash share-based compensation expense for its share-based awards of approximately $185,000 and $30,000 during the three-month periods ended September 30, 2006 and 2005, respectively, and approximately $626,000 and $51,000, for the nine-month periods ended September 30, 2006 and 2005, respectively. Total share-based compensation expense was allocated among the following expense categories:

(In thousands)	Three-Months Ended September 30		Nine-Months Ended September 30
	2006	2005	2006	2005
General and administrative	$137	$23	$459	$36
Research and development	10	7	94	15
Cost of goods sold	11	--	21	--
Selling and marketing	27	--	52	--
	$185	$30	$626	$51

Under the modified prospective method of transition under SFAS 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three-months and nine-months ended September 30, 2006 are not comparable to the same periods in the prior year.

The Company has determined its share-based compensation expense under SFAS 123(R) for the three-months and nine-months ended September 30, 2006 as follows:

Valuation of Stock Options

Share-based compensation related to stock options is determined using the single option approach under the Black-Scholes valuation model. The fair value of options determined under SFAS 123(R) is amortized to expense over the vesting periods of the underlying options, generally four years.

The fair value of stock option awards for the three-months and nine-months ended September 30, 2006 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees. The expected dividend rate takes into account the absence of any historical payments and the Board of Director’s intention to retain all earnings, if any, for future operations and expansion.

	Three-Months Ended	Nine-Months Ended
	September 30, 2006	September 30, 2006
Average Risk-Free Interest Rate	4.90%	4.71%
Dividend Yield	0%	0%
Average Volatility Factor	79%	73%
Average Option Life	5 Yrs	5 Yrs

Equity Compensation Plans Awards Activity

Information with respect to the Company’s Equity Compensation Plans and grants of 65,000 options to nonemployees prior to the Company’s adoption of either of the Equity Compensation Plans is as follows:

	Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,662,639	$3.61	$--
Granted	1,702,722	4.61	--
Exercised	(281,100)	4.10	--
Expired	(12,500)	4.50	--
Cancelled	(17,500)	4.40	--
Outstanding at September 30, 2006	3,054,261	$4.11	$1,957,363
Exercisable at September 30, 2006	1,318,443	$3.60	$1,089,649

The weighted average grant date fair value of options granted during the three-months and nine-months ended September 30, 2006 was $4.49 and $2.71 per share, respectively.

A further detail of the options outstanding as of September 30, 2006 is set forth as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price Per Share	Options Exercisable	Weighted-Average Exercise Price Per Share
$1.83 - $2.90	415,567	3.94	$2.46	287,254	$2.47
2.96 - 3.80	1,186,911	3.70	3.23	712,939	3.39
4.39 - 4.66	678,250	6.96	4.57	213,250	4.51
5.92 - 7.13	773,533	4.36	5.96	105,000	6.22
	3,054,261	4.62	$4.11	1,318,443	$3.60

Unrecognized Share-Based Compensation Expense

As of September 30, 2006, there was $2,335,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the equity incentive plan. This expense is expected to be recognized over a weighted-average period of 2.0 years as follows:

Fiscal Year 2006 (October 1, 2006 to December 31, 2006)	$217,000
Fiscal Year 2007	712,000
Fiscal Year 2008	696,000
Fiscal Year 2009	626,000
Fiscal Year 2010	84,000
$2,335,000

Prior Year Three and Nine-month Periods Ended September 30, 2005 Pro forma Disclosure of Share-Based Compensation Expense

The following table sets forth the pro forma disclosure of the Company’s net loss and net loss per share for the prior year three and nine-month periods ended September 30, 2005 assuming the estimated fair value of the options were calculated pursuant to SFAS 123 and amortized to expense over the option-vesting period:

	Three-Months Ended September 30,	Nine-Months Ended September 30,
	2005	2005
Net loss applicable to holders of common stock, as reported for basic and diluted calculations	$(2,531,999)	$(7,932,507)
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards [1]	(109,560)	(205,206)
Pro forma net loss applicable to holders of common stock, basic and diluted calculations	$(2,641,559)	$(8,137,713)

Basic and diluted net loss per common share, as reported	$(0.11)	$(0.36)

Basic and diluted pro forma net loss per common share	$(0.12)	$(0.37)

 1 A Black-Scholes option-pricing model was used to develop the fair values of the options granted.

Pro forma information regarding net loss and net loss per share was been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123.

Common Stock Issuances

During the three-months ended September 30, 2006, the Company issued 42,310 shares of common stock pursuant to a Development Agreement with a third party for services rendered to the Company for research and development projects. The original term of the Development Agreement was a 26-month period ending September 30, 2006. In December 2004, the term was extended to December 31, 2006. The Company placed 300,300 shares of common stock in escrow which is being issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. Per the Development Agreement, the price used to calculate the number of shares issued was set at $3.33 per share. The stated value of the services rendered is then divided by the share price of $3.33 to determine the number of shares earned. The Company has recognized approximately $211,000 and $531,000 for the three-month and nine-month periods ended September 30, 2006, respectively, based on the fair market value of the Company’s common stock on the measurement dates. The number of shares held in escrow as of September 30, 2006 is 180,229 and an aggregate of 120,071 shares have been earned to date.

On April 28, 2006, the Company and its then 82.5% majority owned Asian Subsidiary entered into a satisfaction and purchase agreement with the Asian Subsidiary’s two minority shareholders, its managing director and one of its other key employees, effective as of January 1, 2006. The minority shareholders received $375,000 in cash and 212,501 shares of unregistered common stock of the Company (see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Goodwill). The Company’s shares were valued at approximately $1,328,000 based on the fair market value of the Company’s common stock on April 28, 2006, the measurement date for accounting purposes. As of May 1, 2006, the Company is recording 100% of the Asian Subsidiary’s operating results in the accompanying condensed consolidated statements of operations.

On May 1, 2006, the Company’s two largest stockholders, the Mark A. Emalfarb Trust and the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), increased their stock ownership in the Company by 251,298 and 222,537 shares of common stock, respectively, as a result of converting in full their convertible promissory notes due January 1, 2007, at an exercise price of $3.33 per share. A total of approximately $1.6 million of notes and interest payable to stockholders, bearing interest at 6% per annum was converted. The balances of the related beneficial conversion features were fully expensed in April 2006 resulting in an adjustment of approximately $171,000 to interest expense.

The Francisco Trust has as its beneficiaries the wife and children of Mark A. Emalfarb, the Chief Executive Officer, President and Chairman of the Company.

During the three-month period ended September 30, 2006, the Company received an aggregate of approximately $344,000 in proceeds from the exercises of the following instruments: warrants to purchase an aggregate of 21,261 shares of common stock, at an exercise price of $5.50 per share and stock options to purchase an aggregate of 52,850 shares of common stock, granted under the Equity Plan, with exercise prices ranging from $2.40 to $4.50 per share. During the nine-month period ended September 30, 2006, the Company received an aggregate of approximately $6,190,000, respectively, in proceeds from the exercises of the following instruments: (i) warrants to purchase an aggregate of 495,460 shares of common stock, at an exercise price of $3.33 per share, (ii) warrants to purchase an aggregate of 615,903 shares of common stock for an exercise price of $5.50 per share, (iii) stock options to purchase an aggregate of 281,100 shares of common stock, granted under the Equity Plan, with exercise prices ranging from $2.08 to $4.50 per share, and (iv) stock options to purchase an aggregate of 65,000 shares of common stock, granted prior to the Equity Plan, with an exercise price of $4.50 per share.

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

The Company has three reportable segments: U.S. operations, Asian operations and Netherlands operations. The U.S. reportable segment includes a subsidiary in Poland that is considered auxiliary and integral to the U.S. operations. The accounting policies for the segments are the same as those described in the basis of presentation and summary of significant accounting policies. The Company accounts for intersegment sales (which are eliminated in consolidation) as if the sales were to third parties, that is, at current market prices. The U.S. operating segment is a developer, manufacturer and distributor of enzyme products, proteins, peptides and other bio-molecules derived from genes, and a collaborative licensor of enabling proprietary technology for the development and manufacturing of biological products and use in research and development. The Asian operating segment is engaged in the manufacturing and distribution of chemical and enzyme products to the textile and pulp & paper industries. The Netherlands operating segment is also a developer of enzyme products, proteins, peptides and other bio-molecules derived from genes and to date has invested solely in research and development activities.

The following table summarizes the Company's segment information:

	Three-Months Ended September 30, 2006
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$2,519,450	$1,685,321	$--	$--	$4,204,771
Intersegment	247,931	164,945	--	(412,876)	--
Total net sales	2,767,381	1,850,266	--	(412,876)	4,204,771

(Loss) income from operations	(2,275,608)	93,783	(168,300)	(3,715)	(2,353,840)
Interest expense	(65,138)	(20,990)	--	15,910	(70,218)
Investment income, net	119,351	604	20	(15,910)	104,065
Depreciation and amortization	36,717	26,823	1,474	--	65,014
Capital expenditures	68,622	17,063	717	--	86,402

	Three-Months Ended September 30, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$2,434,564	$1,705,581	$--	$--	$4,140,145
Intersegment	199,035	--	--	(199,035)	--
Total net sales	2,633,599	1,705,581	--	(199,035)	4,140,145

(Loss) income from operations	(2,368,632)	168,927	(269,388)	39,600	(2,429,493)
Interest expense (a)	(124,267)	(17,585)	(46,143)	10,811	(177,184)
Investment income, net	119,835	202	6	(10,811)	109,232
Depreciation and amortization	20,558	18,956	100,990	--	140,504
Capital expenditures	72,822	80,878	--	--	153,700
 (a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment was allocated to the Netherlands operating segment.

	Nine-Months Ended September 30, 2006
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$7,241,563	$4,758,530	$--	$--	$12,000,093
Intersegment	796,219	164,945	--	(961,164)	--
Total net sales	8,037,782	4,923,475	--	(961,164)	12,000,093

(Loss) income from operations	(7,091,214)	229,898	(531,953)	(20,979)	(7,414,248)
Interest expense	(505,248)	(53,323)	--	40,602	(517,969)
Investment income, net	333,006	1,459	53	(40,602)	293,916
Depreciation and amortization	100,857	77,775	3,973	--	182,605
Capital expenditures	348,389	65,046	43,581	--	457,016
Total assets at September 30, 2006	23,693,189	5,458,599	135,948	(5,537,219)	23,750,517

	Nine-Months Ended September 30, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$7,338,607	$4,523,975	$--	$--	$11,862,582
Intersegment	585,566	--	--	(585,566)	--
Total net sales	7,924,173	4,523,975	--	(585,566)	11,862,582

(Loss) income from operations	(7,061,925)	284,131	(749,373)	66,135	(7,461,032)
Interest expense (a)	(386,345)	(47,678)	(125,001)	32,079	(526,945)
Investment income, net	164,065	490	14	(32,079)	132,490
Depreciation and amortization	59,098	39,507	287,051	--	385,656
Capital expenditures (b)	1,075,096	127,097	15,919	--	1,218,113
Total assets at September 30, 2005	23,935,709	3,097,062	117,582	(2,559,135)	24,591,218
 (a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment was allocated to the Netherlands operating segment.
 (b) Includes non-cash expenditure of approximately $862,000.

6. Subsequent Event

On October 26, 2006, Dyadic International, Inc. and its wholly-owned subsidiary Dyadic International (USA), Inc. (together referred to as the “Company” or “Dyadic”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Abengoa Bioenergy R&D, Inc. (“ Abengoa”), a subsidiary of Abengoa Bioenergy Company. The Company also entered into a non-exclusive Research and Development Agreement with Abengoa pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which the Company will seek to apply its proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

Under the terms of the Securities Purchase Agreement, Abengoa invested $10 million in the Company, for which it was issued 2,136,752 shares of Dyadic Common Stock at $4.68 per share (the closing share price on October 25, 2006, as reported on the American Stock Exchange (“AMEX”)). Subsequent to the closing, which occurred on November 8, 2006 , under certain circumstances, additional securities of the Company may be issuable to Abengoa.
The Company will use the proceeds from this private sale to fund the performance of its R&D obligations under the R&D Agreement over a three and a half year period, under which it will seek to apply its proprietary technologies to the development of one or more enzyme mixtures and related processing and manufacturing technologies customized to Abengoa’s proprietary biomass substrates. The R&D Agreement contemplates that the Company will perform both (i) research of general application to the cellulosic ethanol field furthering the Company’s extensive research & development and large-scale manufacturing technologies for producing large volumes of low cost cellulases, xylanases and other hemicellulases and (ii) research of specific applications for the achievement of the goals of the Abengoa R&D Program to develop an economically viable commercial process for the production of large volumes of effective, low cost enzyme mixtures for the proprietary biomass substrates of specific interest to Abengoa. In general, the Company is granted exclusive ownership of all intellectual property it develops in connection with its performance obligation under the R&D Agreement.

Under the terms of the R&D Agreement, if the Company successfully develops one or more enzyme mixtures and related processing and manufacturing technologies for Abengoa and Abengoa exercises an option to license on a non-exclusive basis such technologies, the Company will be entitled to receive license fees, technology transfer fees and royalties on ethanol production by Abengoa affiliates, which will be recognized as earned.

Further, under the Securities Purchase Agreement, the Company has agreed to use the $10 million to fund its performance of certain foundational and applications research in the cellulosic ethanol field and to spend not less than $10.0 million (the “R&D Spending Obligation”) over the course of the “R&D Spend Measurement Period” (the period commencing on the Agreement Date and ending three years following Steering Committee approval of the initial Statement of Work for calendar year 2007), during which Dyadic is to perform research (the amount so expended by Dyadic being referred to as the “Applicable R&D Spend”). If the Company breaches its R&D Spending Obligation, in addition to certain royalty-free, non-exclusive licensing rights which would be granted to Abengoa, the Company is obligated, at Abengoa’s election, to either (x) issue Additional Shares or (y) remit to Abengoa a cash sum, in either instance having a dollar value equal to the amount by which $10.0 million exceeds the dollar value of the Applicable R&D Spend, and if shares are used, they are valued at the greater of (x) $4.68 per share or (y) the closing selling price of the shares on the AMEX on the last trading day in the R&D Spend Measurement Period.

If within six months following the date of closing the Company has not entered into a specified type of transaction involving the sale of its securities totaling at least $20 million in gross proceeds, then Abengoa is entitled to receive three-year warrants to purchase 427,351 shares at an exercise price of $5.85. If the sale of securities totaling at least $20 million is at a price lower than $4.68 per share, Abengoa is entitled to have additional shares issued to them so that their investment is at the same price. If the sale of securities includes warrants, Abengoa’s pro rata warrant coverage and other warrant terms are to be the same as those in the securities transaction rather than the warrant terms discussed above.

The foregoing description of the Securities Purchase Agreement and the R&D Agreement is qualified in its entirety by reference to the Company’s Current Report on Form 8-K dated October 26, 2006, as filed with the SEC on November 1, 2006.

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

General

We are a global biotechnology company engaged in research and development, manufacture and sale of enzymes, other proteins, peptides and other biomolecules derived from genes, as well as the collaborative licensing of our enabling patented and other proprietary technologies. We use our patented and other proprietary technologies to develop and manufacture biological products, and intend to collaboratively license them for research, development and manufacturing of biological products, for three categories of applications:

•
enzymes and other biological products for a variety of industrial and commercial applications, such as in the textile, pulp & paper, animal feed, alcohol, starch, and food and beverage industries, where we currently sell more than 45 liquid and dry enzyme products to more than 200 industrial customers in approximately 50 countries, which we refer to as our Enzyme Business;

•
enzymes and related biotechnological processes for use in converting various agricultural products (e.g. corn), agricultural residue products (e.g. dried distillers grains (DDG), wheat straw, and sugar cane bagasse) and forestry industry residues (e.g. wood pulp and chips) into fermentable sugars, which can then be used in the production of traditional and cellulosic ethanol, as well as other products currently derived from petroleum, such as plastics and polymers, which we collectively refer to as “Biorefinery Products”; and

•
human therapeutic protein candidates, with focus on antibodies, for use by pharmaceutical and biotechnology companies in pre-clinical and clinical drug development applications and commercialization following drug approval, which we refer to as our BioSciences Business.

As more and more industries come to appreciate the financial, process efficiencies, environmental and other advantages of applying biological solutions such as enzymes to their manufacturing processes in lieu of chemicals and other materials which may have negative environmental consequences, we expect many new market opportunities to emerge for our proprietary technologies. These opportunities include biofuels (such as ethanol, butanol and diesel), plastics, polymers, antibodies, therapeutic proteins and commercial enzymes in industries, in addition to our legacy textile businesses (such as pulp & paper, animal feed, and brewing).

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

By 1998, we began to apply molecular genetics and other proprietary biotechnology tools to C1 to create a technology, which we refer to as the C1 Host Technology. We consider the C1 Expression Technology to be fully-developed in that we now have completed all of the tools required for expressing genes in C1, inserting new genes into C1, and removing unwanted genes from C1. The C1 Expression Technology has been used for about three years for the manufacture of enzyme products we currently sell for use in textile, pulp & paper, and other industries. We also continue to believe that the C1 Expression Technology may be useful for the expression of therapeutic proteins and have recently been encouraged by some of the results of our developmental efforts to that end. For example, the C1 Expression Technology has already demonstrated its ability to produce proteins, including biologically-active full-length antibodies. In addition, a human antibody was expressed at nearly 400 milligrams per liter yield level in an unoptimized C1 strain and without performing any traditional fermentation process development work to improve the yield, which together have the promise of improving the antibody production yields significantly. The biological activity of the antibody expressed in C1 was confirmed using the cell-based assays commonly employed by the biotechnology and pharmaceutical companies. Furthermore, the antibody made in C1 was found to have a biological activity level comparable to its human counterpart.

Another recent C1 technology development concerns the over-expression of multiple genes in C1 host cell, which could be particularly useful in low-cost manufacturing of enzyme mixes required for cellulosic ethanol and other Biorefinery Product applications.

The C1 Host Technology, once fully developed, is expected to be capable of performing:

•	two screening functions for:

o	the discovery of genes and the proteins they express; and
o	the identification of improved protein variants resulting from modifications to their genes; and

•	three expression functions for:

o	the expression of enzymes, other proteins or other biomolecules (e.g., chemical intermediates, biopolymers, etc.) in commercial volumes for industrial enzyme applications;

o	the expression of human antibodies and other therapeutic proteins in small volumes for pre-clinical testing and clinical trials; and

o	the expression of human antibodies and other therapeutic proteins for drugs in commercial volumes.

We have been, over the last several years, principally focused on the expression capabilities of the C1 Host Technology. These efforts culminated in our first commercially successful application - our C1 Expression System.

To more fully exploit the C1 Expression Technology and to identify new products for production in C1, the genomic sequence of C1 was determined in 2005 under contract with Agencourt Biosciences. (Sequencing can determine whether complete gene families, new gene members absent in other fungi or more diverse ones have been identified (e.g. (per)-oxidase family or search for glycosylation enzymes)). Using the information gathered from the C1 genome sequence and from the subsequent annotation currently being performed in collaboration with Scripps-Florida, Dyadic intends to improve C1’s capabilities for production of therapeutics and other foreign proteins. The first phase of the annotation has demonstrated over 11,000 genes in C1. As many as 120 genes have been found to encode the processes that could positively or negatively affect protein production (i.e. gene expression, protein secretion, protein degradation, and protein folding) as well as the production of enzymes with uses in a number of industries. Using the genetic tools developed for C1, those processes can be better altered, identified and modified in such a way as to improve the yields and range of proteins produced in C1. We anticipate that having the sequence of these genes will accelerate the development of various products using the C1 Host Technology. For example, based on the genome sequence, we have identified potential genes for improved tools for strain development and regulatory proteins for cellulase induction. We believe it is possible that more advanced searches for promoter elements could also be started using sophisticated search algorithms.

Taken together, the molecular biological tools, the annotated genome information and the ability of the C1 strain to be grown at low viscosity and manipulated in microtiter dishes all the way up to 150,000 liter fermenters, we expect C1 to be used to accelerate the pace of protein product development for Dyadic as well as its customers and potential corporate partners.

We believe, however, even larger market opportunities will exist for our C1 Expression System when the technology is more fully developed. For example, we have invested heavily over the past decade in research and development (“R&D”) for cellulases, xylanases and other hemicellulases for a wide variety of applications. Some of these enzymes, as well as others in our R&D pipeline, may be able to convert agricultural residue products and energy crops (lignocellulosic substrates) into fermentable sugars, which in turn can be used to produce ethanol and other chemicals that have historically been petroleum-derived. Recently, scientists working for Dyadic purified seven cellulase and hemicellulase components from C1 and tested mixtures of these enzymes against cellulosic substrates for their ability to convert those substrates to fermentable sugar. It was shown that these enzyme mixtures could rapidly and efficiently degrade these substrates, and we anticipate that these results will guide us in the development of strains and processes for the production of ethanol from lignocellulosic biomass. These results were presented at the BIO World Congress for Industrial Biotechnology and Bioprocessing in July 2006, were the subject of a patent application, and have been submitted to the Biotechnology and Bioengineering journal, who is currently reviewing our submission.

In addition to C1, we have a stable of well-characterized fungal strains and enzymes from those strains from which we have identified and characterized a number of these activities. We believe that the combination of these R&D efforts and our C1 Host Technology position us to address opportunities in the alternative fuel market.

On October 26, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Abengoa Bioenergy R&D, Inc. (“Abengoa”), a subsidiary of Abengoa Bioenergy Company. The Company also entered into a non-exclusive Research and Development Agreement with Abengoa pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which the Company will seek to apply its proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

Under the terms of the Securities Purchase Agreement, Abengoa invested $10 million in Dyadic, for which it was issued 2,136,752 shares of Dyadic common stock at $4.68 per share (the closing share price on October 25, 2006, as reported on the American Stock Exchange (“AMEX”)).. Subsequent to the closing, which occurred on November 8, 2006, under certain circumstances, additional Dyadic securities may be issuable to Abengoa.

We will use the proceeds from this private sale to fund the performance of our R&D obligations under the R&D Agreement over a three and a half year period, under which we will seek to apply our proprietary technologies to the development of one or more enzyme mixtures and related processing and manufacturing technologies customized to Abengoa’s proprietary biomass substrates. The R&D Agreement contemplates that we will perform both (i) research of general application to the cellulosic ethanol field furthering its extensive research & development and large-scale manufacturing technologies for producing large volumes of low cost cellulases, xylanases and other hemicellulases and (ii) research of specific applications for the achievement of the goals of the Abengoa R&D Program to develop an economically viable commercial process for the production of large volumes of effective, low cost enzyme mixtures for the proprietary biomass substrates of specific interest to Abengoa. In general, Dyadic is granted exclusive ownership of all intellectual property it develops in connection with its performance obligation under the R&D Agreement.

Reference is made to Note 6, Subsequent Events, to our financial statements included elsewhere in this Report for further information concerning the Securities Purchase Agreement and the R&D Agreement.

The foregoing description of the Securities Purchase Agreement and the R&D Agreement is qualified in its entirety by reference to Dyadic’s Current Report on Form 8-K dated October 26, 2006, as filed with the SEC on November 1, 2006.

We also believe our C1 Expression System can be successfully harnessed to help solve the protein expression problem confronting the global drug industry - the difficulty, despite enormous historic investment, of cost-effectively and expeditiously harnessing existing genomic knowledge to develop new specialized biological products, or therapeutic proteins. We have been developing our C1 Expression System for many years and continue to develop it to serve the drug industry in the discovery, development and production of human therapeutic proteins, with our primary focus on enabling pharmaceutical and biotechnology companies to not only successfully carry on the development of drugs from their gene discoveries, but also to manufacture those drugs at economically viable costs. Within therapeutic proteins, the production of antibodies is an area of special focus for us in view of the large number of antibodies in pharmaceutical companies’ R&D pipelines for which a reliable and cost-effective production process capable of producing large volumes is required. Still in the development stage, we refer to these activities as our BioSciences Business.

Although the reprogramming of the C1 host is targeted at improving the production of biopharmaceuticals from human genes (which remains a significant focus of our commercialization strategy for the C1 Expression System), one side benefit of this core technology development program will be to further improve the capabilities of C1 to make even larger quantities of enzymes and other proteins associated with genes from diverse living organisms, such as fungi other than C1, yeast, bacteria, algae and plants. We believe that this is likely to help us generate revenues in the shorter term by cost-effective production of enzymes and other proteins of commercial interest to potential business partners in sectors such as pulp & paper, agriculture, textile, food and animal feed. We have begun to mine the C1 genome for genes of interest and have identified genes for enzymes that have the potential to become new products for several industries, such as textile, pulp & paper, energy, food and animal feed.

We have also been developing the screening potential of our C1 Host Technology for gene discovery and the identification of protein variants resulting from modifications to their genes, which we refer to as our C1 Screening System. These efforts include a collaborative relationship with a Netherlands-based scientific organization, TNO Quality of Life (f/k/a TNO Nutrition and Food Research Institute), and the establishment of a wholly-owned subsidiary, Dyadic Nederland BV, which has engaged in, and partially completed, the development of a fully-automated fungal high throughput screening system, or HTS system for which we are seeking new collaboration partners to help us complete. We believe that if our BioSciences Business' application of our C1 Expression System and our C1 Screening System can each be perfected, we will be able to offer a potentially unique end-to-end solution for drug companies as well as chemicals and bioenergy companies: a single host production organism usable throughout the discovery, pre-clinical and clinical testing and commercial production phases of drug development that would greatly increase drug development efficiency, economy and speed to market, as well as the probability of developing a discovery lead into a product, because the need for switching host cells during different phases of R&D will be minimized. By the same reasoning, we believe that the C1 Host Technology is expected to benefit the development of industrial or specialty enzyme products by allowing discovery, improvement, development and large-scale manufacturing in a single host organism, which should result in shorter inception-to-commercialization time and greater probability of success.

In October 2006, we were granted U.S. patent 7,122,330, "High-Throughput Screening of Expressed DNA Libraries in Filamentous Fungi," by the U.S. Patent and Trademark Office. This patent grant will expand the patent protection for Dyadic's C1 Host Technology Platform and broad claims covering a number of other industrially relevant fungi for applications in cellulosic ethanol and other key markets. Currently, we own 4 issued U.S. patents, 27 issued and 2 allowed International patents and 50 U.S. and International filed and pending patent applications which we believe provide broad protection for our C1 Expression System, our underlying C1 Host Technology, our C1 Screening System and their products and commercial applications.

During the nine-months ended September 30, 2006, we have received an aggregate of approximately $6,190,000 in proceeds from the exercises of warrants and stock options. The proceeds have significantly reduced the net amount of cash the Company used during the second and third quarters of 2006, thereby improving our working capital available to support future operations.

During 2006, we have been conducting an increasing number of new pulp & paper customer plant trials and our goal is to convert a number of these trials into significant and sustained levels of pulp & paper enzyme sales. We have worked with several existing pulp & paper customers to generate product trial data for our use in selling Bleach-boosting, Bio-refining and De-inking products to other global companies. As we had expected, the sales cycle for capturing new customer accounts is a long one (often 6 months to 18 months, or longer), though we have nonetheless been able to commence mill trials with several key potential customers over the past year. Our experience so far has shown that this industry is somewhat resistant to change and that the time between initial mill trials and ongoing sales can be long. The industry is somewhat fragmented with significant differences between mill to mill and region to region. Our products have been proven to work as demonstrated by our commercial sales into the pulp & paper industry, but because of the diversity in how mills operate and in the raw materials they use, tailored products are generally required at each mill and additional R&D is required to address specific mill needs.

In March 2006, we secured our first order of our proprietary enzymes from a North American paper manufacturer. During the three-month period ended September 30, 2006 we added our second pulp & paper customer in Brazil and our first pulp & paper customer in Chile. As a result, we remain optimistic that the Latin American market remains a promising geographical region for us. We continue to estimate the addressable market for our enzyme technology in the pulp & paper industry to be approximately $1.0 billion. It will be imperative for us to continue to improve our current technology, as well as develop new enzyme systems, in order to realize the full potential of this market.

We have also focused some of our efforts on other industries and expect to pursue these other industries, such as food and animal feed in a possible collaborative effort with third parties. To assist us in our endeavors in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry, who began in April 2006 to help identify and articulate our marketing and commercial strategy. Obtaining European Union approval for these products which could take two years or longer may also help increase sales in this area. Historically, we have sold into this industry without any sales support staff and it is our expectation that this addition will increase our sales effort in the animal feed market in 2007. Our expectations for increased animal feed industry sales during the latter part of 2006 have been negatively affected by the incidence of bird flu throughout the Far East and other parts of the world.  It is anticipated that continued containment of this out break will allow continued increase in sales to this market. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate.

We have invested heavily over the past decade in R&D for cellulases, xylanases and other hemicellulases for a wide variety of applications. Some of these enzymes, as well as others in our R&D pipeline, may be applicable to the conversion of agricultural residue products and energy crops (lignocellulosic substrates) and forestry industry residues into fermentable sugars, which in turn can be used to produce ethanol and other chemicals that have historically been petroleum-derived. We have a stable of well characterized fungal strains and enzymes which we believe demonstrate the required activities to achieve the conversions. We believe that our C1 Host Technology or other proprietary technologies, coupled with our R&D efforts, will enable us to offer products that address energy problems more effectively and economically. Collectively, we believe we have resources with significant expertise in this area, including our Scientific Advisory Board members, our strategic collaborations with leading scientific organizations such as Moscow State University and the Russian Academy of Sciences as well as our employees, including the addition of a Chief Scientific Officer in March of 2006.

In 2006, we have begun to shift some of our focus to energy market opportunities and the need for alternative fuels such as cellulosic ethanol. We have invested significant resources over the past decade in the development of our C1 and other technologies for the production of cellulases, xylanases and other hemicellulases. Some of these enzymes, as well as others currently in development, may be applicable in the conversion of agricultural and forestry industry residues such as dry distillers grains (DDG), corn stover, wheat straw, sugar cane bagasse, and wood chips and waste from pulp & paper mills, into fermentable sugars, which in turn can be used to produce ethanol and other chemicals historically derived from petroleum. The current U.S. biofuels market (corn starch to ethanol) is currently estimated to be over $12 billion (4.3 billion gallons of ethanol at a current contract price of $2.70 per gallon). The current market for amylases in this corn to ethanol conversion market is in the hundreds of millions of dollars. Additional corn to ethanol production capacity is becoming available from many manufacturers and it is estimated by the Renewable Fuels Association that by 2007 there will be approximately a 6.3 billion gallon capacity in the U.S. While this is a significant increase over current capacity, this represents less than 5% of the U.S. transportation fuel requirement. It is estimated that conversion of corn starch to ethanol could provide between 5-10% of U.S. transportation fuel needs, though greater use of corn-derived ethanol could potentially disrupt the food and feed corn markets. The U.S. Dept of Energy has estimated that the U.S. has enough annual biomass for ethanol conversion to replace approximately 30% of our transportation fuels. Thus, significant expansion of ethanol capacity above existing levels will necessitate the use of agricultural residue feedstock (e.g. corn stover, wheat straw, sugar cane bagasse, wood chips and waste from pulp & paper mills) and energy crops. Such biomass requires the use of cellulase and hemicellulase enzymes for the conversion of biomass into fermentable sugars. Depending on the market share and feedstock involved, the potential for enzymes alone in the cellulosic to ethanol market is estimated to be in the hundreds of millions of dollars.

Currently, ethanol producers sell DDG, the corn mash byproduct from ethanol, for use as animal feed. We are applying our C1Host Technology and other technologies to discover, develop and manufacture enzymes which we believe will result in increased recovery of fermentable sugars from DDG. Working with the Iowa Corn Promotion Board on a Department of Energy funded program, we have been providing enzymes to convert cellulose and hemicellulose, which comprise as much as half of the weight of DDG, to fermentable sugars. These sugars can be utilized to produce additional ethanol and other chemicals that have historically been petroleum-derived.  We are looking to further develop the technology to convert DDG and other agricultural bioproducts into fermentable sugars by applying for additional government grants and through strategic collaborations with partners with complementary technologies.  We have begun to expand our R&D programs to develop and manufacture enzymes that will be more effective in converting these byproducts into larger volumes of lower cost fermentable sugars, thereby lowering the cost of cellulosic ethanol production. We have been testing a number of multicomponent enzyme products, including both commercial products and others in development, for their ability to convert various sources of untreated and pretreated lignocellulosic biomass substrates to fermentable sugars. Using these enzymes and the expression tools that have been developed, we believe Dyadic may be one of a small number of companies able to produce the necessary enzymes for an efficient and economical biomass to fermentable sugar process. In collaboration with appropriate partners, those sugars would then be converted to ethanol, other fuels, or chemical feed stocks. To this end, we are engaged in multiple active sets of discussions with prospective industry collaboration partners and others, to assist us in these efforts. We believe that this may be a significant market opportunity for us as a technology provider.

On October 26, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Abengoa Bioenergy R&D, Inc. (“Abengoa”), a subsidiary of Abengoa Bioenergy Company. The Company also entered into a non-exclusive Research and Development Agreement with Abengoa pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which the Company will seek to apply its proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

Under the terms of the Securities Purchase Agreement, Abengoa invested $10 million in Dyadic, for which it was issued 2,136,752 shares of Dyadic common stock. Subsequent to the closing, which occurred on November 8, 2006, under certain circumstances, additional Dyadic securities may be issuable to Abengoa.

The R&D Agreement contemplates that we will perform both foundational research of general application to the cellulosic ethanol field furthering our 14 plus years of research & development and large-scale manufacturing technologies of producing large volumes of low cost cellulases, xylanases and other hemicellulases as well as specific applications research for the achievement of the goals of Abengoa’s program to develop an economically viable commercial process for the production of large volumes of effective, low cost enzyme mixtures for the proprietary biomass substrates of interest to Abengoa. If we successfully develop one or more enzyme mixtures and related processing and manufacturing technologies for Abengoa and Abengoa exercises an option to license on a non-exclusive basis such technologies, we will be entitled to receive license fees, technology transfer fees and royalties on ethanol production by Abengoa affiliates.

Reference is made to Note 6, Subsequent Events, to our financial statements included elsewhere in this Report for further information concerning the Securities Purchase Agreement and the R&D Agreement.

The foregoing description of the Securities Purchase Agreement and the R&D Agreement is qualified in its entirety by reference to Dyadic’s Current Report on Form 8-K dated October 26, 2006, as filed with the SEC on November 1, 2006.

We derive almost all of our sales from our Enzyme Business, and have thus far generated only nominal sales from our BioSciences Business. We have an accumulated deficit at September 30, 2006 of approximately $41.7 million. These losses resulted primarily from expenses associated with research and development activities and general and administrative expenses. To become profitable, we must continue to grow our Enzyme Business (see Sales & Marketing Strategy below) and/or generate significant revenue from our Biorefinery Products and our BioSciences Business, either directly or through potential future license agreements and collaborative partnerships with industrial and drug companies, respectively.

For additional information on Dyadic’s history, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Research and Development - C1 Host Technology

We completed a genomic sequencing project performed by Agencourt Bioscience to sequence the DNA of our C1 host organism in March 2005. Leveraging the information gained from the Agencourt C1 genome sequencing project, we have identified by manual searches over one hundred genes of potential commercial interest. To more fully realize the potential of the genomic sequence, it will be necessary to annotate the genome. On March 31, 2006, we announced the engagement of The Scripps Research Institute to work with Dyadic scientists to provide a comprehensive annotation of the C1 genome. We expect that the annotation will provide tools for identifying and classifying genes, their corresponding proteins, and metabolic pathways in a searchable and user-friendly format. These tools would allow us to identify additional commercial enzyme product leads, including improved cellulases and hemicellulases for use in textile, pulp & paper, food and animal feed applications, and for the production of ethanol from lignocellulosic biomass. We anticipate that this annotation will also allow us to identify genes that influence the physiology of protein production in C1. Modification of these genes or their expression is expected to lead to improvements in the C1 Host Technology, the C1 Expression System and the C1 Screening System, making them more robust and versatile. Those improvements would likely enable them to produce a wider variety of proteins at higher yields and at lower cost. The annotation project is currently in progress and we have already begun to receive preliminary information on the genome structure of C1. Over 11,000 genes have been located and are in the process of being identified. As many as 120 of those genes have been found to encode the processes that could positively or negatively affect protein production (i.e. gene expression, protein secretion, protein degradation, and protein folding) as well as the production of enzymes with uses in a number of industries. The Company anticipates that having the sequence of these genes will accelerate the development of various products using the C1 Host Technology. For example, based on the genome sequence, potential genes for improved tools for strain development and regulatory proteins for cellulase induction have been identified.

This initial annotation was accomplished using a number of computer algorithms. We are now beginning the process of further refining the computer-called genes through manual annotation.  We believe it is possible that more advanced searches for promoter elements could also be started using sophisticated search algorithms. As the annotation program progresses, we expect to build a comprehensive genetic and biochemical blueprint of C1 by continually referencing our genomic data and data derived from the genome against databases of known genes, proteins, and metabolic pathways. The blueprint will be readily searchable and user-friendly, allowing Dyadic to identify numerous products of potential commercial interest as well as genes and proteins affecting protein production process in C1, with the goal of improving the versatility and robustness of the C1 Host Technology.

With historically high petroleum prices, there has been an increased global interest in biofuels from both the public and politicians. Reflecting this sentiment, President Bush proposed in his State of the Union Address on January 31, 2006 the Advanced Energy Initiative, which could amount to a 22% increase in the Department of Energy's funding for clean energy research. The proposal calls for the 2007 Federal Budget to include $150 million for research into new methods for making ethanol, not just from corn kernels (which is the current method), but also from wood chips, corn stover, wheat straw, switchgrass and other sources of lignocellulosic biomass. President Bush has set a goal to make this cellulosic biomass based ethanol cost-competitive and commercially viable within six years.

Making ethanol from lignocellulosic biomass requires cellulase and hemicellulase enzymes, a market segment in which Dyadic has been a producer since the early 1990's. Filamentous fungi are widely known to be the most prolific producers of such enzymes in their natural state to breakdown various agricultural lignocellulosic matters into fermentable sugars, which can be further converted into ethanol. We believe that our existing portfolio of enzymes from C1 and other proprietary fungi, as well as a large number of cellulase and hemicellulase enzymes in the C1 genome and others could play a significant role in realizing the President's goal of launching cellulosic ethanol within six years. We also expect to bring to bear the power of our integrated patented C1 Host Technology gene discovery and expression technology - a unique and powerful proprietary tool set - in order to find and develop novel and highly efficient enzymes for producing ethanol from lignocellulosic biomass. If we are successful in this endeavor, we believe we could play a significant role in the industry's achievement of its goal to eventually extract 80 billion gallons of ethanol from the more than one billion tons of lignocellulosic biomass that is available to be produced in the U.S., according to the U.S. Department of Energy. That is estimated to be enough to cover approximately one third of the transportation fuel needs in the U.S., which would represent a significant improvement over the approximate maximum of 5% - 10% of energy needs that can be met with corn derived ethanol. Our role would be to supply enzymes to meet the needs of the cellulosic ethanol producers and/or become a business partner in the production of ethanol itself.

We are also developing our C1 Host Technology to facilitate the discovery, development and large-scale production of human antibodies and other high-value therapeutic proteins. One of the major hurdles in the development of our C1 Expression System for the production of heterologous proteins has been degradation of the expressed proteins by proteases normally produced by C1. As a result of our focused effort to identify, clone the genes for, and eliminate those proteases, we have generated strains with very low levels of protease as compared to the original host strains. For example, a human antibody was expressed at nearly 400 milligrams per liter yield level in an unoptimized C1 strain and without performing any traditional fermentation process development work to improve the yield, which together have the promise of improving the antibody production yields significantly. The biological activity of the antibody expressed in C1 was confirmed using the cell-based assays commonly employed by the biotechnology and pharmaceutical companies. Furthermore, the antibody made in C1 was found to have a biological activity level comparable to its human counterpart.

Another recent C1 technology development concerns the over-expression of multiple genes in C1 host cell, which could be particularly useful in low-cost manufacturing of enzyme mixes required for cellulosic ethanol and other Biorefinery Product applications.

With the addition of Dr. Glenn E. Nedwin as our Chief Scientific Officer and President of our BioSciences Business, we have begun to focus on a search for industry collaboration partners and others to assist us in the funding and development of multiple enzyme products for this ethanol market. We have recently achieved the first of what we hope to be many collaborations in the field of cellulosic ethanol.

On October 26, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Abengoa Bioenergy R&D, Inc. (“Abengoa”), a subsidiary of Abengoa Bioenergy Company. We also entered into a non-exclusive Research and Development Agreement with Abengoa pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which we will seek to apply our proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

Under the terms of the Securities Purchase Agreement, Abengoa invested $10 million in Dyadic, for which it was issued 2,136,752 shares of Dyadic Common Stock at $4.68 per share (the closing share price on October 25, 2006, as reported on the American Stock Exchange (“AMEX”)). Subsequent to the closing, which occurred on November 8, 2006, under certain circumstances, additional securities may be issuable to Abengoa.

We will use the proceeds from this private sale to fund the performance of our R&D obligations under the R&D Agreement over a three and a half year period, under which we will seek to apply our proprietary technologies to the development of one or more enzyme mixtures and related processing and manufacturing technologies customized to Abengoa’s proprietary biomass substrates. The R&D Agreement contemplates that we will perform both (i) research of general application to the cellulosic ethanol field furthering our extensive research & development and large-scale manufacturing technologies for producing large volumes of low cost cellulases, xylanases and other hemicellulases and (ii) research of specific applications for the achievement of the goals of the Abengoa R&D Program to develop an economically viable commercial process for the production of large volumes of effective, low cost enzyme mixtures for the proprietary biomass substrates of specific interest to Abengoa. In general, Dyadic is granted exclusive ownership of all intellectual property it develops in connection with its performance obligation under the R&D Agreement.

Under the terms of the R&D Agreement, if we successfully develop one or more enzyme mixtures and related processing and manufacturing technologies for Abengoa and Abengoa exercises an option to license on a non-exclusive basis such technologies, we will be entitled to receive license fees, technology transfer fees and royalties on ethanol production by Abengoa affiliates, which will be recorded when earned.

If within six months following the date of closing we have not entered into a specified type of transaction involving the sale of our securities totaling at least $20 million in gross proceeds, then Abengoa is entitled to receive three-year warrants to purchase 427,351 shares at an exercise price of $5.85. If the sale of securities totaling at least $20 million is at a price lower than $4.68 per share, Abengoa is entitled to have additional shares issued to them so that their investment is at the same price. If the sale of securities includes warrants, Abengoa’s pro rata warrant coverage and other warrant terms are to be the same as those in the securities transaction rather than the warrant terms discussed above.

Abengoa is considered to be the second largest ethanol producer in the world and a leader in the fields of both corn-derived and cellulose-derived ethanol production. Dyadic’s collaborative relationship with Abengoa is expected to leverage Dyadic’s patented C1 platform enzyme technology to enable commercial development of biomass derived ethanol. The development of large-scale enzyme production systems and manufacturing processes for use in the production of abundant low cost fermentable sugars from biomass, with initial focus on cellulosic ethanol production, is a primary goal of the Abengoa R&D Program, though we can offer no assurance that this R&D Program will be successful in achieving this goal.

We believe that additional collaboration partners will stand to benefit not only from access to Dyadic’s technologies specific to their area of interest but also from our core technology development programs that are fundamental to efficient production of ethanol, other biofuels, polymers and other chemicals from biomass, thereby reducing our dependence on foreign oil.

Based on the foregoing and other R&D initiatives we continue to pursue in 2006, we expect to incur significant costs funding our R&D initiatives, including costs related to enhancements to our core technologies, expansion of our infrastructure to carry out our R&D efforts, and product development. If certain projects continue to show promise, such as the discovery, development and large-scale production of human antibodies, and new and better enzymes for converting DDG’s and/or other agricultural feedstocks such as sugarcane bagasse, wheat straw, corn stover, citrus peel, pulp waste, etc., we may need to accelerate those projects and therefore will require increased R&D funding. The source of the funding may be from our cash resources, private and public debt and/or equity financings or a combination of the foregoing, partnerships with third party entities, other strategic relationships like Abengoa, or a combination of one or more of the foregoing. As a result, we expect to continue to incur losses as we further develop our C1 Expression and Screening Systems, and build other required infrastructure to exploit our C1 Host Technology, our C1 Expression System, our C1 Screening System and our other technologies. There can be no assurance that our efforts with regard to these objectives will be successful.

Sales & Marketing Strategy - Enzymes

One of our top priorities during 2005 was to sharply expand the introduction of our pulp & paper enzyme products to that industry. While we believe these products offer a strong value proposition for this industry, we made a strategic decision to penetrate this market with an acute sensitivity to the fact that our target customer decision-makers are responsible for physical plants costing, in many instances, several hundred million dollars or more, and are accustomed to dealing with highly technical sales teams with strong support competencies, following long-term trials of new products. Accordingly, we assembled a team of seasoned sales and marketing executives and technical salesmen with extensive pulp & paper industry experience and contacts in promoting and maintaining sales relationships involving substantial on-going sales and technical servicing. The addition of the sales and marketing personnel occurred throughout the third quarter of 2005, and accordingly, we do not expect to see significant sales dollars from these additions until 2007. However, in the first nine months of 2006, pulp & paper sales did increase to 18% of net sales as compared to 11% for the comparable period in 2005. Sales for the nine-month period ended September 30, 2006 were approximately $2,100,000 compared to approximately $1,286,000 for the nine-month period ended September 30, 2005, an increase of 63%. Pulp & paper sales for the three-month period ended September 30, 2006 increased 72% over the comparable period in 2005, representing 21% of net sales in 2006 versus 13% in 2005. Management believes this improvement in pulp and paper sales will continue into 2007 and possibly beyond as new and existing mill trials are converted to sales, however, there can be no assurance that such trends will continue at the current rate or at all.

During 2006, we are continuing to expand our pulp & paper sales and marketing initiatives, as we work to capture both an increasing number of new customer trials and convert existing and new customer trials into significant and sustained levels of pulp & paper product sales. As a next step, we are working to expand our indirect sales force through the selective addition of distributors in key regions of the world and by training the sales forces of our new and existing distributors. We continue to estimate the addressable market for our existing enzyme products in the pulp & paper industry and potential enzyme products for the pulp & paper industry currently in our research and development pipeline to be approximately $1.0 billion. It will be imperative for us to continue to improve our current technology, as well as develop new enzyme systems, in order to realize the full potential of this market.

We have worked with several existing pulp & paper customers to generate product trial data for our use in selling Bleach-boosting, Bio-refining and De-inking products to other global companies. As we had expected, the sales cycle for capturing new customer accounts is a long one (often 6 months to 18 months, or longer), though we have nonetheless been able to commence mill trials with several key potential customers over the past year. Our experience so far has shown that this industry is somewhat resistant to change and that the time between initial mill trials and ongoing sales can be long. The industry is somewhat fragmented with significant differences between mill to mill and region to region. Our products have been proven to work as demonstrated by our commercial sales into the pulp & paper industry, but because of the diversity in how mills operate and in the raw materials they use, tailored products are generally required at each mill and additional R&D is required to address specific mill needs.

Our marketing and field efforts were recently recognized by recording our first sale of our pulp & paper enzymes in the United States during the three-month period ended March 31, 2006. Some of the benefits that this paper mill has realized from the use of our enzymes include increased paper production of up to 8%, a reduction in paper basis weights of up to 4%, and significant reductions in refiner energy consumption. Our marketing and field efforts were also recognized during the three-month period ended September 30, 2006, when we added our second pulp & paper customer in Brazil and our first pulp & paper customer in Chile. As a result, we remain optimistic that the Latin American market remains a promising geographical region for us. We are, however, beginning to experience increased competition in the pulp & paper industry.

The animal feed market has represented approximately 7% and 6% of our Enzyme Business net sales in 2005 and 2004, respectively. For the first nine months of 2006 and of 2005, animal feed sales represented 8% of net sales, respectively. During 2006, animal feed sales have been negatively affected by the incidence of bird flu throughout the Far East and other parts of the world.  It is anticipated that continued containment of this outbreak will allow continued increase in sales to this market. We continue to fund the registration of our existing products in the European Union (the largest market) and development of new products for these applications in the European Union (the largest market), and expect material growth in this market over the next two to three years. We also expect to be able to focus additional product development and sales efforts in other markets, such as energy, starch and brewery markets, as a consequence of recruitment of additional personnel charged with direct responsibility for overseeing the registration of our products and greater focused attention on these market opportunities.

To assist us in our efforts in the animal feed market in Europe and elsewhere, we have hired a sales consultant with significant experience and expertise in this industry who began April 1, 2006. Historically, we have sold in this industry without any sales support dedicated to this market, and it is our expectation that this addition will increase our sales in the animal feed market in 2007. There is no guarantee, however, that our sales will increase significantly or in the time frame that we anticipate.

Results of Operations for the Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the three-months ended September 30, 2006 to the three-months ended September 30, 2005 (in thousands):

	Three-Months Ended September 30,
(In thousands)	2006	2005	Increase (Decrease)
Net sales	$4,205	$4,140	$65
Cost of goods sold	2,893	3,318	(425)
Gross profit	1,312	822	490

Operating expenses:
Research and development	998	1,020	(22)
Selling and marketing	924	810	114
General and administrative	1,729	1,413	316
Foreign currency exchange losses (gains), net	15	9	6
	3,666	3,252	414

Loss from operations	(2,354)	(2,430)	76

Other income (expense):
Interest expense	(70)	(177)	107
Investment income, net	104	109	(5)
Minority interest	--	(25)	25
Other income, net	1	6	(5)
Total other expense	35	(87)	122
Loss before income taxes	(2,319)	(2,517)	198
Provision for income taxes	(25)	(15)	(10)
Net loss	$(2,344)	$(2,532)	$188

Net Sales

The following table reflects the Company’s net sales by industry for the three-month periods ended September 30, 2006 and 2005 (in thousands):

	Three-Months Ended September 30,
(In thousands)	2006	%	2005	%	Increase / (Decrease)%
Textile	$2,419	58%	$2,790	67%	$(371)	(13%)
Animal Feed	382	9%	354	9%	28	8%
Pulp & Paper	899	21%	522	13%	377	72%
Others (5 industries)	492	12%	474	11%	18	4%
Total Industrial Enzymes	$4,192	100%	$4,140	100%	$52	1%
Bioscience	13	* %	--	0%	13	100%
	$4,205	100%	$4,140	100%	$65	2%
* Less than 1%

For the three-months ended September 30, 2006, we generated net sales of approximately $4,205,000, compared to net sales of approximately $4,140,000 for the three-months ended September 30, 2005, an increase of approximately $65,000. This increase is primarily due to the approximately $52,000 increase in industrial enzyme revenues. Sales to pulp & paper, animal feed and other industries increased approximately $423,000 in the aggregate which is reduced by the decrease in sales of approximately $371,000 to the textile industry. Additionally, there was approximately $13,000 of bioscience revenue which also contributed to the $65,000 increase. Pulp & paper sales for the three-month period ended September 30, 2006 increased 72% over the comparable period in 2005, representing 21% of net sales in 2006 versus 13% in 2005.

To what degree our net sales from the textiles market will continue to decline in the future will depend not only on that market’s dynamics, but also on the extent to which pricing pressure created by our competitors continues. Our success in developing new products and our ability to lower our production costs will also have an impact.  We believe our sales will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper, food and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. To this end, we launched eight new products into the Textile market during the third quarter of 2006. The Textile market is one of the core markets for our Enzyme Business and we expect that these products, which are the result of our continued research & development in support of this core market, will help to stabilize and ultimately enable us to recapture some of our market share. A number of customers have received samples and preliminary wash trials have generated positive results. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify, the initial effects of which are beginning to be seen. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper, starch, alcohol, ethanol), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

Cost of Goods Sold

For the three-months ended September 30, 2006, cost of goods sold was approximately $2,893,000, or 69% of net sales, as compared to approximately $3,318,000, or 80% of net sales for the three-months ended September 30, 2005, a decrease of approximately $425,000. The improvement in cost of goods sold is largely a result of the shift in sales from the textile industry to higher margin industries such as pulp & paper, animal feed and others such as brewing and alcohol, which represents approximately $282,000 of the decrease. Other factors that contributed to the decrease were indirect cost variances related to the allocation of overhead to inventory based on the timing of our production at our third party manufacturer.

Research and Development

For the three-months ended September 30, 2006, research and development expenses were approximately $998,000, or 24% of net sales, as compared to approximately $1,020,000, or 25% of net sales for the three-months ended September 30, 2005, representing a decrease of approximately $22,000.

Research and development costs incurred by type of project were as follows (in thousands):

(In thousands)	Three-Months Ended September 30,
	2006	2005

Internal development	$301	$478
Collaborations	697	542
	$998	$1,020

Research and development costs based upon type of cost were as follows (in thousands):

(In thousands)	Three-Months Ended September 30,
	2006	2005
Personnel related	$199	$276
Laboratory and supplies	35	38
Outside services	697	542
Equipment and depreciation	6	111
Facilities, overhead and other	61	53
	$998	$1,020

Selling and Marketing

For the three-months ended September 30, 2006, selling and marketing expenses were approximately $924,000, or 22% of net sales, compared to approximately $810,000, or 20% of net sales for the three-months ended September 30, 2005, representing an increase of approximately $114,000. This increase is primarily attributable to samples and supplies expenses of approximately $59,000 incurred for new and ongoing pulp & paper trials. Additionally, approximately $47,000 of stock-based compensation expense was incurred related to stock options granted in 2006 under the provisions of FAS No. 123(R).

General and Administrative

For the three-months ended September 30, 2006, general and administrative expenses were approximately $1,729,000, or 41% of net sales, compared to approximately $1,413,000, or 34% of net sales for the three-months ended September 30, 2005, representing an increase of approximately $316,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $86,000 due to the addition of two new employees, including Dr. Glenn Nedwin, our Chief Scientific Officer and President of our BioSciences Business, approximately $135,000 in additional stock option compensation expense which is a result of the adoption of FAS No. 123(R), approximately $52,000 related to public relations consultants and approximately $65,000 related to changes in allocations of expenses between research and development and sales and marketing.

Foreign Currency Exchange Gains (Losses), Net

For the three-months ended September 30, 2006, the Company incurred a net foreign currency exchange loss of approximately $15,000 as compared to a net loss of approximately $9,000 for the three-months ended September 30, 2005. The $6,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Other Income (Expense)

 Interest Expense

For the three-months ended September 30, 2006, interest expense was approximately $70,000 as compared to approximately $177,000 for the three-months ended September 30, 2005, representing a decrease of approximately $107,000. The decrease is the result of a reduction in the amortization of the beneficial conversion feature as well as interest payable related to the convertible stockholders notes payable of approximately $88,000, which were fully expensed in the second quarter of 2006 due to the conversion of the notes to common stock on May 1, 2006. In addition, a reduction in the amortization of the beneficial conversion feature of approximately $17,000 related to the Bridge Loan is a result of the new amortization period from the extension of the due date to January 1, 2008.

  Investment Income, Net

For the three-months ended September 30, 2006 and 2005, income from investments in money market funds was approximately $104,000 and $109,000, respectively. The decrease in income from investments in money market funds for the three-months ended September 30, 2006 was attributable to maintaining lower money market balances, partially offset by increased yields due to higher interest rates.

 Provision for Income Taxes

We have no provision for U.S. income taxes as we have incurred operating losses in all periods presented and provide full valuation allowances against the resulting tax benefits. For the three-months ended September 30, 2006, we had a foreign income tax provision of approximately $25,000 compared to approximately $15,000 for the three-months ended September 30, 2005, which is primarily attributable to our Asian subsidiary, which operates in Hong Kong and mainland China.

Results of Operations for the Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

The following table sets forth the amount of increase or decrease represented by certain items reflected in the Company's condensed consolidated statements of operations in comparing the nine-months ended September 30, 2006 to the nine-months ended September 30, 2005 (in thousands):

	Nine-Months Ended September 30,
(In thousands)	2006	2005	Increase (Decrease)
Net sales	$12,000	$11,863	$137
Cost of goods sold	8,727	9,514	(787)
Gross profit	3,273	2,349	924

Operating expenses:
Research and development	2,896	3,529	(633)
Selling and marketing	2,540	1,996	544
General and administrative	5,141	4,312	829
Foreign currency exchange losses (gains), net	111	(27)	138
	10,688	9,810	878

Loss from operations	(7,415)	(7,461)	46

Other income (expense):
Interest expense	(518)	(527)	9
Investment income, net	294	132	162
Minority interest	(13)	(35)	22
Other income, net	13	2	11
Total other expense	(224)	(428)	204
Loss before income taxes	(7,639)	(7,889)	250
Provision for income taxes	(58)	(43)	(15)
Net loss	$(7,697)	$(7,932)	$235

Net Sales

The following table reflects the Company’s net sales by industry for the nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Nine-Months Ended September 30,
(In thousands)	2006	%	2005	%	Increase / (Decrease)%
Textile	$7,762	65%	$8,592	72%	$(830)	(10%)
Animal Feed	1,011	8%	904	8%	107	12%
Pulp & Paper	2,100	18%	1,286	11%	814	63%
Others (5 industries)	1,114	9%	1,006	8%	108	11%
Total Industrial Enzymes	$11,987	100%	$11,788	99%	$199	2%
Bioscience	13	* %	75	1%	(62)	(83%)
	$12,000	100%	$11,863	100%	$137	1%
* Less than 1%

For the nine-months ended September 30, 2006, we generated net sales of approximately $12,000,000, compared to net sales of approximately $11,863,000 for the nine-months ended September 30, 2005, an increase of approximately $137,000. This increase in net sales reflects the Company’s efforts to transition its revenue base from the lower margin textile enzymes to higher margin areas such as enzymes for the pulp & paper (a 63% increase over the 2005 comparable period), animal feed and other industries, which in the aggregate, represents an increase in net sales in these industries of 32% over sales for the nine-months ended September 30, 2005 (or 35% of net sales versus

27%). This increase is offset by the continuing margin pressure experienced in the textile industry and aggressive pricing by competitors which has created a strong downward pressure on pricing, and has caused the Company’s sales to the textiles market to decrease (65% vs. 72% for the nine-months ended September 30, 2006 and 2005, respectively, as a percentage of net sales) as well as a decrease in Bioscience revenue during the nine-month period ended September 30, 2006. The Company is not currently generating Bioscience revenues on a regular basis.

To what degree our net sales from the textiles market will continue to decline in the future will depend not only on that market’s dynamics, but also on the extent to which pricing pressure created by our competitors continues. Our success in developing new products and our ability to lower our production costs will also have an impact. We believe our sales will resume growth when new products being developed from our C1 Host Technology and other technologies for new markets (e.g. pulp & paper, food and animal feed) begin to achieve penetration and other new products are introduced both to existing and other new markets. We continue to support our textile customers, directing the necessary resources to customer support and R&D innovation to maintain market share in this segment. To this end, we launched eight new products into the textile market during the third quarter of 2006. The textile market is one of the core markets for our Enzyme Business and we expect that these products, which are the result of our continued research & development in support of this core market, will help to stabilize and ultimately enable us to recapture some of our market share. A number of customers have received samples and preliminary wash trials have generated positive results. However, we intend to exercise discipline over the application of resources to the textiles market (which is characterized by low profit margins and intense competition) relative to other higher profit and larger market opportunities we identify, the initial effects of which are beginning to be seen. Nonetheless, the markets for a number of our new products are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper, starch, alcohol, ethanol), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate those markets.

Cost of Goods Sold

For the nine-months ended September 30, 2006, cost of goods sold was approximately $8,727,000, or 73% of net sales, as compared to approximately $9,514,000, or 80% of net sales for the nine-months ended September 30, 2005. The improvement in cost of goods sold is largely a result of the shift in sales from the textile industry to higher margin industries such as pulp & paper, animal feed and others such as brewing and alcohol, which represents approximately $497,000 of the decrease. Other factors that contributed to the decrease were indirect cost variances related to the allocation of overhead to inventory based on the timing of our production at our third party manufacturer. In addition, during the nine-months ended September 30, 2005, the Company recorded an increase in the inventory provision of approximately $337,000, with no comparable amount during the nine-months ended September 30, 2006.

Research and Development

For the nine-months ended September 30, 2006, research and development expenses were approximately 2,896,000, or 24% of net sales, as compared to approximately $3,529,000, or 30% of net sales for the nine-months ended September 30, 2005, representing a decrease of approximately $633,000. In March 2005, we completed a genomic sequencing project with Agencourt Bioscience to sequence our C1 host organism, which contributed significantly to the higher expense in the nine-month period ended September 30, 2005. With the completion of this project, we have begun to identify a large variety of novel commercially useful genes that were previously unavailable to us, which should greatly assist our ability to accelerate our product development efforts and further improve the efficiencies of our C1 Host Technology for making proteins and enzymes for diverse markets, including pharmaceuticals, textiles, pulp & paper, animal feed, and food. To more fully realize the potential of the genomic sequence, it will be necessary to annotate the genome.

On March 31, 2006, we announced the engagement of The Scripps Research Institute to work with Dyadic scientists to provide a comprehensive annotation of the C1 genome. In a preliminary survey, over 11,000 genes have been indicated which are now in the process of being identified. As many as 120 of those genes have been found to encode the processes that could positively or negatively affect protein production (i.e. gene expression, protein secretion, protein degradation, and protein folding) as well as the production of enzymes with uses in a number of industries. The Company anticipates that having the sequence of these genes will accelerate the development of various products using the C1 Host Technology. For example, based on the genome sequence, potential genes for improved tools for strain development and regulatory proteins for cellulase induction have been identified.

This initial annotation was accomplished using a number of available computer algorithms.  We are now beginning the process of further refining the computer-called genes through improved customized algorithms and manual annotation.  We believe it is possible that more advanced searches for promoter elements could also be started using sophisticated search algorithms. As the annotation program progresses, we expect to build a comprehensive genetic and biochemical blueprint of C1 by  continually referencing our genomic data and data derived from the genome against databases of known genes, proteins, and metabolic pathways. We expect that the annotation program will provide tools for identifying and classifying genes, their corresponding proteins, and metabolic pathways in a searchable and user-friendly format. These tools will allow us to identify additional and completely new commercial enzyme product leads, including improved cellulases and hemicellulases for use in textile, pulp & paper, food and animal feed applications, and enzymes for the production of ethanol or other chemical bulk products from lignocellulosic biomass. We anticipate that annotation also will allow Dyadic to identify genes that influence the physiology and thus efficiency and versatility of protein production in C1. Modification of these genes or their expression will lead to improvements in the C1 Expression and Screening Systems, making them more robust and versatile. Those improvements will also include development of even better tools than already available for use in reliable and robust strain and process development programs, which in turn, are expected to lead to Systems able to produce a wider variety of proteins at higher yields within shorter timelines and at lower cost. The annotation project is currently in progress and we have already begun to receive preliminary information on the genome structure of C1 benefiting our research and product development programs.

Another contributing factor to our decrease in R&D expense was the reduction in depreciation expense due to the full depreciation of certain R&D equipment at the end of 2005 which contributed approximately $283,000. During the nine-month period ended September 30, 2006, approximately $531,000 of the $1,882,000 collaboration expense was paid with shares of common stock that have been held in escrow per the terms of a Development Agreement with a third party for services rendered to the Company for research and development projects (see Note 3, Share-Based Compensation, to the condensed consolidated financial statements included elsewhere in this Report).

Research and development costs incurred by type of project were as follows (in thousands):

(In thousands)	Nine-Months Ended September 30,
	2006	2005
Internal development	$1,014	$1,443
Collaborations	1,882	2,086
	$2,896	$3,529

Research and development costs based upon type of cost were as follows (in thousands):

(In thousands)	Nine-Months Ended September 30,
	2006	2005
Personnel related	$605	$820
Laboratory and supplies	90	145
Outside services	1,882	2,086
Equipment and depreciation	21	305
Facilities, overhead and other	298	173
	$2,896	$3,529

Selling and Marketing

For the nine-months ended September 30, 2006, selling and marketing expenses were approximately $2,540,000, or 21% of net sales, compared to approximately $1,996,000, or 17% of net sales for the nine-months ended September 30, 2005, representing an increase of approximately $544,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $142,000, approximately $47,000 in additional stock-based compensation expense which is a result of the adoption of FAS No. 123(R), and increased travel expense and commission of approximately $199,000, due to the addition of nine employees in the latter half of 2005 including a Vice President of Sales & Marketing - Enzymes, and the addition of contract labor as well as technical sales representatives to our Asian subsidiary. These additions are a part of the substantial investment both in personnel and other initiatives we have made to expand our sales, marketing and product development efforts. Approximately $74,000 related to changes in allocations of expenses between selling and marketing and general and administrative.

General and Administrative

For the nine-months ended September 30, 2006, general and administrative expenses were approximately $5,141,000, or 43% of net sales, compared to approximately $4,312,000, or 36% of net sales for the nine-months ended September 30, 2005, representing an increase of approximately $829,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $384,000 due to the addition of two new employees, including Dr. Glenn Nedwin, our Chief Scientific Officer and President of our BioSciences Business, approximately $458,000 in additional stock-based compensation expense which is a result of the adoption of FAS No. 123(R), approximately $201,000 related to changes in allocations of expenses between research and development and sales and marketing and a net reduction of approximately $114,000 for consulting fees.

Foreign Currency Exchange Gains (Losses), Net

For the nine-months ended September 30, 2006, the Company incurred a net foreign currency exchange loss of approximately $111,000 as compared to a net gain of approximately $27,000 for the nine-months ended September 30, 2005. The $138,000 change is the result of a shift in the proportion of sales transactions to expenditure transactions that are denominated in a foreign currency coupled with the timing of the settlement of the transactions. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Other Income (Expense)

 Interest Expense

For the nine-months ended September 30, 2006, interest expense was approximately $518,000 as compared to approximately $527,000 for the nine-months ended September 30, 2005, representing a decrease of approximately $9,000.

  Investment Income, Net

For the nine-months ended September 30, 2006 and 2005, income from investments in money market funds was approximately $294,000 and $132,000 respectively. The net proceeds from the private placement offering completed in early November 2004, were invested in money market funds as of December 31, 2004. During the three-months ended March 31, 2005, all remaining proceeds were placed in short-term investments, which were subsequently sold, resulting in a net investment loss of approximately $72,000, and then reinvested in money market funds during the second and third quarters 2005, resulting in net investment income of approximately $204,000, the net effect being a $132,000 gain. The increase in income from investments in money market funds for the nine-months ended September 30, 2006 was attributable to increased yields due to higher interest rates.

 Provision for Income Taxes

We have no provision for U.S. income taxes as we have incurred operating losses in all periods presented and provide full valuation allowances against the resulting tax benefits. For the nine-months ended September 30, 2006, we had a foreign income tax provision of approximately $58,000 compared to approximately $43,000 for the nine-months ended September 30, 2005, which is primarily attributable to our Asian subsidiary, which operates in Hong Kong and mainland China.

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

We recognized share-based compensation expense for our share-based awards of approximately $185,000 and $30,000 during the three-month periods ended September 30, 2006 and 2005, respectively, and approximately $626,000 and $51,000, for the nine-month periods ended September 30, 2006 and 2005, respectively. These charges had no impact on our reported cash flows. Total share-based compensation expense was allocated among the following expense categories:

(In thousands)	Three-Months Ended September 30		Nine-Months Ended September 30
	2006	2005	2006	2005
General and administrative (1)	$137	$23	$459	$36
Research and development	10	7	94	15
Cost of goods sold	11	--	21	--
Selling and marketing	27	--	52	--
	$185	$30	$626	$51

(1) The three-month and nine-month periods ended September 30, 2006 include a reversal of $111,432, of which $101,482 was originally recorded during the second quarter of 2006 and $9,949 was recorded during the first quarter of 2006. The reversal relates to changes in the probabilities of achieving certain benchmarks related to the performance-based stock options.

Under the modified prospective method of transition under SFAS 123(R), we are not required to restate our prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the three-months and nine-months ended September 30, 2006 are not comparable to the same periods in the prior year.

On December 15, 2005, our Board of Directors approved the acceleration of vesting for the unvested portion of all outstanding employee incentive stock options awarded from May 2001 to present under the 2001 Equity Plan, as amended. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.2 million shares of the Company’s common stock, of which approximately 600,000 were then held by the Company’s executive officers and directors, became immediately exercisable. The exercise prices of the affected stock options ranged from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

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

Liquidity and Capital Resources

Capital Raising Activities

Since inception, the Company has financed operations primarily with proceeds from the sales of the products from its Enzyme Business, external borrowings, borrowings from its stockholders and sales of preferred and common equity securities

On April 30, 2006, the maturity date of the Bridge Loan (see Note 2 to our condensed consolidated financial statements) was extended from January 1, 2007 to January 1, 2008. The remaining unamortized portion of $76,848 of the beneficial conversion feature related to the modified Bridge Loan Warrants will be amortized through the new maturity date.

On May 1, 2006, the Mark A. Emalfarb Trust received 251,298 shares of common stock upon the conversion in full of its convertible note which had combined principal and accrued interest of $836,824 on that date. On May 1, 2006, the Francisco Trust received 222,537 shares of common stock upon the conversion in full of its convertible note which had combined principal and accrued interest of $741,048 on that date. As a result of the conversions, a total of approximately $1.6 million of notes payable to stockholders, bearing interest at 6% per annum was relieved. The balances of the related beneficial conversion features were fully expensed in April 2006 resulting in an adjustment of approximately $171,000 to interest expense.

On October 26, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Abengoa Bioenergy R&D, Inc. (“Abengoa”), a subsidiary of Abengoa Bioenergy Company. We also entered into a non-exclusive Research and Development Agreement with Abengoa pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which we will seek to apply our proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

Under the terms of the Securities Purchase Agreement, Abengoa invested $10 million in Dyadic, for which it was issued 2,136,752 shares of Dyadic Common Stock at $4.68 per share (the closing share price on October 25, 2006, as reported on the American Stock Exchange (“AMEX”)). Subsequent to the closing, which occurred on November 8, 2006, under certain circumstances, additional Dyadic securities may be issuable to Abengoa.

Pursuant to the parties' Securities Purchase Agreement, Dyadic agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares issued at closing, as well as the additional shares, if any, issuable after the closing.

If within six months following the date of closing Dyadic has not entered into a specified type of transaction involving the sale of its securities totaling at least $20 million in gross proceeds, then Abengoa is entitled to receive three-year warrants to purchase 427,351 shares at an exercise price of $5.85. If the sale of securities totaling at least $20 million is at a price lower than $4.68 per share, Abengoa is entitled to have additional shares issued to them so that their investment is at the same price. If the sale of securities includes warrants, Abengoa’s pro rata warrant coverage and other warrant terms are to be the same as those in the securities transaction rather than the warrant terms discussed above.

Reference is made to Note 6, Subsequent Events, to the condensed consolidated financial statements included elsewhere in this Report for further information concerning the Securities Purchase Agreement and the R&D Agreement.

The foregoing description of the Securities Purchase Agreement and the R&D Agreement is qualified in its entirety by reference to the Company’s Current Report on Form 8-K dated October 26, 2006, as filed with the SEC on November 1, 2006.

Cash Flow

Operating Activities

As reflected in our condensed consolidated statements of cash flows, we have incurred losses from operations during the nine-month periods ending September 30, 2006 and 2005, resulting in net cash used in operating activities of approximately $8,100,000 and $6,250,000, respectively. The increase in net cash used in operating activities was primarily due to our net loss of approximately $7,697,000. Other contributing factors include: the temporary outlay of cash for Value Added Tax (VAT) of approximately $1,020,000 related to our operations in Poland, of which we received approximately $610,000 payment on during the third quarter 2006, and the historical buildup of our inventory levels in the first half of the year as a result of our contract manufacturer’s annual hiatus for vacation and maintenance, which will occur this year in September and October. During the nine-month period ended September 30, 2006, inventory increased by approximately $870,000, which we intend to utilize during the latter part of the year, and in particular, the fourth quarter of 2006, which, in combination with reduced production, will result in reduced cash disbursements for raw materials.

 Investing Activities

For the nine-months ended September 30, 2006, net cash used in investing activities was approximately $804,000 as compared to approximately $356,000 for the nine-months ended September 30, 2005, which relates to purchases of fixed assets of approximately $457,000 and $356,000 for the nine-months ended September 30, 2006 and 2005, respectively. The increase was primarily due to the purchase of manufacturing equipment located at our contract manufacturer in Poland as well as asset additions due to the expansion of the Jupiter office. In addition, $375,000 was paid to the minority shareholders of our Asian subsidiary as part of a purchase and settlement agreement (see Note 3 to the accompanying condensed consolidated financial statements).

 Financing Activities

For the nine-month periods ended September 30, 2005, our net cash used in financing activities was approximately $98,000, for payment of issuance costs related to the October 2004 private offering. Net cash provided by financing activities for the nine-months ended September 30, 2006 was approximately $6,190,000 from the exercise of stock options and warrants (see Financial Condition and Liquidity at September 30, 2006 below).
Financial Condition and Liquidity at September 30, 2006

As of September 30, 2006, stockholders' equity was approximately $17,878,000 and we had a total of approximately $9,437,000 in cash and cash equivalents. Our outstanding indebtedness was approximately $2,367,000 as of September 30, 2006, and consisted of the Bridge Loan.

During the three-month period ended September 30, 2006, we received an aggregate of approximately $344,000 in proceeds from the exercises of the following instruments: warrants to purchase an aggregate of 21,261 shares of common stock, at an exercise price of $5.50 per share and stock options to purchase an aggregate of 52,850 shares of common stock, granted under the Equity Plan, with exercise prices ranging from $2.40 to $4.50 per share. During the nine-month period ended September 30, 2006, we received an aggregate of approximately $6,190,000, respectively, in proceeds from the exercises of the following instruments: (i) warrants to purchase an aggregate of 495,460 shares of common stock, at an exercise price of $3.33 per share, (ii) warrants to purchase an aggregate of 615,903 shares of common stock for an exercise price of $5.50 per share, (iii) stock options to purchase an aggregate of 216,100 shares of common stock, granted under the Equity Plan, with exercise prices ranging from $2.08 to $4.50 per share, and (iv) stock options to purchase an aggregate of 65,000 shares of common stock, granted prior to the Equity Plan, with an exercise price of $4.50 per share.

On May 1, 2006, our two largest stockholders, the Mark A. Emalfarb Trust and the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), increased their stock ownership in the Company by 251,298 and 222,537 shares of common stock, respectively, as a result of converting in full their convertible promissory notes due January 1, 2007, at an exercise price of $3.33 per share. As a result of the conversions, a total of approximately $1,600,000 of notes payable to stockholders, bearing interest at 6% per annum was relieved. This represents a future annual reduction in interest expense of approximately $95,000. The balances of the related beneficial conversion features were fully expensed in April 2006 resulting in a one time adjustment of approximately $171,000 to interest expense. The Francisco Trust has as its beneficiaries the wife and children of Mark A. Emalfarb, the Chief Executive Officer, President and Chairman of the Company.

We have a development agreement with a third party through December 31, 2006, under which we are required to utilize, and the third party has committed to provide research and development assistance valued at approximately $1.25 million. The consideration for these services includes 300,300 shares of our common stock, and cash, $250,000 of which was paid upon execution of the agreement. Pursuant to the agreement, the 300,300 shares of common stock were placed in escrow and are being issued to the third party as earned during the contractual period, at which time they will be deemed to be outstanding. At September 30, 2006, 120,071 shares of common stock were earned and are outstanding for services rendered under this agreement.

Funding of Future Operations

We believe that our operating losses will continue in 2006. In addition, our future capital requirements will be substantial. We believe that we will have sufficient capital to fund our operations and meet our obligations for the next twelve months, based on current sales volumes and proceeds from the recent warrant and stock option exercises. We currently have a Value Added Tax (VAT) receivable of approximately $756,000 related to our operations in Poland that we anticipate receiving payment on, and which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. We have historically built up our inventory levels in the first half of the year as a result of our contract manufacturer’s annual hiatus for vacation and maintenance, which occurred this year in September and October. For the nine-month period ended September 30, 2006, inventory increased by approximately $867,000, which we intend to utilize during the fourth quarter of 2006, which will result in reduced cash disbursements for inventory during the fourth quarter of 2006.

We have established a number of flexible contractual relationships in the areas of manufacturing and research and development, enabling us to adjust spending in those areas as necessary, to achieve the objectives of our business plan, and manage both our resources and cash utilization rate. It is possible that we will seek additional financing within this timeframe. We have historically funded losses from operations with proceeds from external borrowings, borrowings from our stockholders, and sales of preferred and common equity securities. We may raise additional funds through public or private debt and/or equity financings or a combination of the foregoing, exercise or conversion of equity instruments, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms acceptable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DYADIC INTERNATIONAL, INC.
(Registrant)

Date: November 10, 2006	By: /s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer

Date: November 10, 2006	By: /s/ Wayne Moor
Wayne Moor
Chief Financial Officer