Form 10KSB
period 2006-12-31
DYADIC INTERNATIONAL INC
filed 2007-04-02
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
{x} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State issuer’s revenues for its most recent fiscal year: $15,383,754

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2007 the aggregate market value held by non-affiliates was approximately $120,398,355.

As of March 28, 2007, there were 29,939,375 shares of registrant’s common stock outstanding, par value $.001 (including 19,698 shares held in escrow).

Transitional Small Business Disclosure Format (Check One): Yes { }; No {X}

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “continue”, “project”, “plan”, “shall”, “should”, and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, making projections of our future results of operations or our financial condition or state other "forward-looking" information. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from those that may be expressed or implied by such statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company’s forward-looking statements include (i) assumptions or cautionary factors discussed in connection with a particular forward-looking statement or elsewhere in this Form 10-KSB, including the section titled “Description of Business - Risk Factors That May Affect Future Results”, or (ii) cautionary factors set forth in subsequent filings of the Company made from time to time with the Securities and Exchange Commission. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these and other factors. Except as required by law or regulation, we do not undertake any obligation to publicly update forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

The term “the Company”, “Dyadic”, “we”, “us” or “our” refers to Dyadic International, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

ITEM 1. DESCRIPTION OF BUSINESS

The Company

General
Dyadic International, Inc., based in Jupiter, Florida, with operations in the United States, Hong Kong and mainland China, Poland and The Netherlands, is a global biotechnology company that uses its patented and proprietary technologies (the “Dyadic Platform Technology”) to conduct research and development activities for the discovery, development, and manufacture of products and enabling solutions to the bioenergy, industrial enzyme and pharmaceutical industries. These enabling solutions primarily include:

•
Novel, cost efficient production strains, enzyme mixes and related processes and manufacturing technologies currently in the research and development stage for producing abundant low cost fermentable sugars from agricultural residues and energy crops which may be used in the manufacturing of cellulosic ethanol, butanol, chemicals, chemical intermediates, polymers and other biomolecules of commercial interest, obviating the need for petroleum as a feedstock, and refer to our activities in this market as our BioEnergy Business;

•
Enzymes and other biological products for a variety of industrial and commercial applications. We currently sell more than 55 liquid and dry enzyme products to more then 200 industrial customers in approximately 50 countries and we generated net sales of approximately $15.3 million in 2006, and refer to our activities in this market as our Enzyme Business; and

•	Low-cost production hosts for therapeutic protein production for the biopharmaceutical industry, and refer to our activities in this market as our BioPharma Business.

As more and more industries come to appreciate the financial, process efficiency, environmental and other advantages of applying biological solutions such as enzymes to their manufacturing processes in lieu of chemicals and other legacy technologies, we expect a variety of new market opportunities to emerge for which we anticipate we will be able to apply the Dyadic Platform Technology.

Since 1994 we have been engaged in the development and application of a number of fungal strains and large-scale industrial fermentation processes. We utilize both classical and recombinant biotechnology methods to discover, develop and manufacture our enzyme products. For our recombinant strain development, we have principally focused on our system for protein production, which we now call our patented and proprietary C1 Production Technology. We have spent more than a decade developing our recombinant patented and proprietary C1 Fungus, also referred to throughout this report as C1 (see Figure 1.), on which our C1 Production Technology is based, to manufacture large volumes of low cost proteins and enzymes for diverse market opportunities.

Figure 1. C1 Fungus
C1 Features and Competitive Advantages

C1 is a soil-derived filamentous fungal microorganism that has a variety of unique research and commercial capabilities including its ability to be grown in microtiter dishes and in large industrial fermentors under very low viscosity due to its novel morphology. Leveraging these unique C1 traits, we have also been working to develop our patented and proprietary C1 High Throughput Screening (HTS) Technology to rapidly screen for the discovery of genes and the proteins they produce, as well as to identify improved protein variants resulting from modifications to their genes. The Dyadic Platform Technology (see Figure 2.) which is based on C1, provides us with a complete set of capabilities and competencies to up regulate (over produce) and/or down regulate (shut off the production of) the gene encoding for enzymes of commercial interest.

C1 Attributes Summary:

▪  Stable morphological mutant
▪  3-4X protein/gram biomass
▪  Capable of > 100 g/l total protein
▪  Versatile fermentation conditions:
▪   Low viscosity
▪   Less energy
▪   Shorter cycle time
▪   Wider Temp and pH range
▪   Low cost, on-site production,
                critical for bioenergy
▪  Molecular tools developed
▪  Genome sequenced, annotated
▪  Discovery to production in one host
▪  High Throughput Screening

Some additional economic benefits of protein production in C1, leading to low cost production include reduced energy consumption due to the lower viscosity, shorter fermentation cycles and a wider temperature and pH range than other industrial fungi. The morphology of the C1 culture allows the use of culture conditions that are not normally attainable with fungi and which lead to increased protein yields and more protein-friendly production processes. This ability to grow under non-acidic and low viscosity in culture conditions allows the production of acid-sensitive and shear-sensitive human proteins that may otherwise be unstable under typical fungal fermentation conditions.

A unique feature of the Dyadic Platform Technology is that it may provide a “one-stop shop” for gene discovery and production, in the same recombinant host. This has significant opportunity cost and time cost advantages as it may reduce discovery and development time by more than six months to over a year and may enable the discovery and identification of proteins which are unable to be identified and/or produced in competitive HTS systems, e.g. yeast.

Figure 2. Dyadic Platform Technology

Dyadic’s Strategy and Markets

Historically, substantially all of our revenues have been derived from our Enzyme Business, which we continue to invest in, both to support and maintain our market position in textile enzymes and to penetrate new applications, such as pulp & paper, and animal feed. Our long-term plans are focused on our BioEnergy Business to enable the production of cellulosic ethanol, and our BioPharma Business, to enable the production of therapeutic monoclonal antibodies (and other therapeutic proteins) for pharmaceutical discovery and production.

We intend to accomplish these objectives by using and continuing to further develop the Dyadic Platform Technology and by leveraging and building on our existing business, technical, and marketing infrastructures. We also expect to continue to identify new market opportunities and the technologies to exploit those opportunities, both on our own and through strategic business collaborations with others.

We expect to generate revenues from these efforts by: (i) collecting R&D revenues from third parties; (ii) entering into collaborative business arrangements, joint ventures, profit sharing arrangements, or partnerships with our customers; (iii) earning technology access fees, milestone payments, and royalties; (iv) selling products, whether developed internally through our own distribution channels for both current markets and markets we believe will emerge in the future or for customer-collaborators; (v) spinning-off new commercial entities utilizing the Dyadic Platform Technology; and/or (vi) obtaining grants from the United States government, foreign governments or other agencies.

BioEnergy Business Strategy and Markets

In 2006, we accelerated our R&D efforts in the field of bioenergy where we are leveraging more than a decade of R&D on cellulases and hemicellulases originally developed for textile, pulp and paper, food and feed and saccharification applications. The purpose of our BioEnergy Business is to provide enabling solutions to the field of alternative energy and, more generally, to provide a route to inexpensive sugar production from all agricultural biomass feedstocks such as sugar cane bagasse, distiller dried grains, wheat bran and straw, various corn and soy fibers, wood fibers and pulp streams, energy crops and other lignocellulosics. Such inexpensive sugar sources may be used by microorganisms to ferment production of ethanol, butanol, chemicals, chemical intermediates, polymers and other biomolecules of commercial interest.

Most of the consumer goods and products used in the world today are derived via chemistry from the carbon atom building blocks found in petroleum. Thus, cracking open a barrel of oil yields, through chemistry, thousands of products used everyday. However, many of these consumer goods and products, as well as novel ones, can also be derived via microbial fermentation (and in some cases, where necessary, then followed by chemistry)

of the carbon atom building blocks found in sugar molecules (e.g. glucose and xylose), that are locked up in sugar polymers (e.g. cellulose and hemicellulose) present in abundance in agricultural biomass (lignocellulosics). This biomass conversion “unlocks” the sugars, creating the potential for the mass production of inexpensive sugars from the abundant varieties of biomass the world-over. This can be accomplished through the use of enzymes - Dyadic’s core competency. Beyond the production of enzymes for deriving fermentable sugars from biomass, we will also explore corporate partnering opportunities for engineering strains to make various biomolecules (e.g. chemicals and chemical intermediates) from biomass sugars.

In his 2007 State of the Union address, President Bush called for the U.S. to produce 35 billion gallons of ethanol annually by 2017. Since many cars today can run on 85% ethanol (E85) and many can be made to do so with relatively inexpensive conversion, there is both a strategic energy security interest, as well as an environmental interest in seeing increased use of ethanol as a transportation fuel. In addition, there are a growing number of foreign countries initiating their own increased ethanol mandates.

In 2006, the U.S. used about 140 billion gallons of gasoline which was blended with about 5 billion gallons of ethanol - derived from corn starch - produced from 110 biorefineries in 19 states across the U.S. This represents a current U.S. biofuels market that is estimated to be over $12 billion per year. This level of ethanol production represented a volume increase of about 25% over 2005. According to publicly announced plans, additional corn to ethanol production capacity is about to become available from 73 additional biorefineries under construction and 8 expansions, which will add approximately 6 billion gallons of new annual capacity in the U.S. by 2009, according to the Renewable Fuels Association. Though this new capacity will represent a significant increase in production, the resulting total of 11 billion gallons capacity will represent only 8% of the U.S.’s transportation fuel requirements. It is generally estimated that conversion of corn starch to ethanol could provide up to 10% of the U.S’s annual transportation fuel needs (14 billion gallons). Going beyond this level would require a level of use of corn-derived ethanol that could potentially disrupt the food and feed corn markets. Thus, there is an approximate annual gap of 21 billion gallons of ethanol. Consequently, we believe that significant expansion of ethanol capacity above existing levels necessitates the use of agricultural residue from feedstock and energy crops. The U.S. Department of Energy (DOE) has estimated that the U.S. has enough biomass for ethanol conversion to replace more than 30% of its annual transportation fuel needs. The DOE estimates that the U.S. has enough annual biomass to produce about 1.3 billion tons per year, which could yield more than 100 billion gallons of ethanol per year. Commercially practicable exploitation of that biomass requires the use of cellulase and hemicellulase enzymes for the conversion of biomass into fermentable sugars.

We believe the development of alternative fuels such as cellulosic ethanol can reduce the world’s dependence on oil. According to the DOE, ethanol from cellulose produces 85 percent fewer greenhouse gas emissions than gasoline. We have developed enzyme mixtures that successfully convert a number of agricultural biomass feedstocks and energy crops into sugars. We already tested more than 40 different biomass feedstocks and have been successful in biomass conversion to fermentable sugars and at higher yields than previously achieved. We are conducting research and development efforts to bring the cost of enzymes per gallon of ethanol below $0.10, a benchmark that the industry is currently targeting. Thus, depending on the market share and feedstock involved, we believe that the potential for enzymes for the cellulose-to-ethanol market is in the hundreds of millions of dollars, as is the current market for amylases in the corn-to-ethanol conversion market. Leveraging our leadership in enzyme hydrolysis, we are focusing on the development of cost-effective enzyme mixtures and related processing and manufacturing technologies required to economically produce abundant low cost fermentable sugars from agricultural residues and energy crops.

To this end, we are engaged in active discussions with a number of oil, agricultural, chemical and biofuel companies to develop potential collaborative partnerships to assist us in our efforts and/or wherein they may benefit from access to the Dyadic Platform Technology. For example, in October 2006, we entered into a collaborative, non-exclusive relationship with Abengoa Bioenergy R&D, Inc. (“Abengoa”), a subsidiary of Abengoa S.A., the second largest ethanol producer in the world, for the purpose of initiating an R&D program focused on cellulosic ethanol. In particular, under this R&D program, we will apply the Dyadic Platform Technology to develop cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process. For additional information concerning our relationship with Abengoa, please see “Abengoa R&D Agreement” and Note 1, Organization and Operations - Capital Raising Activities, to our consolidated financial statements included elsewhere in this report.

In addition, in January 2007, we announced that that through Dyadic Nederland BV, our subsidiary in Zeist, The Netherlands, we have joined with one of Europe's leading producers of bioethanol, Royal Nedalco, and other partners in R&D projects funded by the Netherlands government to develop technologies to produce ethanol from sugar beet pulp and wheat bran. We expect our share of funding for these types of collaborative government-sponsored research projects to contribute only modestly to our overall R&D budget.

Based on the recent and rapid increase in world interest in bioethanol, in 2006 we began to put significantly more focus on our efforts on our BioEnergy Business and in 2007, we are accelerating our research and development and commercial efforts by opening up and staffing a new R&D center in Davis, California, further staffing and expanding our Dutch research subsidiary Dyadic, Nederland, BV and hiring additional personnel for business development and continuing to build out our infrastructure to accommodate our anticipated research and business collaborations in our BioEnergy business.

Enzyme Business Strategy and Markets

Using the Dyadic Platform Technology, we have been producing enzymes with C1 as well as with our commercially productive strains and fermentation processes of Aspergillus and Trichoderma, in 50,000 and 150,000 liter fermentors for more than a decade. We currently sell more than 55 liquid and dry enzyme products to more than 200 industrial customers in approximately 50 countries and we generated sales of approximately $15.3 million in 2006 from the conduct of the Enzyme Business. Our customers, in turn, use our products as key processing aids to enhance the functionality or durability of their products, to improve production yields and efficiency and/or to realize environmental benefits. For example:

•	the textile industry uses enzymes to soften and fade denim, as well as to reduce pilling and improve smoothness, softness and color brightness of cotton and other cellulosic fabrics;

•
pulp and paper manufacturers are beginning to use specialty enzymes to modify cellulose fibers and reduce chemical consumption, increase plant productivity, and/or reduce energy use as a way to improve operating efficiencies and enhance pulp and paper properties such as strength and brightness; and

•	animal feed producers use biological products to improve the nutritional value of animal feeds and to improve production efficiency.

It is our understanding that the current potential market for biological products in the industrial, chemical and agricultural sectors exceeds $100 billion per year. Depending on the source, estimates of the size of the industrial enzyme market range between $2.0 and $3.6 billion per year.

Using the Dyadic Platform Technology, and capitalizing on our experience in the textile market, our goal for the Enzyme Business is to become a top-tier provider of enzymes to faster growing and more profitable markets, including pulp and paper, animal feed, starch, and food. To accomplish this goal, we intend to:

•	Stabilize sales volume in textiles by developing and introducing new products;

•	Continue to increase the performance and yields of our existing enzyme products to improve their margins and enhance our competitiveness;

•	Discover and develop new, enhanced enzyme products to replace existing products and apply them for new uses in existing and new markets;

•	Undertake required health and safety registration processes for our products where required; and

•	Collaborate with leading companies and selected customers to develop targeted, innovative technology and know-how that can be leveraged across entire industries.

BioPharma Business Strategy and Markets

The goal of our BioPharma Business is to harness the Dyadic Platform Technology to help solve the protein discovery problems in the field of monoclonal antibodies and other therapeutic proteins, as well as protein production problems confronting the global biopharmaceutical industry. For the past six years, we have been developing the Dyadic Platform Technology for this application. Our primary focus has been to expand the application of this technology beyond our Enzyme Business to enable pharmaceutical and biotechnology companies to not only successfully carry out the discovery and development of biopharmaceuticals, but also to manufacture those biopharmaceuticals at economically viable costs. Nonetheless, it is not Dyadic’s strategy to become a pharmaceutical company, but instead, through collaboration and/or licensing arrangements with pharmaceutical companies, enable them to discover and produce low cost biopharmaceuticals.

According to Datamonitor PLC, the market for therapeutic proteins and monoclonal antibodies was estimated to be about $62 billion in 2005 and is expected to grow to about $106 billion by 2010. It is our understanding that roughly one-third of the nearly 500 therapeutic proteins under active development could be targets for expression in a suitable host production organism. To this end, we have used our expertise in recombinant expression in C1 for producing microbial enzymes and applied it directly to producing human gene products in C1. Despite devoting only limited R&D and financial resources, we have been successful in producing a fully biologically active human monoclonal antibody in C1 at more than one gram per liter. We believe that our technology will be useful to enable (through strategic partnership) pharmaceutical companies to conduct novel gene discovery and low cost production of monoclonal antibodies and other proteins.

As human monoclonal antibodies represent the most exciting and largest area of research for the pharmaceutical companies, with more than 350 such compounds in their research pipelines, our initial work has focused on expressing a number of well-known, challenging antibodies in our C1 Production Technology, as well as further validating our C1 HTS Technology by expressing the genes for these antibodies and proteins in microtiter plates, and then screening for and finding the target molecules using our high-speed robotic system which is currently under development. In particular, we expect that our C1 Production Technology will facilitate the production of biopharmaceuticals that might otherwise be shelved, and will enable development of functionally improved drugs using molecular evolution techniques in conjunction with the C1 HTS Technology we are developing.

Currently, most human monoclonal antibodies are produced in mammalian cells, which take a year or more to get stable cell lines and are not amenable to high-speed screening in a robotic set up for finding new and/or improved versions of antibodies and human proteins. We believe that our C1 HTS Technology could thus be at least an intermediate step to speeding up the first phase of the human monoclonal discovery and development process, even in situations where a biopharmaceutical company decides to use a conventional production host, such as CHO cells. We further believe that if the discovery of the new/improved human biotherapeutic were achieved in the C1 HTS Technology, in many cases these companies will use our C1 Production Technology to both avoid delays and expression problems often encountered when the production host is switched, and exploit the low-cost production capabilities of our C1 Production Technology.

History

Dyadic was founded in 1979 and throughout the 1980’s was the leading provider of pumice stones to the denim industry for stone-washing blue jeans. In the mid 1980’s as the industry shifted to the use of enzymes in place of pumice stones to achieve the same effects on the jeans’ fabric, the Company adapted to the shift and initially became a distributor of such enzymes, then later, in the 1990’s became a developer and large scale industrial manufacturer of enzymes for this application. In its efforts to discover a prolific organism to produce enzymes that broke down cotton (cellulose) in blue jeans, in the early 1990’s it discovered the C1 organism. The Company has since been engaged in continuing R&D efforts to further perfect and improve C1 for superior fermentation and genetic properties, which enables it to produce enzymes and other proteins at large industrial scale. Further, the Company has successfully adapted C1 for a variety of additional targeted applications, including bioenergy, textiles, animal feed, pulp & paper, and others.

From 2001 to the present, the Company has raised approximately $60 million of equity capital to fund its growth and expansion into new markets. During this timeframe, the Company also has significantly strengthened its management team, Board of Directors and Scientific Advisory Board and in 2005, the Company’s common stock began trading on the American Stock Exchange. Today, the Company has a global infrastructure comprised of subsidiaries operating in Hong Kong, mainland China, Poland and The Netherlands and an international network of collaborators to assist in the continuing development of the Dyadic Platform Technology.

Merger

Prior to October 2004, the Company was a public reporting company known as CCP Worldwide, Inc. In October 2004, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Dyadic International (USA), Inc., a privately-held Florida corporation (formerly called Dyadic International, Inc.)("Dyadic-Florida") and a wholly-owned subsidiary of the Company formed by it for the purpose of being merged with and into Dyadic-Florida, CCP Worldwide, Inc. (the “Merger”). As a result of the Merger, CCP Acquisition Corp. was merged with and into Dyadic-Florida, all of the stockholders of Dyadic-Florida received, in exchange for all of the outstanding shares of Dyadic-Florida, shares of the Company on a one-for-one basis, making Dyadic-Florida a wholly-owned subsidiary of the Company, the Company changed its name to Dyadic International, Inc., and Dyadic-Florida changed its name to its existing name. For financial accounting purposes the Merger is treated as an acquisition by Dyadic-Florida of CCP Worldwide, Inc.

As part of, and immediately prior to the Merger, the Company disposed of its then only operating subsidiary as part of a Split-Off Agreement between Company, that then only operating subsidiary, and a former member of the Board of Directors of the Company. As a result of the Merger Agreement and the Split-Off Agreement, the only business operations of Dyadic International, Inc., formerly CCP Worldwide, Inc., are the operations of the Dyadic-Florida and its subsidiaries, and the Company’s real estate holding subsidiary, Dyadic Real Estate Holdings, Inc.

Research and Development

Dyadic uses all the classical, molecular and systems biology tools of modern industrial biotechnology and large-scale fermentation, either in-house or through our significant network of collaborators to discover, develop and manufacture commercial quantities of novel products produced by microorganisms (e.g. enzymes). In addition, we have specialized knowledge in the areas of pulp & paper technology, bioenergy, animal feed, textile, chemistry and quality control. Our laboratories are located in Jupiter, Florida; Greensboro, North Carolina; Zeist, The Netherlands; mainland China, and we are in the process of adding a laboratory facility in Davis, California. Our own facilities are supplemented by commercial R&D collaborations with The Scripps Research Institute in Florida, Bio-Technical Resources in Wisconsin, TNO Quality of Life, in Zeist, Netherlands and at Moscow State University in Russia.

Dyadic R&D Activities

Our C1 Production Technology is based on a fungal microorganism called C1, which we believe has superior genetic and fermentation characteristics as compared to other industrial fungi. The C1 strain, originally isolated from soil, has undergone classical mutagenesis resulting in a stable morphological change (mutation) that results in small mycelial fragments in liquid culture. One of the economic benefits of this morphological change is that it enables low viscosity growth in microtiter dishes, shake-flasks and large-scale fermentation (production scale). We have further developed molecular genetics tools that enable high level recombinant gene expression in C1 - from both genes derived from C1 (homologous expression) and genes derived from other organisms (heterologous expression). These molecular genetics tools also have the ability to delete unwanted genes, such as proteases or other enzymes from the C1 background. Further, we have sequenced the genome of C1, which gives us a blueprint of the organism. We believe that this information will be both useful to better manipulate C1 for overall greater economic production of proteins and other biomolecules, as well as, for the discovery of potentially new products.

Our C1 Production Technology also forms the basis for our C1 HTS Technology for the discovery of novel and/or modified genes. We believe that this C1 HTS Technology has advantages over other screening systems in its use of the C1 filamentous Fungus, thereby permitting the efficient expression and screening of eukaryotic genes, and the secretion and glycosylation of their protein products, which other screening systems developed in yeast and bacteria are unable to efficiently perform. The C1 HTS Technology has utility for:

•	Discovery of novel genes;

•	Discovery of molecularly evolved genes resulting in gene products (e.g. enzymes, other proteins) with improved commercial properties;

•	Expression of genes not previously expressed in other expression systems; and

•	Discovery of novel monoclonal antibodies and other pharmaceutical proteins.

In May 2005, we obtained a high quality DNA sequence of the 38 MB in the C1 genome. We identified more than 11,600 genes and found more than 120 carbohydrates that may be relevant as product opportunities in the markets we address. Interestingly, C1 appears to have approximately two times more cellulase and hemicellulase genes (biofuel genes) as compared to other industrial fungi (e.g. Aspergillus and Trichoderma). In addition to potential product opportunities from this genome sequence, the sequence provides a blueprint of the metabolism of C1which may be used to further enhance C1’s potential to make products at low cost. We continue to annotate the C1 genome. The annotated genome will allow identification of key metabolic functions that influence expression of genes, and further will facilitate the use of advanced genetic technologies, e.g. microarrays, to monitor and eventually modify and modulate these functions for optimizing host strain development and expression optimization in those hosts.

Through our R&D we expect to provide unique enzymes to companies in various industries to alleviate production process bottlenecks, high manufacturing costs and envirnmental challenges they often face, as well as to enable manufacturing of many products in their R&D pipelines for which no suitable production processes have yet been found. We also expect that this genome sequence information will allow Dyadic to improve the Dyadic Platform Technology by (i) readily identifying and isolating genes that interfere with high-level expression of proteins and knocking them out and (ii) allowing the identification and improvement of genes and proteins that have a positive impact on gene expression.

On October 26, 2006, we entered into a securities purchase agreement (the “Abengoa Securities Purchase Agreement”) with Abengoa. We also entered into a non-exclusive Research and Development Agreement with Abengoa pertaining to the conduct of an R&D program to be completed over a period of up to three and one-half years, under which we will seek to apply our proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

The R&D Agreement contemplates that we will perform both (i) research of general application to the cellulosic ethanol field furthering our extensive research & development and large-scale manufacturing technologies for producing large volumes of low cost cellulases, xylanases and other hemicellulases and (ii) research of specific applications for the achievement of the goals of Abengoa’s R&D Program to develop an economically viable commercial process for the production of large volumes of effective, low cost enzyme mixtures for the proprietary biomass substrates of specific interest to Abengoa. In general, Dyadic is granted exclusive ownership of all intellectual property it develops in connection with its performance obligation under the R&D Agreement.

Abengoa is considered to be the second largest ethanol producer in the world and a leader in the fields of both corn-derived and cellulose-derived ethanol production. Dyadic’s goal in its collaborative relationship with Abengoa is to leverage the Dyadic Platform Technology to enable commercial development of biomass derived ethanol. The primary goal of the Abengoa R&D Program is the development of large-scale enzyme production systems and manufacturing processes for use in the production of abundant low cost fermentable sugars from biomass, with initial focus on cellulosic ethanol production. Nonetheless, we can offer no assurance that this R&D Program will be successful in achieving this goal. For additional information concerning our relationship with Abengoa, please see “Abengoa R&D Agreement” and Note 1, Organization and Operations - Capital Raising Activities, to our consolidated financial statements included elsewhere in this report.

In January 2007, we announced that that we have joined with one of Europe's leading producers of bioethanol, Royal Nedalco, and other partners in R&D projects funded by the Netherlands government to develop technologies to produce ethanol from sugar beet pulp and wheat bran. Dyadic Nederland BV, our subsidiary in Zeist, The Netherlands, will focus on the development of optimal enzyme preparations for the extraction of sugars from these feedstocks.

Activities of Dyadic R&D Collaborators

For over a decade, we have supplemented our internal R&D capabilities with focused strategic industry collaborations with leading scientific organizations such as Moscow State University, the Russian Academy of Sciences, TNO Quality of Life (The Netherlands) and Bio-Technical Resources (USA), and most recently, The Scripps Research Institute, as well as outsourced R&D and manufacturing relationships via our exclusive agreements and collaborations with Polfa Tarchomin in Europe, which provides low-cost manufacturing capacity, and Martek BioSciences in the U.S. When combined with our internal staff of 14 scientists, we currently have approximately 50 scientists working in laboratories across the globe on a variety of R&D programs for us. The following is a summary description of our main scientific collaborators:

The Scripps Research Institute, Jupiter, Florida and La Jolla, California

In March 2006, we announced the engagement of The Scripps Research Institute to work with Dyadic scientists to provide a comprehensive annotation of the C1 genome. We expect that the annotation will provide tools for identifying and classifying genes, their corresponding proteins, and metabolic pathways in a searchable and user-friendly format. These tools would allow us to identify additional commercial enzyme product leads, including improved cellulases and hemicellulases for use in textile, pulp & paper, food and animal feed applications, and for the production of ethanol from lignocellulosic biomass. Scripps has a host of diverse biotechnologies and we continue to explore other areas for mutual collaboration.

Bio-Technical Resources, Manitowoc, Wisconsin

Bio-Technical Resources (BTR), a division of Arkion Life Sciences LLC, is a contract research organization with expertise in areas of strain and process development for fermentation of microbial products. We have worked with BTR continuously since 1995 on a variety of development programs for the production of several commercial enzyme products, most notably C1, for the commercial scale production of neutral cellulase enzymes. BTR also has worked on the development and commercialization of recombinant cellulase and xylanase enzyme products utilizing the Dyadic Platform Technology.

TNO Quality of Life, Zeist, The Netherlands

TNO Quality of Life, or TNO, is a contract research organization sponsored by the Dutch government and is one of the Institutes comprising the Netherlands Organization for Applied Scientific Research. Since 1998 we have worked with and continue to work with TNO through our wholly owned Dutch subsidiary Dyadic NL on the development of technologies for gene expression and gene discovery. The TNO scientists working with us are widely recognized as leaders in the area of fungal genetics and molecular biology. Thus, we intend to leverage their expertise to continue to optimize our C1 Production Technology to make it more efficient and productive.

Moscow State University, Moscow, Russia

We have had our longest research collaboration with experts in industrial enzymology at Moscow State University (MSU), in the Division of Chemical Enzymology in the Chemical Department, as well as collaborating with microbiology experts at the Russian Academy of Sciences. In 1992, we initiated the development of our first enzyme product, an acid cellulase, which was commercialized in 1994. These collaborators have been instrumental in the discovery of new enzyme products for us and in the detailed characterization and analysis of existing enzyme products.
The R&D efforts conducted in collaboration with MSU over the last decade serve as a significant foundation for our cellulosic ethanol related research.

Dyadic’s Products and Services

BioEnergy Business

We believe that the Dyadic Platform Technology will enable us to offer products that address energy problems more effectively and economically. We have a stable of well characterized fungal strains and enzymes which are directly applicable to the conversion of agricultural residue products, energy crops and forestry industry residues (lignocellulosic substrates) into fermentable sugars, which in turn can be used to produce ethanol and other chemicals. This technology offers a renewable approach to producing biomolecules that have historically been petroleum-derived.

Enzyme Business

Our Enzyme Business addresses major needs in diverse industrial enzyme markets, including textiles, animal feed, pulp and paper, starch, food, beverage and brewing and other markets and has a customer base of approximately 200 customers in approximately 50 countries, including the United States. We sell our enzyme products directly, through our own sales force, and indirectly through distributors. In addition, we sell products through our Asian subsidiary. We have deployed our sales force to effectively target the main markets and customers for our products, including locations in Europe, North America, South and Central America, and North and South Asia. We employ distributors to sell our textile, food and animal feed enzymes, and sell starch and pulp and paper enzymes both directly and through resellers. We also have applications labs in the U.S. and China to conduct customer-specific studies in textiles and pulp and paper to support our sales efforts in those markets.

 Textiles Industry

We offer a wide range of cellulase enzyme products for applications such as:

•	denim finishing where cellulases are used to soften and fade the denim fabric, including Rocksoft ACE series and numerous other Rocksoft series; and

•	biofinishing of cotton and cellulosics using BioACE series, which is a biofinishing process to reduce pilling and improve smoothness, softness and color brightness, and biopolishing.

We have identified, cloned and expressed genes for additional textile products that are in various stages of development, and have also developed several new enzyme formulations that can be used for denim washing. In March of 2007, utilizing our C1 Production Technology, we successfully scaled up and manufactured two new cellulase enzyme products which we expect will generate additional sales. We believe that these new cellulases will provide our customers with better performance characteristics at lower costs with improved profit margins for Dyadic as compared to the existing products we anticipate replacing. We believe that these will increase the competitiveness of our textile product line during 2007 and beyond.

Pulp and Paper Industry

Our experience over the past few years has demonstrated that enzymes offer certain mills within the pulp and paper industry significant processing and environmental benefits. We serve this market by developing, producing and selling cellulase and hemicellulase enzymes that improve the efficiencies of a number of processes within the overall pulp and paper manufacturing process. These include the bleaching of Kraft pulps, the removal of xerographic inks from waste paper during its conversion to recycled paper, and the reduction in the amount of energy used to refine and dry pulp fibers and paper. The latter is particularly important, as we have shown that reduced energy consumption in the drying process can translate to increased production rates. In addition, our products can also enhance several important pulp and paper properties, including strength, brightness, and cleanliness. Our products can be used to treat cellulosic sludge and particles during waste water treatment, thereby helping to reduce the environmental impact of the paper manufacturing process. In summary, we believe that our products offer the pulp and paper producers a new option beyond traditional chemistries such as synthetic polymers and surfactants that are based on petroleum and also near the end of their respective product life cycles.

Dyadic currently offers twelve products in four FibreZyme product lines for commercial use in pulp and paper mills. These product lines include Bio-refining, Bleach Boosting, Deinking and Waste Water Treatment. Currently, the products are being purchased by customers as well as being trialed by new customers in diverse geographical areas, using a variety of manufacturing conditions and materials to make a wide range of pulp and paper products. We believe the wide applicability of our products thus far is an indication that our core technology is, in general, highly suitable for the pulp and paper industry. However, it has also been our experience that, due to the highly variable nature of the feedstocks, operating conditions, and final products encountered in the pulp and paper industry, significant R&D will need to be conducted in order to develop the suite of products necessary to fully penetrate the market.

Animal Feed Industry

Dyadic provides specialty enzymes for customers who process grains such as barley, wheat and rye to produce animal feed. These grains are not totally digested by poultry or livestock but, by adding enzymes to the feed, their digestibility can be improved. As a result, our feed enzymes can be used to allow feed producers to supplement feeds with lower cost raw materials and also to improve the efficiency of existing formulations. The main benefits of supplementing feed with enzymes, as revealed by feed trials carried out to date, are faster growth of the animal, better feed utilization, or feed conversion ratio, more uniform production, better health status and reduced environmental waste.

We make and sell six animal feed products in our GrainGain line of products that are tailored for use with specific types of feed depending on the levels of wheat, barley, and rye used. Registration of these products in various countries is in the early stages and upon completion, is expected to help increase the distribution of our products. Additionally, by conducting R&D with the Dyadic Platform Technology to discover and produce more efficient carbohydrate degrading enzymes, we intend to develop other animal feed products for specific diets in which highly effective enzymes are currently neither commercially available nor provide an improved cost efficacy ratio.

BioPharma Business

We expect our BioPharma Business to generate future revenues by using the Dyadic Platform Technology to enable its business partners to discover new and/or improved genes and successfully make sufficient quantities of promising therapeutic proteins for preclinical and clinical testing, thereby improving prospects for a drug candidate's advancement from discovery through development, accelerating development time and reducing R&D costs. Relationships with business partners will vary, ranging from pure contract research, to collaborations, to strategic business partnerships such as joint ventures and product co-development and co-marketing on a project by project basis.

Manufacturing

We do not own enzyme manufacturing facilities, but instead have employed two contract manufacturers who have produced all of our products for us. Our key contract manufacturer is Polfa Tarchomin, SA, or Polfa, located in Warsaw, Poland, which has been producing commercial enzymes for us continuously, and without interruption, since 2001 under a 10-year contract, which is cancellable under certain circumstances, with several 10-year renewal options exercisable in our discretion. Our second contract manufacturer, Martek BioSciences, has been used by us on a continual basis since 1994 and is currently used by us only on a limited basis; however, we believe that we could produce additional quantities of our enzyme products at Martek Biosciences, if needed.

The Polfa contract manufacturing agreement provides for a tolling fee based upon the actual utilization of fermentation time, and also requires Dyadic-Florida to pay a fixed monthly fee to compensate Polfa for its capital investment in the modernization of the plant and equipment. The initial modernization fee will be fully paid in 2008. We requested that Polfa expand their production capacity to enable us to produce higher volumes of existing and new products. We concluded an agreement in December 2004 with Polfa to provide an additional 50 cubic meters of fermentation capacity and associated recovery capacity with the majority of the capital necessary for this expansion provided by Polfa. The expansion was completed and became fully operational in October 2006.

When combined with our internal staff of four manufacturing personnel, we currently employ, or retain as independent contractors, more than 60 persons to manufacture over 55 different liquid and dry enzyme products, including employees of our Polish subsidiary, whose main responsibility is oversight of Polfa's production, warehousing and shipping of our products.

Competition

BioEnergy Business

The bioenergy field (using biomass as a feedstock) is a new and growing industry. In the bioenergy field we believe that there are relatively few companies offering enzyme hydrolysis solutions for biomass conversion and an even smaller number of companies employing fungal production systems, like Dyadic. In this specialized category there are two large Danish industrial companies, Novozymes A/S and Danisco (which recently purchased Genencor International) and a smaller Canadian company Iogen. Another smaller enzyme company is U.S.-based Diversa, who uses production hosts other than fungi.

Enzyme Business

According to Novozymes, the worldwide market for industrial enzymes is $2.0 billion, while another of our competitors, Diversa Corporation, has sized the combined industrial and specialty enzymes market at approximately $3.6 billion. Our Enzyme Business faces several major competitors in its industry, both on a global and regional basis. Principal global competitors are Novozymes (Danish: all markets), Danisco (Danish: all markets), DSM (Dutch: food and animal feed), AB Enzymes (British: all markets), and BASF (German: animal feed). Together, these four companies control more than 70% of the industrial enzyme market, with Novozymes being the largest enzyme maker having 2006 revenues estimated at over $1.2 billion. Additional competitors are entering the industrial enzyme business, such as Diversa, and others can be expected to enter the market in the future. Other smaller regional producers, located primarily in Japan, India and China, are also participants in this industry and, from time to time, can directly compete with us in those regions. Each of the major competitors, particularly Novozymes and Danisco, currently enjoys competitive advantages associated with their much larger size: developed technologies, more resources, strong distribution systems and dominant market positions.

BioPharma Business

There are many companies, such as DSM, Invitrogen, Danisco, Novozymes, Lonza Biologics, and Crucell, with proprietary protein production systems that compete with our C1 Production Technology. We believe our C1 Production Technology will overcome many of the limitations of the expression systems being used by our competitors and will provide the drug development industry with a superior, low-cost production alternative for human therapeutic and other proteins.

Our C1 HTS Technology will face competition from a large number of technologies in use and under development for the discovery of new genes. In addition to many development stage companies, competitors of our C1 HTS Technology include many well-known companies, such as Novozymes, Diversa, and Maxygen. There are also many companies, such as Diversa, Maxygen, Codexis, which are active in the field of directed evolution and, therefore, have an interest in fungi-based screening systems or other eukaryotic hosts capable of functioning in a high-throughput mode with eukaryotic genes.

Government Regulation

Regulation by the governmental authorities in the United States and other countries is a significant factor in the development, production and marketing of our products.

Products Not Considered Pharmaceuticals

Biologically derived products are regulated in the United States by varying federal agencies based on the application or use of the product.  A product may fall under the jurisdiction of one or many federal agencies at the same time, depending on the proposed use of the product.  The federal Food and Drug Administration (“FDA”) operates under the authority granted by the Federal Food Drug and Cosmetic Act (“FD&C Act”) regulating not only pharmaceutical products, but also foods, food supplements, food additives, food processing aids, animal feed and feed additives, among others.  Another agency, the United States Department of Agriculture (“USDA”), has shared jurisdiction on issues related to food safety, animal feed, biotechnology and crop and livestock directives.  In addition, the federal Environmental Protection Agency (“EPA”) is the agency with jurisdiction over enzyme-based biological products with industrial applications.

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

Intellectual Property

In October 2006, we were granted U.S. patent 7,122,330, “High-Throughput Screening of Expressed DNA Libraries in Filamentous Fungi,” by the U.S. Patent and Trademark Office. This patent grant will expand the patent protection for the C1 HTS Technology and broad claims covering a number of other industrially relevant fungi for applications in cellulosic ethanol and other key markets. We own 4 issued U.S. patents, 28 issued and 2 allowed International patents and 52 U.S. and International filed and pending patent applications which we believe provide broad protection for the Dyadic Platform Technology and their products and commercial applications.

Over the years in which we have been in business, we have also developed trade secrets and know-how involving our industrial enzyme products. Our employment and other agreements with our employees contain provisions that protect and require confidential treatment for our trade secrets and developed inventions.

Employees

As of December 31, 2006, we had approximately 125 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Abengoa R&D Agreement

As reported in our Current Report on Form 8-K dated October 26, 2006, as filed with the Securities and Exchange Commission on November 1, 2006, our R&D Agreement with Abengoa contemplates our conducting R&D activities pertaining to the field of cellulosic ethanol (“CE R&D Activities”) for Abengoa (the “Abengoa R&D Program”), as well as other collaboration partners, as part of our much broader R&D effort in the field of cellulosic ethanol (collectively, the “Master R&D Program”). These CE R&D Activities are of two types: “Foundational R&D” and “Applications R&D.”

An essential component of the R&D Agreement is our entitlement to use Foundational R&D performed in the Master R&D Program, for other collaboration partners, in the Abengoa R&D Program, and vice versa, as well as Applications R&D performed by us for Abengoa. “Foundational R&D” broadly means all technology developed by us out of our conduct of CE R&D Activities, in either R&D program, except to the extent and of our conduct constitutes “Applications R&D.” “Applications R&D” is defined to mean technology developed by us out of our conduct of CE R&D Activities in which the Dyadic technology is used or applied to specific treated or untreated biomass for any customer of Dyadic. The objective of Abengoa’s R&D Program is the development of a cost-effective enzyme production system for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process.

Under the R&D Agreement, Abengoa will furnish to us certain treated “Substrates” (biomass which has been pre-treated by Abengoa’s use of certain technologies which are proprietary to Abengoa). Our objective under the Abengoa R&D Program will be to conduct certain Foundational R&D and Applications R&D with the objective of developing for Abengoa for each of those Substrates an enzyme mixture and related processing technology and manufacturing technology (to the extent accomplished, as to each such Substrate, referred to as the “Custom Enzyme Mixture,” “Custom Processing Technology” and “Custom Manufacturing Technology,” respectively).

Our CE R&D Activities under the Abengoa R&D Program are to be regulated by a “Steering Committee” comprised of key employees of us and Abengoa, as mandated by (i) the R&D Agreement, (ii) the R&D plan specified in the R&D Agreement and (iii) “Statements of Work” to be approved annually by the Steering Committee consistent with the R&D Plan. These CE R&D Activities are to be conducted over an “R&D Spend Measurement Period” beginning with October 26, 2006 (the date of the R&D Agreement), and ending 3 years following the Steering Committee’s approval of the initial Statement of Work for the balance of calendar year 2007. This initial Statement of Work was approved by the Steering Committee in early 2007.

In general, we have been granted exclusive ownership of all intellectual property we develop in connection with our performance of Foundational R&D and Applications R&D. Further, consistent with our “Corporate Partnering Open Access Policy,” in conducting our CE R&D Activities, we are assured of being entitled to a license to any intellectual property of Abengoa that it might furnish to us in connection with our conduct of the Abengoa R&D Program and which we reasonably elect to incorporate into any of our intellectual property, in order that it may be freely licensed to others by us.

If we are not able to successfully develop for Abengoa any Custom Enzyme Mixture and related Custom Processing Technology and Custom Manufacturing Technology for any Substrate furnished to us by Abengoa under the Abengoa R&D Program (collectively, as to each Substrate, the “Applications Technology”), then Abengoa will be granted an option to acquire a non-exclusive license to that Applications Technology from us for a period of ninety (90) days following the completion by Abengoa of verification testing to be concluded by Abengoa within a thirty (30) day period following the date we furnish Abengoa a completed Custom Enzyme Mixture and related Processing Technology and Manufacturing Technology for the applicable Substrate. These non-exclusive license option terms provide for Abengoa’s payment to us of certain license fees, technology transfer fees and royalties.

Subject to regulatory oversight by the Steering Committee, we have assumed the R&D Spending Obligation to spend (or be deemed, under the R&D Agreement, to have spent) not less than $10.0 million over the course of the R&D Spend Measurement Period in the performance of CE R&D Activities (“Applicable R&D Spend”) which is divided into two categories:

(a) Foundational R&D for us, Abengoa and\or any other persons (but not Applications R&D for us or any person other than Abengoa), either under the Abengoa R&D Program or in conjunction with activities conducted by us under the Master R&D Program; and

(b) Applications R&D for the benefit of Abengoa under the R&D Agreement.

In determining the amount of our Applicable R&D Spend, all funds expended by us in connection with Foundational R&D, whether it is conducted as part of the Abengoa R&D Program or whether it is being conducted for us or under the Master R&D Program, are included in the Applicable R&D Spend, subject only to the requirement that such Foundational R&D was approved by the Steering Committee. Further, in calculating the Applicable R&D Spend, we will be credited with spending a fixed per “full time equivalent” (“FTE”) scientist dollar rate for all FTE’s performing CE R&D Activities which is materially greater than our anticipated actual out-of-pocket costs of employing those FTE’s.

For further information regarding our relationship with Abengoa, please see Note 1. Organization and Operations - Capital Raising Activities, to our consolidated financial statements included elsewhere herein.

Investor Information

You can learn more about the Company by visiting our website at www.Dyadic.com. Information on the website is neither incorporated into, nor a part of this report. We encourage you to read this and other reports filed by the Company with the Securities and Exchange Commission. Dyadic will provide you with a copy of any or all of these reports (except exhibits) at no charge. You may read and copy any reports, statements or other information that we file at the SEC’s public reference facility at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the public reference facilities. The SEC maintains a web site, http://www.sec.gov., that contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including the Company. The Company’s SEC filings are also available to the public from commercial document retrieval services.

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

The combination of the reliance by all of our business units upon the expansion of the capabilities of our C1 Production Technology and the early-stage, developmental nature of our BioPharma Business and our BioEnergy Business requires that Dyadic be characterized as an early-stage company. Our conduct of the BioPharma Business and our commercialization of our BioEnergy Business, in particular, are subject to the risks customarily attending the operations of any early-stage company, including the risks of failure associated with the development of new technologies and products, the successful assembly and development of production and R&D capabilities, the effective construction of channels of distribution and the management of growth, as discussed in the following risk factors.

We have a history of net losses, and may not achieve or maintain profitability.

We have an accumulated deficit of approximately $44.8 million at December 31, 2006. Because we accelerated our R&D activities and expanded both our sales and marketing and technical support staffs, we have experienced increased levels of net losses and negative cash flow. Whether we achieve profitability, and the size of our net losses prior to that time, will depend, in large part, on the rate of growth, if any, of our Enzyme Business, whether our BioPharma Business is able to generate contract sales or other sales, whether our BioEnergy Business can commercialize enzymes for its market, on our ability to enter into additional research or commercial relationships such as those relationships we have entered into with Abengoa and Royal Nedalco and on the level of our expenses. To date, we have derived almost 100% of our sales from the operations of our Enzyme Business. We do not anticipate material sales from the operation of the BioPharma Business sooner than 2008 or later. We anticipate revenues from our BioEnergy Business, but how much will depend almost entirely on our ability to secure collaborations with other companies in arrangements like the arrangements with Abengoa and Royal Nedalco. Our Enzyme Business may not be able to penetrate new markets or enjoy the improved profit margins we anticipate, which could materially adversely impact that business’s growth potential and profitability. Sales from our BioPharma Business are uncertain because our ability to secure future collaboration agreements will depend upon the ability of the BioPharma Business to perfect the Dyadic Platform Technology to address the needs of the pharmaceutical and biotech industries. Similarly, the ability of our BioEnergy Business to successfully commercial enzyme products is uncertain. We expect to spend significant amounts to fund R&D and enhance our core technologies used in all three Businesses. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, that we will need to generate significant additional sales to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We could fail to manage our growth, which would impair our business.

Our business plan contemplates that we will grow at a rapid rate. It is difficult to manage growth, and our future success depends on our ability to efficiently and effectively implement:

•	research and product development programs which overcome scientific challenges and develop new products and processes;

•	sales, marketing, technical service and customer support programs;

•	operational and financial control systems; and

•	recruiting and training programs.

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

The future success of our Enzyme Business will depend greatly on our ability to continuously and timely develop and introduce new products that address evolving market requirements and are attractive to customers. We are relying on our C1 Production Technology and our other proprietary technologies to expand the product line of our Enzyme Business and improve our gross margins on those products. If we fail to introduce new and innovative products, we could fail to obtain an adequate return on our R&D investments and could lose market share to our competitors, which might be difficult or impossible to regain. Any inability, for technological or other reasons, to develop successfully and introduce new products could reduce our growth rate or otherwise damage our business.

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

Our manufacturing capabilities, and any current or future arrangements with third parties for these activities, may not be adequate for the successful commercialization of our industrial enzyme products. In the operation of the Enzyme Business, all of our industrial enzymes have over the past decade, and are expected over the foreseeable future to be, produced at the manufacturing facilities of one or more contract manufacturers. As a result, we are dependent upon the performance and plant capacity of third-party manufacturers. Though we formerly used two contract manufacturers, we let our agreement with one of those contract manufacturers expire and now only use it on a highly limited basis. Our Enzyme Business, therefore, faces risks of difficulties with, and interruptions in, performance by the one contract manufacturer we are currently using of its manufacturing responsibilities, the occurrence of which could adversely impact the availability, launch and/or sales of our products in the future. While our principal contract manufacturer, Polfa Tarchomin, S.A. (“Polfa”), which has been producing a number of our products since 2001 without interruption, completed the expansion of its capacity with an additional 50 cubic meters of fermentation capacity and associated recovery capacity in October 2006, there can be no assurance that Polfa will be able to maintain its capacity commitments to Dyadic in the future without additional Dyadic financial commitments to Polfa.

Should we require additional capacity in the future, and if Polfa cannot obtain the funding necessary to provide the needed capital to honor its obligation to us under its Manufacturing Agreement with us, our ability to meet our production requirements would be negatively affected, thereby negatively affecting our financial position, results of operations and cash flows. In such an event, the Company would have to locate additional capacity with either Martek Biosciences or another contract manufacturing facility. The Company believes it has these resources available if needed, to support any additional production needs. Although we feel there are other alternatives, the fact that the majority of our production requirements will be satisfied by the single manufacturing facility operated by our Polish contract manufacturer does leave us vulnerable to a failure of performance by it.

Regulations may limit or impair our ability to sell genetically engineered products in the future.

We develop enzyme products using both non-genetically engineered microorganisms, as well as those that have undergone some degree of genetic modification.  Products derived from genetically modified organisms (“GMOs”), are subject to regulation by federal, state, local and foreign government agencies. These agencies administering existing or future applicable regulation or legislation may not allow us to produce and market our products derived from GMOs in a timely manner or under technically or commercially feasible conditions.

In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.  The U.S. Food and Drug Administration, or FDA, currently applies the same regulatory standards to products made through genetic engineering as those applied to products developed through traditional methodologies. Depending on a product's application and regardless of its GMO status, it may be subject to lengthy FDA reviews and unfavorable FDA determinations if there are safety concerns or if the FDA changes its current regulatory policy.  The European Union, or the EU, has regulations regarding the development, production and marketing of products from GMOs which are generally more restrictive than present U.S. regulations.  For example, among other requirements, EU animal feed registration requires in-vivo efficacy testing, as well as toxicological testing of all enzyme products, including products from non-GMO microorganisms.  The regulatory agencies administering these and future regulations may hinder our ability to produce and bring to market some of our enzyme products in a timely manner or under technically or commercially feasible conditions.

Risks Specific to Our BioPharma Business

We may fail to commercialize the Dyadic Platform Technology for the expression of therapeutic proteins.

Although our Enzyme Business has developed and sold industrial enzyme products and has used our C1 Production Technology to develop such products, our BioPharma Business has not yet completed commercialization of our C1 Production Technology for the expression of therapeutic proteins. If our BioPharma Business fails to do this, we may be forced to terminate the BioPharma Business’s operations and liquidate it.

Our BioPharma Business must be evaluated as having the same risks as those inherent in early-stage biotechnology companies because the application of our C1 Production Technology to the expression of pre-clinical and clinical quantities of therapeutic proteins is still in development. We may not be able to successfully harness the C1 Production Technology to achieve those objectives. Further, we may not be able to expand the capabilities of the C1 Production Technology to produce commercial volumes of therapeutic proteins at reasonable costs. Also, we may not ever be able to successfully complete development of our fungal high throughput system. And, even if the BioPharma Business is able to achieve any of those accomplishments, we may not be able to successfully develop the C1 HTS Technology to serve the functions of gene discovery or the development of new and/or improved protein drugs. Successful development of the Dyadic Platform Technology for these purposes will require significant development and investment, including testing, to prove its efficacy and cost-effectiveness. To date, drug companies have developed and commercialized only a small number of gene-based products in comparison to the total number of drug molecules available in the marketplace. In this regard, we are heavily dependent upon our use of third-party research organizations to assist us in the development of the Dyadic Platform Technology. In general, our experience has been that each step in the process has taken longer and cost more to accomplish then we had originally projected, and we anticipate that this is likely to remain the case with respect to our BioPharma Business’ continuing development efforts.

Commercialization of the Dyadic Platform Technology for therapeutic proteins depends on collaborations.

Commercialization of the Dyadic Platform Technology by our BioPharma Business depends on collaborations with other parties. If we are not able to find collaborators in the future, the BioPharma Business may not be able to develop the Dyadic Platform Technology for therapeutic protein products. Further, our business model relies on a revenue stream derived from collaboration projects to be conducted with our customers to express laboratory-testing quantities of therapeutic proteins. A large portion of the anticipated financial reward depends on those therapeutic proteins progressing through drug development and into commercially successful drugs. Apart from risks relating to whether our BioPharma Business can capture such customers, or capture them on satisfactory terms, we will have no control over post-collaboration project drug development and commercialization. Further, conflicts could arise between us and our customers or among them and third parties that could discourage or impede the activities of our BioPharma Business.

Since we do not currently possess the financial resources necessary to develop and commercialize potential drug products that may result from the Dyadic Platform Technology, or the resources to complete any approval processes which may be required for these products, we must enter into collaborative arrangements to develop and commercialize drug products. It is expected that these arrangements will be for fixed terms and will expire after a fixed period of time. If they are not renewed or if we do not enter into new collaborative agreements, our sales will be reduced and our products may not be commercialized.

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

Because these products involve the application of new technologies and may be based upon new therapeutic approaches, they may be subject to substantial review by government regulatory authorities and, government regulatory authorities may grant regulatory approvals more slowly for these products than for products using more conventional technologies. While we anticipate that most of our collaborators will have experience submitting an application to the FDA or any other regulatory authority, we have no such experience, and neither we nor any collaborator has yet submitted an application with the FDA or any other regulatory authority for any product candidate generated through the use of our C1 Production Technology, nor has the FDA nor any other regulatory authority approved any therapeutic product candidate developed using our C1 Production Technology for commercialization in the United States or elsewhere. Our collaborators may not be able to conduct clinical testing or obtain the necessary approvals from the FDA or other regulatory authorities for our products. The regulatory agencies of foreign governments must also approve our therapeutic products before the products can be sold in those other countries.

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

The Dyadic Platform Technology is being developed to assist our customers or collaborators in the development of future therapeutic products, including pharmaceutical products. The ability of our collaborators to commercialize pharmaceutical products developed with the Dyadic Platform Technology may depend in part on the extent to which reimbursement for the cost of those products will be available from government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging prices of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available for any product to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

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

Our C1 Production Technology has been tested for use in pulp and paper production, which requires FDA approval as generally regarded as safe, or GRAS, and has generated promising safety and toxicity data for one enzyme. A risk nonetheless exists that the C1 Production Technology will produce therapeutic products and enzymes that have safety and toxicity issues associated with them.

We believe our determination of the genome sequence of C1 could help to mitigate our risk that there are unexpected safety and toxicity issues associated with our C1 Production Technology and facilitate our ability to find and express new genes of bio-therapeutic and other commercial value. However, there can be no assurance that annotation of C1will be fully or adequately completed, and until it is successfully completed, we are at a distinct competitive disadvantage to some of our competitors, whose host organisms have been more thoroughly researched and whose genomes have been fully annotated.

Risks Specific to the Our BioEnergy Products

We may fail to develop commercially viable enzymes to convert sugar into ethanol.

Although we have developed enzymes using our C1 Production Technology that do, in fact, convert biomass into sugar that can then be fermented into ethanol, we are still working on developing those enzymes into commercially viable products for the ethanol marketplace. If our BioEnergy Business fails to do this, we may be forced to terminate the BioEnergy Business’s operations and liquidate it. Our C1 HTS Technology is still under development and if or how useful it will be in accelerating the development of identifying, evaluating and developing new and better enzymes that can be produced using our C1 Production Technology or other proprietary technologies is yet to be proven.

Our BioEnergy Business must be evaluated as having the same risks as those inherent in early-stage biotechnology companies because our enzymes for this application are still in development to achieve required cost-efficiencies. We may not be able to successfully develop cost-efficient enzymes. Further, we may be able to develop commercially viable enzymes for only some of the alternative types of biomass, and these may not be the ones with the greatest market potential. Successful development of the Dyadic Platform Technology to discover, develop and produce commercially viable enzymes for the cellulosic ethanol market will require significant development and investment, including testing, to prove its efficacy and cost-effectiveness. In this regard, we are heavily dependent upon our use of third-party research organizations to assist us in the development of the Dyadic Platform Technology. In general, our experience has been that each step in the process has taken longer and cost more to accomplish then we had originally projected, and we anticipate that this is likely to remain the case with respect to our BioEnergy Business’ continuing development efforts.

Commercialization of BioEnergy Products depends on collaborative partnerships.

Because we do not have the manufacturing infrastructure and financial resources to develop large scale-enzyme production and manufacturing processes for the commercialization of our BioEnergy products, our ability to commercialize those products will depend on our entering into collaborative partnerships like our recent one with Abengoa Bioenergy R&D, Inc. and Royal Nedalco. We are in discussions with and are considering additional collaborative partnerships, though there is no assurance that we will able to complete any additional ones on terms acceptable to us or at all.

Commercialization of Cellulosic Ethanol may not be feasible.

Although cellulosic ethanol should reduce the United States' and other countries’ dependence on imported oil, increase its energy security and reduce its trade deficit, commercialization of cellulosic ethanol in the United States or elsewhere may not be feasible for a variety of reasons.  Among others, to date there has been a lack of significant private and government funding for research and development in conversion and processing technologies, as well as for the development of biorefineries. Furthermore, there has been to date very little, if any, well directed public policies emphasizing investment and providing incentives for the commercialization and transition to cellulosic ethanol. The current United States Presidential administration has recently been publicizing the benefits of cellulosic ethanol, though it remains to be seen whether or not such publicity will engender significant government funding and economic incentives to mitigate some of the foregoing barriers to commercialization of cellulosic ethanol.  Our recent collaborative partnership with Abengoa Bioenergy R&D, Inc. and Royal Nedalco may suggest that these barriers are surmountable, although there are no assurances in this regard and there are a variety of risks that may not be directly or indirectly under our control.

Further, substantial development of infrastructure will be required by persons or entities outside of our control for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to, additional rail capacity, additional storage facilities for ethanol, increases in truck fleets capable of transporting ethanol within localized markets, expansion of refining and blending facilities to handle ethanol, and growth in the fleet of vehicles capable of using E85 (85% ethanol) fuel. Substantial investments required for infrastructure changes and expansions may not be made or may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could harm demand or prices for our enzyme products, impose additional costs on us or otherwise have a material adverse effect on the results of our operations of financial position.

If the expected increase in ethanol demand does not occur, or if ethanol demand decreases, there may be excess capacity in the ethanol industry which would likely diminish demand for services and products from our BioEnergy Business.

Domestic ethanol production capacity has increased steadily from an annualized rate of 1.7 billion gallons per year in January of 1999 to 5.5 billion gallons per year in December 2006 according to the Renewable Fuels Association. In addition, there is a significant amount of capacity being added to the ethanol industry.  It is believed that approximately 4.6 billion gallons per year of production capacity is currently under construction. This capacity is being added to address anticipated increases in demand.  However, demand for ethanol may not increase as quickly as expected, or at all.  Demand could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage capabilities.  Significant diminished demand for ethanol, for any reason whatsoever, would likely diminish the demand for services and products from our BioEnergy Business.

The United States Ethanol Industry is highly dependent upon a myriad of federal and state legislation and regulations and any changes in such legislation or regulation could materially and adversely affect the demand for the Services and Products of our BioEnergy Business.

The United States Ethanol Industry is highly dependent upon a myriad of federal and state legislation and regulations.  Any changes in such legislation or regulation could materially and adversely affect the demand for our BioEnergy Products. For example, under the Energy Policy Act of 2005, the U.S. Department of Energy, in consultation with the U.S. Secretary of Agriculture and the U.S. Secretary of Energy, may waive the Renewable Fuels Standard, or RFS, mandate with respect to one or more states if the Administrator determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the United States, or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states or with respect to 2006 would adversely offset demand for ethanol and, thus, diminish demand for our services and products in our BioEnergy Business.

The market price of ethanol is volatile and subject to significant fluctuations, which may cause our profitability from the production of cellulosic ethanol to fluctuate significantly.

The market price of ethanol is dependent upon many factors, including the price of gasoline, which is in turn dependent upon the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, Nigeria, Venezuela, the former U.S.S.R. and other countries and regions. The industrialized world depends critically upon oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. In recent years, the prices of gasoline, petroleum and ethanol have all reached historically unprecedented high levels. If the prices of gasoline and petroleum decline, we believe that the demand for and price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

Risks Applicable to Our Enzyme Business, BioPharma Business and BioEnergy Products

Alternative technologies may diminish the need for producing some enzymes the way we do.

Many of our enzyme products are produced in fermenters. Some of the product segments we hope to serve may not find it efficient to use the fermenter processes we employ. For example, bio-ethanol and other bio-fuels production represents a considerable market opportunity for enzymes comprising BioEnergy Products. However, research being conducted within the auspices of major seed producers, U.S. federal government and corn growers association may supplant the need for enzymes produced in fermenters, which is the enzyme production process we currently use.

Reductions in R&D budgets may affect the sales of our Businesses.

Our customers include researchers at customers of our Enzyme Business, potential drug company customers of our BioPharma Business and potential energy companies for our BioEnergy Products. Fluctuations in the R&D budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, consolidation in the pharmaceutical and energy industries, spending priorities and institutional budgetary policies. Our Businesses could be seriously damaged by any significant decrease in life sciences and/or renewable fuels R&D expenditures by these existing and potential customers, academic institutions, government laboratories or private foundations.

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

We will either commercialize products resulting from our proprietary programs directly or through licensing to other companies. We have limited experience in manufacturing and marketing products for the pharmaceutical, biotechnology and energy industries. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to market and sell these products. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite marketing and sales capabilities. If we are unable to successfully commercialize products resulting from our proprietary research efforts, we will continue to incur losses.

Public views on ethical and social issues may limit use of our technologies and reduce our sales.

Our success will depend in part upon our ability to develop products discovered through the Dyadic Platform Technology. Governmental authorities could, for social or other purposes, limit the use of genetic processes or prohibit the practice of the Dyadic Platform Technology. Ethical and other concerns about the Dyadic Platform Technology, particularly the use of genes from nature for commercial purposes, and products resulting there from, could adversely affect their market acceptance.

If the public does not accept genetically engineered products, our product demand could decline.

The commercial success of our potential products will depend in part on public acceptance of the use of genetically engineered products including drugs, plants and plant products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Our genetically engineered products may not gain public acceptance in the various industrial, pharmaceutical, biotechnology or energy industries. Negative public reaction to genetically modified organisms and products could result in greater government regulation of genetic research and resultant products, including stricter labeling laws or regulations, and could cause a decrease in the demand for our products.

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

Any products that we develop through the Dyadic Platform Technology and our other proprietary technologies will compete in highly competitive markets. Many of the organizations competing with us in the markets for such products have greater capital resources, R&D and marketing staffs and facilities and capabilities, and greater experience in obtaining regulatory approvals, manufacturing products and marketing. Accordingly, our competitors may be able to develop technologies and products more easily which would render our technologies and products and those of our collaborators obsolete and noncompetitive. If a competitor develops superior technology or cost-effective alternatives to our products or processes, our business, operating results and financial condition could be seriously harmed. In addition, demand for our products may weaken due to reduction in R&D budgets or loss of distributors, any of which might have an adverse effect on our financial condition.

The markets for our Enzyme Business’s products are, in many cases, very competitive and price sensitive. Our Enzyme Business currently competes with five much larger competitors, each with dominant market positions in segments in which we compete and who, as a group, hold approximately 70% market share in the present industrial enzymes marketplace. Each of these competitors has substantially greater financial, operational, sales and marketing resources than we do and very significant experience in R&D. Further, these competitors may possess other complementary technologies, such as proprietary directed molecular evolution technology, which may be more effective at implementing their technologies to develop commercial products than our complementary technologies implement the Dyadic Platform Technology. Also, some of these competitors have entered into collaborations with leading companies within our Enzyme Business’s target markets to produce enzymes for commercial purposes.

Well-known, and better financed, biotechnology companies offer competing technologies for the same products and services as our BioPharma Business plans to offer using the Dyadic Platform Technology. Customers may prefer existing competing technologies over the Dyadic Platform Technology. Our BioPharma Business also faces, and will continue to face, intense competition from organizations such as large biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies to enable production of therapeutic and other proteins and bio-molecules of commercial interest at economically viable costs. These organizations may develop technologies that are superior alternatives to the Dyadic Platform Technology. We anticipate that our BioPharma Business will face increased competition as new companies enter our markets and as development of biological products evolves.

Similarly, well-known, and better financed, biotechnology companies offer competing technologies for the same products and services as our BioEnergy Business plans to offer using the Dyadic Platform Technology and our other proprietary technologies. As with the BioPharma Business, prospective customers of the BioEnergy Business may prefer existing competing technologies over the Dyadic Platform Technology and our other proprietary technologies. Our BioEnergy Business also faces, and will continue to face, intense competition from organizations such as large biotechnology companies, as well as academic and research institutions and government agencies that are pursuing competing technologies to enable production of cellulosic ethanol at economically viable costs. These organizations may develop technologies that are superior alternatives to the Dyadic Platform Technology and our other proprietary technologies. We anticipate that our BioEnergy Business will face increased competition as new companies enter our markets and as development of biological products evolves.

We may need additional capital in the future.

Our future capital requirements may be substantial, particularly as we continue to develop the Dyadic Platform Technology and our other proprietary technologies to commercialize BioEnergy Products and if completion of the development of our C1 Production Technology for our BioPharma Business takes longer or requires greater resources than we had expected, if we continue to develop the C1 Production Technology to expand its production capabilities to manufacture commercial volumes of therapeutic proteins, if we continue to develop a C1 HTS Technology, or if our BioPharma Business develops a number of therapeutic products. Although we believe that we have sufficient cash on hand to fund our operations and meet our obligations through December 31, 2008, our need for additional capital will depend on many factors, including the financial success of our Enzyme Business, whether we are successful in obtaining payments from BioPharma Business customers under collaborative agreements, whether we are successful in our R&D efforts with Abengoa Bioenergy R&D, Inc. and Royal Nedalco, whether we can enter into additional collaborative partnerships for commercialization of our BioEnergy Products, the progress and scope of our collaborative and independent R&D projects performed by our customers and collaboration partners, the effect of any acquisitions of other businesses that we may make in the future, and the filing, prosecution and enforcement of patent claims.

If our capital resources are insufficient to meet our capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. If future raises of funds do occur, they may cause dilution to our existing stockholders. We may not be able to raise additional funds on terms that are acceptable to us or on any terms whatsoever, or we may be unable to raise sufficient additional capital. If we fail to raise sufficient funds, and our Enzyme Business is unable to generate sufficient levels of profitability, we may have to curtail or cease, or dispose of, one or more of our operations.

We will need to expand our existing marketing and sales resources.

While we have recently expanded our marketing and sales functions, each of our Enzyme Business, BioPharma Business and BioEnergy Business will need to continue to expand them to achieve our contemplated annual rates of growth and to successfully market the Dyadic Platform Technology. Currently, we rely primarily on our direct sales force for the United States market and contract with professional sales agents and distributors for the international market, including two controlled foreign subsidiaries. Direct salespeople are our employees and are paid a salary plus commissions on sales they make within their assigned territories. Contracted sales agents are paid a base rate of compensation plus commissions on sales they make within their assigned territories. Distributors purchase products from us and then resell our products and services to third parties. Our officers and employees develop and implement our marketing strategy, although we do periodically engage non-employee consultants, acting as independent contractors, to assist us in these efforts.

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

Our directors and senior officers require that we maintain directors and officers insurance at levels comparable to those of similar sized public companies. We have purchased such directors’ and officers’ liability insurance. Our efforts to recruit additional directors could be impeded if the amount of insurance coverage is viewed to be insufficient. Further, if we are unable to provide adequate compensation or are unable to maintain sufficient directors’ and officers’ insurance coverage, we may not be able to attract or retain key personnel.

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

In October 2006, we were granted U.S. patent 7,122,330, "High-Throughput Screening of Expressed DNA Libraries in Filamentous Fungi," by the U.S. Patent and Trademark Office. This patent grant will expand the patent protection for the C1 HTS Technology and broad claims covering a number of other industrially relevant fungi for applications in cellulosic ethanol and other key markets. We hold 4 issued U.S. patents and 28 issued and 2 allowed international patents, including claims that cover the Dyadic Platform Technology and 52 U.S. and international filed and pending patent applications which we believe provide broad protection for the Dyadic Platform Technology and its products and commercial applications. However, the patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend to apply for patents covering both our technologies and products as we deem appropriate. However, existing and future patent applications may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages.

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

Our commercial success depends in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that we may wish to utilize with the Dyadic Platform Technology or products or systems that are similar to products developed with the use of it. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party.

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

Further, the taxonomic classification of C1 was determined using classical morphological methods.  More modern taxonomic classification methods indicate that our C1 host organism will be reclassified as a different genus and species. With the genomic sequence and the partial annotation of the C1 genome to date, we are in the process of determining with higher certainty the most likely genus and species of the C1 host organism. Some of the possible species that the C1 host could be reclassified as could be the subject of patent rights owned by others.  We believe, based on our evaluation of the relevant field of science and our discussions with our consulting professionals, that any such patent rights would be invalid, and were litigation over the issue to ensue, we believe we should prevail.  If we did not prevail, to settle any such litigation or pre-litigation claims, we could be required to enter into a cross-licensing arrangement, pay royalties or be forced to stop commercialization of some of our activities.

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

International sales accounted for approximately 90% and 91% of our net sales in 2006 and 2005, respectively. Our key international markets are the European Union, Hong Kong, the Peoples Republic of China and India. Our international sales are made through international distributors and their wholly owned subsidiaries, including our Asian subsidiary, and direct to end-user plants with payments to us, in many cases, denominated in currencies other than U.S. dollars. In the conduct of our business, in a number of instances, we are required to pay our obligations in currencies other than U.S. dollars. Accordingly, we are exposed to changes in currency exchange rates with respect to our international sales and payment obligations. We incurred currency gains of $28,704 and $16,785 for the years ended December 31, 2006 and 2005, respectively.

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

In 2006, there was one customer that accounted for approximately 10% of net sales while in 2005 there were two customers that accounted for approximately 10% each of net sales. There were two customers in 2006 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 17%, and 6%, respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

Risks Related to Our Common Stock

Securities of Biotechnology companies are often volatile.

The trading prices of biotechnology company stocks in general tend to experience extreme price fluctuations. The valuations of many biotechnology companies without consistent product sales and earnings are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as war, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to factors including, but not limited to, the following:

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the biotechnology industry;

•	changes in the market valuations of other biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments in patent or other proprietary rights held by us or by others;

•	loss or expiration of our intellectual property rights;

•	lawsuits initiated by or against us;

•	period-to-period fluctuations in our operating results;

•	future royalties from product sales, if any, by our strategic partners; and

•	sales of our common stock or other securities in the open market.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors which could cause our operating results to fluctuate include:

•	expiration of research contracts with collaborators, which may not be renewed or replaced;

•	the success rate of our discovery efforts leading to milestones and royalties;

•	the timing and willingness of collaborators to commercialize our products which would result in royalties;

•	general and industry specific economic conditions, which may affect our collaborators’ R&D expenditures;

•	the adoption and acceptance of our industrial enzymes and other products by customers of our Enzyme Business;

•	the adoption and acceptance of the Dyadic Platform Technology by bioenergy, biotechnology and pharmaceutical companies being marketed by our BioEnergy, Enzyme and BioPharma Businesses;

•	the introduction by our competitors of new industrial enzyme products or lower prices of existing products to our Enzyme Business’s customers;

•	the addition or loss of one or more collaborative partners to commercialize our the products of our BioEnergy Business;

•	the introduction by our competitors of new expression technologies competitive with our C1 Production Technology and new screening technologies competitive with our C1 HTS Technology; and

•	disruption in our manufacturing capacity or our failure to bring on additional manufacturing capacity required to meet our projected growth.

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

We have controlling stockholders.

Our officers, directors and principal stockholders together control approximately 35.4% of our outstanding common stock as of March 28, 2007. Our founder and chief executive officer, Mark Emalfarb, through a trust of which he is the trustee and beneficiary, the Mark A. Emalfarb Trust, owns approximately 19.5% of our outstanding common stock as of March 28, 2007. Further, the Francisco Trust, whose beneficiaries are the spouse and descendants of Mark Emalfarb, owns approximately 15.9% of our outstanding common stock as of March 28, 2007, while friends and relatives of Mr. Emalfarb, who are not officers, directors, or principal stockholders, own approximately an additional 5% of our outstanding common stock as of March 28, 2007. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our shares, even when a change may be in the best interests of all stockholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

We are indebted to our largest stockholders.

As of December 31, 2006, we owed the Mark A. Emalfarb Trust indebtedness of approximately $2.4 million under a bridge loan. All of our assets are mortgaged or pledged to secure the bridge loan owed to the Mark A. Emalfarb Trust. If we were unable to generate sufficient cash flow or otherwise obtain funds necessary to pay this indebtedness when due, we would be in default, and this debt holder would have the right to foreclose on its liens and security interests that secure the defaulted debt. Further, not only is this indebtedness evidenced by a promissory note that is transferable by its holder, but we could decide to refinance this indebtedness through similar secured borrowings from banks or other commercial lenders. Any transferee or new lender, no longer constrained by the stockholder interests of the Mark A. Emalfarb Trust, may not have the same attitude about any failure on our part to meet our binding repayment obligations as the Mark A. Emalfarb Trust.

We are exposed to potential risks resulting from new requirements that we evaluate financial reporting controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls over financial reporting, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective no earlier than for our fiscal year ending December 31, 2007.

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

Future sales of shares of our common stock may negatively affect our stock price.

As of March 28, 2007, there were 29,939,375 shares of our common stock outstanding. Approximately 35.4% of these shares are beneficially owned by our executive officers, directors and principal stockholders. Accordingly, our common stock has a relatively small public float.

As a result of our relatively small public float, sales of substantial amounts of shares of our common stock, or even the potential for such sales, may materially and adversely affect prevailing market prices for our common stock. In addition, any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s corporate headquarters are located at 140 Intracoastal Pointe Drive, Suite 404, Jupiter, Florida, in approximately 8,500 square feet of space occupied under a lease with a monthly rental rate of $15,550 that expires on December 31, 2007. The lease includes an option to extend for a two-year period, which must be exercised by July 1, 2007.

In May 2005, the Company purchased an undeveloped 1.13 acre parcel of land (the “Site”) pursuant to a real estate purchase contract with F&C Holdings, LLC (“Holdings”) dated July 31, 2004 (the “Commercial Land Purchase And Sale Agreement”) (see Note 10 to our consolidated financial statements). The Company formed Dyadic Real Estate Holdings, Inc., a Florida corporation and wholly-owned subsidiary in May 2005, to which it has assigned the Commercial Land Purchase and Sale Agreement and the Site. The Site, which is in a planned community known as "Abacoa" is located in the Town of Jupiter, Florida (the “Town”). The Company has obtained final approval from the Town of Jupiter to construct an approximately 40,000 square foot commercial office biotech research and development building.

The Commercial Land Purchase and Sale Agreement obligates Dyadic to commence development of the Site within two (2) years following the closing date. During this two-year period, Dyadic is prohibited from re-transferring the Site to any other person other than (i) in connection with a sale of Dyadic, (ii) to an affiliate or (iii) with the approval of Dyadic's Board of Directors (a majority of its independent directors), to the Francisco Trust, the Mark A. Emalfarb Trust and/or any entity that is controlled, directly or indirectly, by Mark A. Emalfarb and/or his family members. It is not the Company’s intention to use its own funds to develop this Site, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. There can be no assurance, however, that any joint venture or other arrangements will occur within the prescribed timeframe.

If after the two-year commencement period, Dyadic has not commenced development of the Site, then at the election of Holdings, in exchange for a reconveyance Deed, it must pay to Dyadic a "Reconveyance Purchase Price" equal to the greater of the following: (i) $1.0 million or (ii) the "Market Value" of the shares of the Company's common stock, as defined, determined as of the date of the reconveyance notice from Holdings. The Reconveyance Purchase Price can be paid in all cash, or return of all the shares of the Company's common stock to the Company so long as the Market Value of the shares of the Company's common stock is greater than or equal to $1.0 million, or by combination of shares of the Company's common stock and cash, as determined in the sole and absolute discretion of Holdings. The Company is currently assessing its alternatives for development of the Site.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of March 28, 2007, there were 29,939,375 shares of Dyadic common stock outstanding (including 19,698 shares held in escrow), with approximately 144 stockholders of record. The Company’s common stock was traded on the OTC Bulletin Board System (OTCBB) for the period October 29, 2004 through May 26, 2005. Since May 27, 2005, the Company’s common stock has been trading on the American Stock Exchange under the symbol DIL. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

The following table sets forth the high and low bids for Dyadic common stock for the quarterly periods for the years ended December 31, 2006 and 2005 as reported by the OTCBB for the period January 1, 2005 through May 26, 2005 and as reported by the American Stock Exchange for the period from May 27, 2005 through December 31, 2006:

Quarter Ended	2006 Sales Price		2005 Sales Price
	High	Low	High	Low
March 31	$5.10	$1.53	$6.50	$2.75
June 30	$9.06	$3.89	$3.05	$2.25
September 30	$7.10	$4.05	$2.80	$1.87
December 31	$6.93	$3.65	$3.23	$1.50

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

Equity Compensation Plan Information

  The following table provides information regarding the status of the Company’s existing equity compensation plans at December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	2,961,911	$4.12	4,197,940
Equity compensation plans not approved by security holders	--	--	--
Total	2,961,911	$4.12	4,197,940

(1) Consists of Dyadic International, Inc. Amended and Restated 2001 Equity Compensation Plan and the 2006 Stock Option Plan, both of which plans were adopted by the Company’s Board of Directors in April 2006 and approved by stockholders at the 2006 Annual Meeting of Stockholders in June 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

All references to “the Company”, “Dyadic”, “we”, “us” or “our” refers to Dyadic International, Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

Dyadic International, Inc., based in Jupiter, Florida, with operations in the United States, Hong Kong and mainland China, Poland and The Netherlands, is a global biotechnology company that uses its patented and proprietary technologies (the “Dyadic Platform Technology”) to conduct research and development activities for the discovery, development, and manufacture of products and enabling solutions to the bioenergy, industrial enzyme and pharmaceutical industries. These enabling solutions primarily include:

•
Novel, cost efficient production strains, enzyme mixes and related processes and manufacturing technologies currently in the research and development stage for producing abundant low cost fermentable sugars from agricultural residues and energy crops which may be used in the manufacturing of cellulosic ethanol, butanol, chemicals, chemical intermediates, polymers and other biomolecules of commercial interest, obviating the need for petroleum as a feedstock, and refer to our activities in this market as our BioEnergy Business;

•
Enzymes and other biological products for a variety of industrial and commercial applications. We currently sell more than 55 liquid and dry enzyme products to more then 200 industrial customers in approximately 50 countries and we generated net sales of approximately $15.3 million in 2006, and refer to our activities in this market as our Enzyme Business; and

•	Low-cost production hosts for therapeutic protein production for the biopharmaceutical industry, and refer to our activities in this market as our BioPharma Business.

As more and more industries come to appreciate the financial, process efficiency, environmental and other advantages of applying biological solutions such as enzymes to their manufacturing processes in lieu of chemicals and other legacy technologies, we expect a variety of new market opportunities to emerge for which we anticipate we will be able to apply our proprietary technologies and other capabilities.

Dyadic’s Strategy

Historically, substantially most our revenues have been derived from our Enzyme Business, which we continue to invest in, both to support and maintain our market position in textile enzymes and to penetrate new applications, such as pulp & paper, and animal feed. Our long-term plans are focused on our BioEnergy Business to enable the production of cellulosic ethanol, and our BioPharma Business, to enable the production of therapeutic monoclonal antibodies (and other therapeutic proteins) for pharmaceutical discovery and production.

We intend to accomplish these objectives by using and continuing to further develop the Dyadic Platform Technology and by leveraging and building on our existing business, technical, and marketing infrastructures. We also expect to continue to identify new market opportunities and the technologies to exploit those opportunities, both on our own and through strategic business collaborations with others.

We expect to generate revenues from these efforts by: (i) collecting R&D revenues from third parties; (ii) entering into collaborative business arrangements, joint ventures, profit sharing arrangements, or third parties; (iii) earning technology access fees, milestone payments, and royalties; (iv) selling products, whether developed internally through our own distribution channels for both current markets and markets we believe will emerge in the future or for customer-collaborators; (v) spinning-off new commercial entities utilizing the Dyadic Platform Technology; and/or (vi) obtaining grants from the United States government, foreign governments or other agencies. For additional information regarding the BioEnergy Business, Enzyme Business and BioPharma Business, see ITEM 1. Description of Business.

Results of Operations - Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth the Company’s operating information for the years ended December 31, 2006 and 2005:
(in thousands)	2006	2005	Increase (Decrease)
Net sales	$15,384	$15,883	$(499)
Cost of goods sold	11,345	12,857	(1,512)
Gross profit	4,039	3,026	1,013
Operating expenses:
Research and development	4,237	4,655	(418)
Sales and marketing	3,417	2,809	608
General and administrative	7,149	5,565	1,584
Foreign currency exchange gain, net	(29)	(17)	(12)
Total operating expenses	14,774	13,012	1,762

Loss from operations	(10,735)	(9,986)	(749)
Other income (expense):
Interest expense	(594)	(711)	117
Investment income	505	249	256
Minority interest	(14)	(5)	(9)
Other income, net	19	2	17
Total other expense	(84)	(465)	381
Loss before income taxes	(10,819)	(10,451)	368
Provision for income taxes	63	64	(1)
Net loss	$(10,882)	$(10,515)	$367

Net Sales

For the year ended December 31, 2006, we generated net sales of approximately $15,384,000 as compared to net sales of approximately $15,883,000 for the year ended December 31, 2005, a decrease of $499,000. Our net sales from the Enzyme Business decreased by approximately $362,000. In 2006 and 2005, the BioPharma Business generated $12,500 and $150,000 in sales, respectively. To date, we have derived almost all of our sales from the conduct of our Enzyme Business, and have thus far generated only nominal sales from our conduct of our BioPharma Business. We anticipate that we will begin recognizing revenue from our BioEnergy Business in 2007 (see below for a description of the Abengoa R&D Agreement).

The decrease in enzyme sales of approximately $362,000 consists of a decrease in textile sales of approximately $1,484,000 offset by an increase in sales to all other industries of approximately $1,122,000. The textile industry is quite commoditized and pricing by competitors in the industry is aggressive. The Company in recent years has focused, and intends to continue to focus, its efforts in the enzyme business towards industries where enzyme use is evolving. However, the markets for our products in these industries are generally characterized by longer sales cycles for reasons relating to various factors, such as required governmental registration processes (e.g. food and animal feed enzymes in Europe) and required product trials at customers’ facilities of multi-month durations or longer (e.g. pulp & paper), and we can, therefore, offer no guidance as to when, or if, these new products will penetrate or achieve desired growth in those markets. Textile sales are important as they help sustain our worldwide network of sales people as well as utilization of the fermentation tanks at our contract manufacturer so we continue to support this business for which we have recently introduced several new products. These new products are expected to help stabilize sales in this area.

  The following table reflects the Company’s net sales by industry for the years ended December 31, 2006 and 2005:

(In thousands)	2006	%	2005	%	Increase / (Decrease)%
Textile	$9,970	65%	$11,454	72%	$(1,484)	(13)%
Animal Feed	1,361	9%	1,037	7%	324	31%
Pulp & Paper	2,641	17%	1,869	12%	772	41%
Others (5 industries)	1,399	9%	1,373	9%	26	2%
Total Industrial Enzymes	$15,371	100%	$15,733	100%	$(362)	(2)%
BioPharma	13	* %	150	* %	(137)	(91)%
	$15,384	100%	$15,883	100%	$(499)	(3)%
* Less than 1%

In 2006, we began to focus significant efforts on our BioEnergy Business. To this end, in October 2006, Dyadic entered into a securities purchase agreement (the “Abengoa Securities Purchase Agreement”) and Dyadic-Florida entered into a non-exclusive Research and Development Agreement with Abengoa Bioenergy R&D, Inc. (“Abengoa”), a subsidiary of Abengoa S.A., pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which the Company will seek to apply its proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

Under the terms of the Abengoa Securities Purchase Agreement, Abengoa paid the Company $10,000,000 for which it was issued 2,136,752 shares of Dyadic Common Stock at $4.68 per share (the closing share price on October 25, 2006, as reported on the American Stock Exchange). The Company will use the proceeds from this transaction to fund the performance of its R&D obligations under the R&D Agreement over a three and a half year period, under which it will seek to apply its proprietary technologies to the development of one or more enzyme mixtures and related processing and manufacturing technologies customized to Abengoa’s proprietary biomass substrates. The R&D Agreement contemplates that the Company will perform both (i) research of general application to the cellulosic ethanol field furthering the Company’s extensive research & development and large-scale manufacturing technologies for producing large volumes of low cost cellulases, xylanases and other hemicellulases and (ii) research of specific applications for the achievement of the goals of Abengoa’s R&D Program to develop an economically viable commercial process for the production of large volumes of effective, low cost enzyme mixtures for the proprietary biomass substrates of specific interest to Abengoa. Accordingly, the Company expects to continue to incur significant R&D costs over the next several years.

For accounting purposes, the $10,000,000 received under the Abengoa Securities Purchase Agreement has been recorded as deferred research and development obligation, and will be amortized to sales as the R&D expenses described above are incurred. For further information regarding the accounting treatment, see Note 1, Organization and Operations - Capital Raising Activities, in our notes to consolidated financial statements.

Cost of Goods Sold

For the year ended December 31, 2006, cost of goods sold was approximately $11,345,000, or 73.7% of net sales, as compared to approximately $12,857,000, or 80.9% of net sales, for the year ended December 31, 2005, a decrease of approximately $1,512,000. This decrease in cost of goods sold was primarily the result of the shift to higher margin product sales as well as the decrease in total net sales, which in the aggregate, accounted for approximately $1,140,000 of the decrease. The increase in sales of higher margin products allows the Company to sell fewer products with higher margins and therefore reduces the cost of the products sold. Additionally, an inventory reserve increase of approximately $354,000 charged to cost of sales in 2005 and a decrease of the reserve in 2006 of approximately $55,000 was netted against cost of sales. This total change in reserves accounts for $409,000 of the decrease in cost of goods sold year over year.

Gross Profit

For the year ended December 31, 2006, gross profit was approximately $4,039,000, or 26.3% of net sales, as compared to approximately $3,026,000, or 19.1% of net sales, for the year ended December 31, 2005, representing an increase of approximately $1,013,000. The 33.5% increase in gross profit and gross profit percentage is due to the combination of the increase in net sales of higher margin products and the cumulative changes in the inventory reserve, which are described above. It is the Company’s goal to develop products, or sell existing products, for markets in which gross profits can be improved. We believe we are making significant progress in our efforts to create a line of higher profit-margined products by developing better products using our technologies and by applying existing products to new markets. Nonetheless, there can be no assurance that our efforts will successfully lead to improved gross profits in the future.

Operating Expenses

    Research and Development

For the year ended December 31, 2006, research and development expenses, or R&D, were approximately $4,237,000, or 27.5% of net sales, as compared to approximately $4,655,000, or 29.3% of net sales for the year ended December 31, 2005, representing a decrease of approximately $418,000. The Company continued its R&D efforts in 2006, working on such projects as the annotation currently being performed in collaboration with Scripps-Florida whereby Dyadic intends to further improve its capabilities for production of therapeutics and other foreign proteins in C1. The decrease of approximately $418,000 was primarily a result of the decrease in depreciation expense of approximately $379,000 on the screening system equipment, which was fully depreciated in 2005.

    Sales and Marketing

For the year ended December 31, 2006, sales and marketing expenses were approximately $3,417,000, or 22.2% of net sales, compared to approximately $2,809,000, or 17.7% for the year ended December 31, 2005, representing an increase of approximately $608,000. This increase is attributable to several factors, including an increase in salaries and wages of approximately $162,000 due to the addition of nine sales employees including a Vice President - Pulp and Paper, in the latter half of 2005. This has resulted in increased commission, travel and entertainment costs of approximately $172,000. These additions are a part of the investments both in personnel and other initiatives we will continue to make to expand our sales, marketing and product development efforts. The increase is also attributable to samples and supplies expenses of approximately $77,000 incurred for new and ongoing pulp & paper trials. Additionally, approximately $68,000 of non-cash share-based compensation expense was recognized for stock options granted in 2006 under the provisions of FAS No. 123(R).

    General and Administrative

For the year ended December 31, 2006, general and administrative expenses were approximately $7,149,000, or 46.5% of net sales, compared to approximately $5,565,000, or 35% of net sales for the year ended December 31, 2005, representing an increase of approximately $1,584,000. Of this increase approximately $554,000 is attributable to non-cash share-based compensation expense recognized under FAS No. 123(R). Accrued employee bonuses and increased salaries and wages (including recruitment fees) relating to the addition of Dr. Glenn Nedwin, President of the BioPharma Business, Chief Scientific Officer and member of the board, accounted for approximately $651,000 of the increase. The remaining increase is due to increased professional fees of approximately $295,000 related to accounting, legal and other service related expenses due to various agreements that were executed in 2006.

    Foreign Currency Exchange Gain, Net

For the years ended December 31, 2006 and 2005, the Company incurred net foreign currency exchange gains of approximately $29,000 and $17,000, respectively, representing an increase of approximately $12,000. The increase is primarily a result of the settlement of a portion of the VAT receivable, which occurred in the latter half of 2006 and resulted in a net gain due to the increase in the value of the Polish PLN. A large portion of our business is transacted with foreign customers and vendors in foreign currency denominations. Accordingly, fluctuations in foreign currency exchange rates, primarily relating to the Euro and PLN, can greatly impact the amount of foreign currency gains (losses) we recognize in future periods relating to these transactions. We do not, and have no current plans to, engage in foreign currency exchange hedging transactions.

Other Income (Expense)

    Interest Expense

For the year ended December 31, 2006, interest expense was approximately $594,000 as compared to approximately $711,000 for the year ended December 31, 2005, representing a decrease of approximately $117,000. The decrease is primarily the result of a reduction in the interest payable related to the convertible stockholders notes payable of approximately $63,000, which were converted to common stock on May 1, 2006. In addition, a reduction in the amortization of the beneficial conversion feature of approximately $46,000 related to the Bridge Loan as a result of the new amortization period from the extension of the Loan’s maturity due date.

    Investment Income

For the year ended December 31, 2006, interest income was approximately $505,000 as compared to approximately $249,000 for the year ended December 31, 2005, representing an increase of approximately $256,000. Interest income increased beginning in the fourth quarter of 2006 due to the proceeds from the agreement with Abengoa of approximately $10,000,000 and the proceeds from the private placement offering completed in early December 2006 of approximately $12,100,000.

    Provision for Income Taxes

We have no provision for U.S. income taxes as we have incurred operating losses in all periods presented and provide full valuation allowances against the resulting tax benefits. For the year ended December 31, 2006, we had a foreign income tax provision of approximately $63,000 compared to approximately $64,000 for the year ended December 31, 2005. Our Asian subsidiary operates in Hong Kong. We also have operations in Poland and The Netherlands. Our Asian subsidiary and, to a lesser extent, our Polish subsidiary generate profits that are taxable in their local jurisdictions.

Net Loss

For the year ended December 31, 2006, the Company’s net loss was approximately $10,882,000, compared to a net loss of approximately $10,515,000 for the year ended December 31, 2005. This increase in net loss was due primarily to increases in operating expenses, of which approximately $788,000 is attributable to non-cash share-based compensation expense that was recognized for stock options granted in 2006 under the provisions of FAS No. 123(R) as well as decreased sales, as discussed above. We believe that we will continue to incur net losses in the near term future primarily because of our planned levels of research and development and additional general and administrative expenditures that will be necessary to grow the Bioenergy, Enzyme and BioPharma Businesses.

Non-Cash, Share-Based Compensation Charges

In January 2006 we adopted Financial Accounting Standards Board Statement (“FASB”), Statement of Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires all share-based payments to employees and non-employee directors, including stock option grants, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure, which we previously used, is no longer an alternative.

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

We recognized non-cash share-based compensation expense for our share-based awards of approximately $788,000 and $77,000 for the years ended December 31, 2006 and 2005, respectively. These charges had no impact on the Company’s reported cash flows. Total non-cash share-based compensation expense was allocated among the following expense categories:

	Year Ended December 31
	2006	2005
General and administrative	$592,000	$58,000
Research and development	89,000	19,000
Cost of goods sold	32,000	--
Selling and marketing	75,000	--
	$788,000	$77,000

Under the modified prospective method of transition under SFAS 123(R), we are not required to restate our prior period financial statements to reflect expensing of non-cash share-based compensation under the new standard. Therefore, the results for the year ended December 31, 2006 are not comparable to the prior year.

On December 15, 2005, our Board of Directors approved the acceleration of vesting for the unvested portion of all outstanding stock options awarded to employee and non-employee directors of the Company from May 2001 to December 15, 2005 under the 2001 Equity Plan, as amended. While we typically issue options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1,200,000 shares of our common stock, of which approximately 600,000 were then held by the Company’s executive officers and non-employee directors, became immediately exercisable. The exercise prices of the affected stock options ranged from $1.90 to $5.93 and the closing price of our common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to Dyadic’s employees and to eliminate future compensation expense we would otherwise recognize in our consolidated statements of operations with respect to these accelerated options upon the adoption of SFAS 123(R). The estimated future compensation expense associated with these accelerated options that would have been recognized in our consolidated statements of operations upon implementation of SFAS 123(R) is approximately $1,300,000. All option grants made on and after January 1, 2006 are accounted for in accordance with SFAS 123(R).

Liquidity and Capital Resources

Capital Raising Activities

Since inception, the Company has financed operations primarily with proceeds from the sales of the products from its Enzyme Business, external borrowings, borrowings from its stockholders and sales of preferred and common equity securities.

In July 2004, we completed a private offering of our common and preferred equity securities, and raised gross proceeds of $4,700,000. The equity securities were offered as an Investment Unit, with each unit consisting of two shares of common stock and one share of Series B Preferred Stock, at a price of $10 per unit. We used $1,500,000 of the proceeds from this offering to redeem all outstanding shares of Series A Preferred. After giving effect to the automatic conversion of the Series B Preferred Stock, a total of 1,422,099 shares of common stock were issued in connection with the offering. As we completed an additional private offering of our common shares pursuant to the Private Offering Memorandum described below, we granted the purchasers of these Investment Units warrants to acquire a total of 711,050 shares of our common stock at $5.50 per share.

In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum (the October Offering) dated October 2004, we sold 7,629,204 Investment Units, realizing gross proceeds of $25,405,249. An Investment Unit consists of one share of our common stock and one five-year callable warrant to purchase one share of our common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase our common stock were issued to purchasers in the October Offering. Concurrently, we issued 247,730 warrants to purchase our common stock at $5.50 per share and 495,460 warrants to purchase our common stock at $3.33 per share, both to placement agents in the October Offering.

We incurred $2,727,573 of costs related to the October Offering and the Merger, including the subsequent registration with the Securities and Exchange Commission of our shares issued in the Merger and the October Offering. These costs are included as a reduction of additional paid-in capital.

On October 26, 2006, we entered into the Abengoa Securities Purchase Agreement. Also on October 26, 2006, Dyadic-Florida entered into the R&D Agreement with Abengoa pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which Dyadic-Florida will seek to apply its proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process.

Under the terms of the Abengoa Securities Purchase Agreement, Abengoa paid us $10,000,000, for which it was issued 2,136,752 shares of our common stock at $4.68 per share (the closing share price on October 25, 2006, as reported on the American Stock Exchange. We completed this transaction on November 8, 2006. Under certain circumstances, as described below, we may have to issue additional Dyadic securities to Abengoa. As of December 31, 2006, net proceeds of approximately $9,998,000 are recorded as deferred research and development obligation in the accompanying consolidated financial statements and will be amortized to income over the three and one half year contractual period, as the expenses associated with the R&D program described above are incurred. We will use these net proceeds to fund the completion of the R&D services we are required to furnish Abengoa under our R&D Agreement with Abengoa.

If within six months following the date of closing we have not entered into a specified type of transaction involving the sale of our securities totaling at least $20,000,000 in gross proceeds, then Abengoa is entitled to receive three-year warrants to purchase 427,351 shares at an exercise price of $5.85. If the sale of securities totaling at least $20,000,000 is at a price lower than $4.68 per share, Abengoa is entitled to have additional shares issued to them so that their investment is at the same price. If the sale of securities includes warrants, Abengoa’s pro rata warrant coverage and other warrant terms are to be the same as those in the securities transaction rather than the warrant terms discussed above.

On November 17, 2006, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors to purchase in a private placement 2,787,000 shares of our common stock at a price of $4.68 per share and warrants to purchase up to 557,400 shares of our common stock at an exercise price of $6.33 per share for gross proceeds of $13,043,160. We completed this private placement on December 1, 2006. Cowen and Company, LLC acted as the exclusive placement agent for the private placement for which we issued to it warrants to purchase up to 83,610 shares of our common stock at $5.24 per share and warrants to purchase up to 16,722 shares of our common stock at $6.33 per share.

We will use the resulting net proceeds of approximately $12,100,000 to continue development of the Dyadic Platform Technology for applications in the markets targeted by our businesses, with the goal of strengthening our product pipeline and accelerating the commercial launch of new products in pulp and paper, animal feed and other areas, and expanding R&D infrastructure as well as sales and marketing efforts.

Cash Flow

    From Operating Activities

As reflected in our consolidated financial statements, we have incurred losses from operations during each of the last two years. Net cash provided by operating activities was approximately $791,000 in 2006 and net cash used in operating activities was approximately $7,818,000 in 2005. The net cash provided by operating activities of approximately $791,000 is a result of the receipt of approximately $9,998,000 of proceeds from the Abengoa Securities Purchase Agreement (see Capital Raising Activities, above), which is recorded as deferred research and development obligation in the accompanying consolidated balance sheet.

     From Investing Activities

For the year ended December 31, 2006, our net cash used in investing activities was approximately $860,000 as compared to approximately $445,000 for the year ended December 31, 2005. This increase of approximately $415,000 is mainly due to the $375,000 payment to the former minority shareholders of our Asian subsidiary as part of a purchase and settlement agreement (see Notes 7 and 8 to the accompanying consolidated financial statements). The increase was also attributable to the purchase of manufacturing equipment located at our contract manufacturer in Poland as well as asset additions due to the expansion of the Jupiter, Florida office.

    From Financing Activities

 For the year ended December 31, 2006, net cash provided by financing activities was approximately $18,992,000. This amount is primarily due to cash received from a private placement resulting in net proceeds of approximately $12,088,000 and approximately $6,901,000 in proceeds from the exercises of the following instruments: (i) warrants to purchase an aggregate of 495,460 shares of our common stock, at an exercise price of $3.33 per share, (ii) warrants to purchase an aggregate of 709,664 shares of our common stock for an exercise price of $5.50 per share, (iii) stock options to purchase an aggregate of 274,950 shares of our common stock, granted under the our 2001 Equity Plan, with exercise prices ranging from $2.08 to $4.50 per share, and (iv) stock options to purchase an aggregate of 65,000 shares of common stock, granted prior to our 2001 Equity Plan, with an exercise price of $4.50 per share.

During the year ended December 31, 2005, our net cash used in financing activities was approximately $98,000 for issuance costs related to the October 2004 private offering.

 Changes in Cash Positions

We experienced net increases in cash and cash equivalents of approximately $18,923,000 in 2006 primarily from financing activities described above as compared to a decrease of $8,361,000 in 2005 due to the consumption during 2005 of the cash received from our 2004 capital raising activities primarily to support our operating activities.

Financial Condition and Liquidity at December 31, 2006

Our 2005 and 2006 net losses, when combined with losses incurred through December 31, 2004, resulted in an accumulated deficit of approximately $44,890,000. As of December 31, 2006, stockholders' equity was approximately $28,189,000, an increase of approximately $12,917,000 over December 31, 2005. The increase is primarily due to the issuance of our common stock for the private placement and the warrant and stock option exercises described above. As of December 31, 2006, unused proceeds of approximately $9,998,000 from the Abengoa Securities Purchase Agreement are recorded as deferred research and development obligation in the accompanying consolidated financial statements and will be amortized to income over the three and one half year contractual period, as the expenses associated with the R&D program described above are incurred. The costs incurred in connection with the Abengoa Securities Purchase Agreement are included in other assets at December 31, 2006 and will be amortized in relation to the revenue recognized under the deferred research and development obligation.

We had a total of approximately $31,073,000 in cash and cash equivalents as of December 31, 2006 and working capital was $36,660,000.

The following table summarizes our long-term contractual obligations as of December 31, 2006:

(In thousands)	Payments Due By Period
Contractual Obligations	Total	2007	2008	2009	2010	Thereafter
Operating leases	$806	$385	$81	$75	$66	$199
Manufacturing agreement	449	337	112	--	--	--
Additional expansion costs	935	364	139	139	139	154
Note payable to shareholder	2,379	--	--	2,379	--	--
Total contractual obligations	$4,559	$1,086	$332	$2,593	$205	$353

Based upon the current status of our research and development and operating needs, we believe that our existing cash and cash equivalents will be adequate to satisfy our needs for at least the next 12 months and beyond. However, our actual capital requirements will depend on many factors, including those factors potentially impacting our financial condition as discussed in “Risk Factors That May Affect Future Results”.

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

We have employment agreements with several officers and key employees of the Company, the material terms of which are described in Note 10 to our consolidated financial statements included in this report.

Funding of Future Operations

We believe that our operating losses will continue in 2007. In addition, our cash needs to fund our future operating loses will be substantial. We believe that we will have sufficient capital to fund our operations and meet our obligations through year end 2007 and beyond. Dyadic has established a number of flexible partnerships in the areas of manufacturing and research and development, enabling us to adjust spending in those areas as necessary, to achieve the objectives of our business plan, and manage both our resources and cash utilization rate. However, it is possible that we may seek additional financing. We may raise additional funds through public or private financings, collaborative relationships, licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business, operating results and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions and select accounting policies that affect the amounts reported in our consolidated financial statements and the accompanying notes. Actual results could significantly differ from those estimates. We have identified the following policies and related estimates as critical to our business operations and the understanding of our results of operations. A description of these critical accounting policies and a discussion of the significant estimates and judgments associated with these policies are set forth below. The impact of and any associated risks related to these policies on our business operations are also discussed throughout Management’s Discussion and Analysis or Plan of Operation.

Foreign Operations

We have significant operations and sales generated in foreign countries. Sales derived from foreign customers accounted for approximately 90% and 91% of our total revenues in 2006 and 2005, respectively. Our Asian subsidiary is located in Hong Kong, and we have two other subsidiaries, one located in Poland and one located in The Netherlands. Estimates relating to our inventory valuation, receivable allowances, possible impairments to goodwill (which relates to our Asian subsidiary), and long-lived assets could be significantly impacted by international events.

Share-based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that companies recognize non-cash compensation expense associated with stock option grants and other equity instruments to employees in the financial statements. That expense is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the reward. Non-Cash share-based compensation expense is recorded in research and development expense, sales and marketing, or general and administrative expense depending on the employee’s job function. SFAS 123(R) applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We are using the modified-prospective method and the Black-Scholes valuation model for valuing the share-based payments. We will continue to account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees, in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

We have issued warrants and options to both employees and to non-employees for services and in connection with obtaining debt in the past several years. We have recognized significant expense relating to the issuance of these equity instruments. In 2004, approximately $897,000 was recorded related to the modification of warrants issued in connection with debt, which is being amortized through the debt maturity date of January 1, 2009. Of this amount, approximately $325,000 and $371,000 was recognized as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2006 and 2005, respectively. Amortization of stock compensation expense of approximately $788,000 and $77,000 was also recognized in 2006 and 2005, respectively, related to stock options issued to consultants, the original cost of which is being amortized over the respective service periods.

As of December 31, 2006, there was approximately $2,013,000 of total unrecognized non-cash share-based compensation expense related to nonvested stock options granted under our 2001 Equity Incentive Plan and our 2006 Stock Option Plan. This expense is expected to be recognized over a weighted-average period of 2.9 years.

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

Income Taxes

We have recorded deferred tax assets relating to net operating loss carry forwards for United States federal tax purposes, inventories, depreciation and amortization, and accounts receivable allowance, among other items. We record a valuation allowance equal to 100% of the carrying value of our net deferred tax assets to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, a resulting reduction of the valuation allowance would increase our income in the period such determination was made. As of December 31, 2006, we had $15,384,049 in gross deferred tax assets, which were fully offset by a valuation allowance.

We have net operating loss carryforwards of approximately $26.2 million for United States federal income tax purposes that will begin to expire in 2021. The amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer's account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. We review our accounts receivable reserve policy periodically, based on current risks, trends and changes in industry conditions. The allowance for doubtful accounts was approximately $240,000 at December 31, 2006. Although we believe this allowance is sufficient, if the financial condition of our customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact our consolidated financial statements. Concentrations of credit risk can impact this risk considerably. In 2006, there was one customer that accounted for 10% of net sales, while in 2005 there were two customers that accounted for 10% each of net sales. There were two customers at December 31, 2006, whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 17% and 6%, respectively, of total accounts receivable. The loss of business from one or a combination of our significant customers could adversely affect our operations. Because we perform our analysis and establish reserves on a customer-by-customer basis, we do not record a general reserve. However, if we were to apply a general reserve of 1% to our unreserved accounts receivable balance, it would increase our allowance for doubtful accounts as of December 31, 2006 and our bad debt expense for the year then ended by approximately $28,000.

Inventory Valuation

Inventory, representing approximately 13% of our consolidated assets at December 31, 2006, primarily consists of finished goods including industrial enzymes used in the industrial, chemical and agricultural markets and is stated at the lower of cost or market using the average cost method. Finished goods consist of raw materials and manufacturing costs, substantially all of which are incurred pursuant to agreements with independent manufacturers. As part of the valuation process, excess, slow-moving and damaged inventories are reduced to their estimated net realizable value. Our accounting for excess, slow-moving and damaged inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. We review our inventory reserve policy periodically, based on current risks, trends and changes in industry conditions. We also maintain a provision for estimated inventory shrinkage and conduct periodic physical inventories to calculate actual shrinkage and inventory on hand. When preparing these estimates, management considers historical results, inventory levels and current operating trends. We have established valuation reserves associated with excess, slow-moving and damaged inventory and estimated shrinkage reserves of approximately $649,000 at December 31, 2006. These estimates can be affected by a number of factors, including general economic conditions and other factors affecting demand for our inventory. In the event our estimates differ from actual results, the allowance for excess, slow-moving and damaged inventories may be adjusted and could materially impact our consolidated financial statements.

Revenue Recognition

Revenue is recognized when earned. Dyadic recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 sets forth four basic criteria that must be met before SEC registrants can recognize revenue. These criteria are: persuasive evidence of an arrangement must exist; delivery had to have taken place or services had to have been rendered; the seller's price to the buyer should be fixed or determinable; and collectibility of the receivable should be reasonably assured. Sales not meeting any of the aforementioned criteria are deferred. Dyadic recognizes revenue when title passes to the customer, based upon the specified freight terms for the respective sale. Sales are comprised of gross revenues less provisions for expected customer returns, if any. Reserves for estimated returns and inventory credits are established by the Company, if necessary, concurrently with the recognition of revenue. The amounts of reserves are established based upon consideration of a variety of factors, including estimates based on historical returns.

Revenues under the R&D agreement with Abengoa are recognized in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. According to the criteria established by EITF Issue No. 99-19, Dyadic is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of Dyadic. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. As of December 31, 2006, we had approximately $9,998,000 in deferred research and development obligation which was related to the R&D agreement.

ITEM 7. FINANCIAL STATEMENTS.

The audited consolidated financial statements and related footnotes of Dyadic International, Inc. can be found beginning with the Index to Consolidated Financial Statements following Part III of this Annual Report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a)   As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

(b) There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our executive officers, directors and key employees as of March 28, 2007.

Name	Age	Position	Director Class	Term Expiring
Executive Officers:
Mark A. Emalfarb	51	Chairman of the Board, President and Chief Executive Officer	II	2007
Glenn E. Nedwin, Ph.D	51	Chief Scientific Officer and Executive Vice President, President, BioPharma Business and Director	II	2007
Wayne Moor	55	Chief Financial Officer and Vice President	--	--
Kent M. Sproat	60	Executive Vice President, Manufacturing and Special Projects	--	--
Alexander (Sasha) Bondar	35	Vice President, Strategy & Corporate Development	--	--
Independent Directors:
Richard J. Berman	64	Director	I	2008
Robert B. Shapiro	68	Director	I	2008
Stephen J. Warner	67	Director	II	2009
Harry Z. Rosengart	57	Director	II	2009
Key Employees:
Ratnesh (Ray) Chandra	59	Senior Vice President, Marketing-Biotechnology Systems	--	--
Daniel Michalopoulos, Ph.D.	54	Vice President, Marketing, Enzymes	--	--
Charles W. Kling IV	50	Vice President, Sales, Enzymes	--	--

Mark A. Emalfarb has been on our Board of Directors and been our Chairman, President and Chief Executive Officer since October 2004 and has been the President, Chief Executive Officer and Chairman of the Board of Directors of our wholly-owned subsidiary Dyadic International (USA), Inc., a Florida corporation (“Dyadic-Florida”), since its inception. Since founding Dyadic-Florida in 1979, Mr. Emalfarb has successfully led and managed the evolution of Dyadic-Florida—from its origins as a pioneer and leader in providing ingredients used in stone-washing of blue jeans—to the discovery, development, manufacturing and commercialization of specialty enzymes used in various industrial applications and the development of the Dyadic Platform Technology and our other proprietary technologies. Mr. Emalfarb is an inventor of over 25 U.S. and foreign biotechnology patents and patent applications resulting from discoveries related to Dyadic-Florida’s C1 organism, and has been the architect behind its formation of several strategic research and development, manufacturing and marketing relationships with U.S. and international partners. Mr. Emalfarb earned a B.A. degree from the University of Iowa.

Glenn E. Nedwin, Ph.D. has been on our Board of Directors and our Chief Scientific Officer and Executive Vice President and President of our BioPharma Business since March 2006. Before joining us, Dr. Nedwin co-founded and served as President of Novozymes, Inc. since 1991. At Novozymes, Inc., a Davis, California-based research & development subsidiary of Novozymes A/S (CSE:NZYMb.CO), Denmark, a global leader in enzymes and microorganisms with over $1 billion in worldwide revenues, Dr. Nedwin was responsible for all scientific, financial and administrative activities, and was a member of Novozymes A/S global R&D management team and its biosolutions strategy group, and was involved in technology/product licensing. From 1989 to 1991, Dr. Nedwin served as Vice President of Corporate Development, Xoma Corporation (NASDAQ:XOMA), a biotechnology company based in Berkeley, California. Earlier, he was Vice President, Business Development and co-founder of Ideon Corporation, Redwood City, California, and Senior Research Scientist and co-founder of Molecular Therapeutic, Inc. (now Bayer Pharmaceuticals Corporation), West Haven, Connecticut. Dr. Nedwin received his Bachelor of Science degree in Biochemistry from the State University of New York at Buffalo and his Ph.D. in Biochemistry from the University of California, Riverside. Dr. Nedwin did his postdoctoral fellowship in molecular biology at Genentech, Inc. Dr. Nedwin also holds an M.S. in the Management of Technology from the Massachusetts Institute of Technology and is currently a Co-Editor of the Industrial Biotechnology Journal.

Wayne Moor has been our Chief Financial Officer and Vice President since January 2005. During the past five years Mr. Moor has served as a Chief Financial Officer of several public companies, and has over 25 years experience in real estate and hotel operations, asset management, debt restructurings, recapitalizations and developing strategic turnaround plans. From October 2002 through December 2004, Mr. Moor served as the Senior Vice President, Treasurer and Chief Financial Officer of Boca Resorts, Inc, a hospitality company. From October 2001 to October 2002, Mr. Moor was Senior Vice President and Chief Financial Officer for ANC, the parent company of Alamo and National rental car companies. In November 2001, following the terrorist attacks of September 11, 2001, ANC and its U.S. operating subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Wilmington, Delaware. From September 2000 to October 2001, Mr. Moor was Senior Vice President and Chief Financial Officer for Gerald Stevens, Inc., a floral products marketer and retailer. In April 2001, Gerald Stevens, Inc. and certain operating subsidiaries voluntarily filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Miami, Florida. From June 1997 to January 2000, Mr. Moor was Executive Vice President and Chief Financial Officer for US Diagnostic, Inc., an operator of outpatient medical diagnostic imaging and related facilities. Prior to that, Mr. Moor held the position of Chief Financial Officer or Executive Vice President for a number of privately and publicly held financial institutions and real estate operating companies. He began his career in public accounting.

Kent M. Sproat has been our Executive Vice President, Manufacturing and Special Projects responsible for all manufacturing functions of our enzymes business activities since January 2007. Prior to that he served as our Executive Vice President, Enzyme Business from April 2005 through December 2006. Mr. Sproat served as our Vice President, Manufacturing from 1997 through March 2005. Mr. Sproat joined Dyadic-Florida in 1997 from Genencor International, where since 1996 he served as its Elkhart Site Manager. From 1990 to 1996, Mr. Sproat was Vice President, Manufacturing, of Solvay Enzymes, Inc. From 1989 to 1990, he was Director of International Manufacturing of the Enzyme Division of Miles, Inc. Between 1981 and 1990, he served as Plant Manager of Miles’ Elkhart, Indiana and Clifton, New Jersey-based enzyme plants. Between 1973 and 1981, Mr. Sproat was a Production Superintendent at Miles’ Citric Acid Division; Start Up Manager of Miles’ citric acid facility in Brazil; and Production Supervisor and Project Engineer. Mr. Sproat is the recipient of a patent for his design in the purification process of amylases. Mr. Sproat is a chemical engineer with a B.S. degree from Purdue University.

Alexander (Sasha) Bondar  has been our Vice President, Strategy & Corporate Development, with primary responsibility for corporate development, organization planning, merger & acquisition opportunities, fund-raising activities and investor and public relations, and secondarily, when requested, for assisting in business development for the Company’s BioPharma and Enzyme businesses, since April 2005. Mr. Bondar served as our Executive Director, Business Development from May 2003 through March 2005. Mr. Bondar joined Dyadic-Florida in May 2003 from The Aurora Funds, a venture capital firm based in Research Triangle Park, North Carolina, where he was focused on investing in early stage life sciences companies.  Prior to that, from 1996 to 2001, Mr. Bondar served in a variety of management roles at Incyte Genomics, now Incyte Corporation, in Palo Alto, California, and from 1999 to 2001 as Associate Director, Corporate Business Development.  From 1997 to 1999, he served as Manager, Pharmacogenomics Business Development, and was a major contributor to the successful launch of Incyte’s pharmacogenomics program. From 1996 to 1997, he served as Technical Advisor to the intellectual property group at Incyte, contributing to the creation of the largest portfolio of gene patents in the world.  Mr. Bondar holds a B.S. degree in Biotechnology Management from Menlo College and an M.B.A. in Corporate Finance and Health Sector Management from Duke University’s Fuqua School of Business.

Richard J. Berman has been on our Board of Directors since in January 2005, and acts as our so-called “Lead Director.” In that capacity, he is responsible for meeting regularly with our chairman of the board and chief executive officer to review monthly financials, agenda and minutes of committee meetings and pertinent Board issues, presiding, if requested by the board, as chairman of any of the committees of the board and presiding at any meetings of the independent and non-employee directors. In the last five years, Mr. Berman has served as a professional director and/or officer of about a dozen public and private companies. He is currently CEO of Nexmed, a small public biotech company; Chairman of National Investment Managers, a public company in pension administration and investment management; Chairman of Candidate Resources, a private company delivering HR services over the web, and Chairman of Fortress Technology Systems (homeland security). Mr. Berman is a director of eight public companies: Dyadic International, Inc., Broadcaster, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc., National Investment Managers, Advaxis, Inc., and NeoStem, Inc. From 1998 - 2000, he was employed by Internet Commerce Corporation as Chairman and Chief Executive Officer. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Robert B. Shapiro has been on our Board of Directors since March 2005. During the past six years Mr. Shapiro has served as a member of the Board of Directors of the New York Stock Exchange (on which he still serves), Citigroup, Inc. and Rockwell International, as Chairman of Pharmacia Corporation’s Board of Directors and, prior to its merger with Phamacia & Upjohn, as Chairman and Chief Executive Officer of Monsanto Company (1995 through 2001). Prior to becoming the Chairman and Chief Executive Officer of Monsanto, Mr. Shapiro served in various executive capacities with Monsanto from 1985, and with G.D. Searle & Company, a pharmaceutical and healthcare company, first as its general counsel (1979 through 1982), and then as President of its newly formed NutraSweet Group (1982 to 1985). Mr. Shapiro is a 1959 graduate of Harvard College and a 1962 graduate of Columbia University School of Law.

Stephen J. Warner has been on our Board of Directors since October 2004, and a director of Dyadic International (USA), Inc., our wholly-owned subsidiary (“Dyadic-Florida”), since August 15, 2004. Mr. Warner serves as chairman of Maxim TEP, Inc. a private energy company based in Houston, Texas, and Search Energy Solutions, Inc., a private company offering energy savings services for large air conditioning systems based in Palm Beach Gardens, Florida. He also serves as a director of UCT Coatings Inc., a private, metal finishing technology company in Stuart, Florida, and AOI Medical, Inc., a private medical device company in Orlando, Florida. Mr. Warner has over 25 years of venture capital experience. In 1981, Mr. Warner founded Merrill Lynch Venture Capital Inc., a wholly-owned subsidiary of Merrill Lynch & Co. Inc. in New York and served as its President and Chief Executive Officer from 1981 to 1990. Under his leadership, Merrill Lynch Venture Capital managed over $250 million and made over 50 venture capital investments. In 1999, Mr. Warner co-founded, and became Chairman and CEO, of Crossbow Ventures Inc., a private equity fund that invests in early and expansion stage technology companies primarily located in Florida and the Southeast, with over 20 venture capital investments in Florida. Mr. Warner earned a B.S. degree from the Massachusetts Institute of Technology and an MBA from the Wharton School of Business, University of Pennsylvania.

Harry Z. Rosengart has been on our Board of Directors since April 2005. During the past ten years, Mr. Rosengart has served (and currently serves) as the President and Chief Executive Officer of HK & Associates, an investment and consulting firm which provides advice to small and medium-sized life sciences companies. Mr. Rosengart is a founder of several privately held companies, including: LigoChem, Inc., a DNA\RNA and macromolecule bioseparations company founded in 1995, of which he is a former President and Chief Executive Officer and a current member of its Board of Directors; SunPharm Corporation, a polyamine based anti-cancer drug development-stage company founded in 1991, of which he is a former Chief Operating Officer, Chief Financial Officer and member of its Board of Directors; and Syncom Pharmaceuticals, Inc, a contract sales force organization founded in 1991, of which he has had a variety of interim positions and served on its Board of Directors. Between 1981 and 1990, Mr. Rosengart spent almost 10 years as a banker and investment banker with the Chase Manhattan Bank, NA focused on the pharmaceutical and chemical industries. Prior to joining Chase Manhattan Bank, Mr. Rosengart spent over 10 years with several pharmaceutical and multinational chemical companies in various managerial positions. Mr. Rosengart holds a B.S. in Chemical Engineering and an MBA from Rutgers University.

Ratnesh (Ray) Chandra has been our Senior Vice President, Marketing-Biotechnology Systems, responsible for business development for the Company’s BioPharma business activities, since April 2005. Mr. Chandra served as our Vice President, Marketing - BioPharma from 2000 through March 2005. Mr. Chandra joined Dyadic-Florida from Genencor International in 2000. He had served at Genencor as the Director, New Business Development since 1993. From 1987 to 1993, he was with Merck & Co. holding the positions of Director, Business/Market Intelligence and Director, Business Systems in their Human Health Marketing Division. From 1976 to 1987, he was with Schering-Plough Corp. in the positions of Director Economic Analysis, Manager Capital Planning and Senior Operations Analyst. Mr. Chandra has an M.B.A. from New York University and an M.S. in engineering from Columbia University.

Daniel Michalopoulos, Ph.D. has been our Vice President, Marketing, Enzymes since January 2007. Prior to that he served as our Vice President, Pulp & Paper from February 2005 through December 2006 and is focused on growing our pulp and paper effort. Prior to joining us, he served as Senior Program Manager for Hercules’ Pulp and Paper Division from 1998 to 2005 where he managed a staff of 40 people with an annual budget of $8 million. Prior to that, he served as Research Director at BetzDearborn Pulp and Paper Division and held other research and management positions at Betz PaperChem. Dr. Michalopoulos conducted his post-doctoral work at Rice University, received his Ph.D. in Chemistry from Colorado State University and his B.S. in Chemistry from Lowell Technological Institute.

Charles W. Kling IV has been our Vice President, Sales, Enzymes since January 2007. Prior to that he served as our Vice President of Sales and Marketing - Enzymes from July 2005 through December 2006. Prior to joining us, Mr. Kling served as Group Manager of Hercules, Inc.’s Pulp & Paper division, with full P&L responsibility and management of staff of over 60 people, from 1998 to 2005. Prior to Hercules, from 1990 to 1998, Mr. Kling served as Global Director, Technical Marketing for BetzDearborn Inc.'s Pulp & Paper division. From 1986 to 1990, he was Division Manager, S.D. Warren division of Scott Paper. Prior to that, he served as Production Manager for Buckeye Cellulose, a division of Proctor and Gamble, Inc. Mr. Kling received his B.S. degree in Civil Engineering from University of Alabama.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our officers, directors and 10 percent beneficial owners were complied with during the year ended December 31, 2006, other than a late filing of a Form 3 in April 2006 by our Chief Scientific Officer, Glenn E. Nedwin to report his initial appointment as an executive officer and director in March 2006 and the grant to him of equity-based awards in connection therewith.

Codes of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Code of Business Conduct and Ethics is available at our website at www.dyadic.com.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at www.dyadic.com.

Procedures for Stockholders Submitting Director Candidate Recommendations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors as described in our definitive Proxy Statement dated April 28, 2006 relating to the 2006 annual stockholders’ meeting.

Audit Committee

We have a separately-designated standing audit committee established by and amongst our Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 for the purpose of overseeing our accounting and financial reporting processes and audits of our consolidated financial statements. Currently, directors Stephen J. Warner, Richard J. Berman and Harry Z. Rosengart are the members of the audit committee. Mr. Berman serves as the chairman of the audit committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Berman is an “audit committee financial expert” as defined in Item 401(d)(5) of Regulation S-B of the Securities Act of 1933. The Board of Directors also has determined that Mr. Berman is independent, as defined by Rule 10A-3 of the Securities Exchange Act of 1934 and the corporate governance listing standards of the American Stock Exchange.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned, accrued or paid to our Chief Executive Officer and each of our two most highly compensated executive officers who were serving in such capacities as of December 31, 2006, collectively referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)

Mark A. Emalfarb	2006	300,000	75,000	(1)	--		--		--	--	23,765	(2)	398,765
Chairman, President and Chief Executive Officer

Wayne Moor	2006	231,750	35,000		--		16,711	(3)	--	--	--		283,461
Vice President and Chief Financial Officer

Glenn E. Nedwin, Ph. D.	2006	234,231	95,000		50,000	(5)	349,269	(4)	--	--	--		728,500
Chief Scientific Officer, Executive Vice President, President,BioPharma Business and Director
_____________

(1)
Mr. Emalfarb’s bonus for 2006 has been accrued, and the payment of which has been deferred until such time as the compensation committee and our other independent directors deem it advisable to make such payment. Does not include the payment of cash bonuses previously awarded to Mr. Emalfarb in the amount of $75,000 each, for services rendered in calendar years 2004 and 2005, which had been accrued as an expense by us for those years.

(2)	The amount shown for Mr. Emalfarb represents our payment of $9,800 for a life insurance premium for the benefit of Mr. Emalfarb and our payment of $13,965 to Mr. Emalfarb for an automobile allowance.

(3)
A stock option grant for 30,000 options was made to Mr. Moor on April 4, 2006 at an exercise price of $4.60 per share and vests four equal annual installments beginning on April 4, 2007. The amount shown was calculated utilizing the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). See Note 9 of our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 regarding the assumptions underlying the valuation of these option grants under SFAS 123R.

(4)
Represents the following two stock options granted to Dr. Nedwin on March 16, 2006 under the then 2001 Equity Compensation Plan in connection with his initial appointment as an executive officer pursuant to the terms of his employment agreement: (i) an option to purchase 445,022 shares of our common stock at an exercise price of $2.96 per share, the fair market value on our common stock on the date of grant (the “time-vested option”) and (ii) an option to purchase 667,533 shares of our common stock at an exercise price of $5.92 per share, two times the fair market value of our common stock on the date of grant (the “performance-vested option”). Each stock option agreement is an incentive stock option to the extent permitted by the terms of the 2001 Equity Compensation Plan, and a non-qualified stock option as to the balance of the shares that may be purchased thereunder. The time-vested option becomes exercisable, conditioned upon Dr. Nedwin’s continued service as an employee of ours, as to 25% of the underlying shares on each of the next four anniversaries of March 16, 2006, and expires on March 16, 2011, but provides for the complete acceleration of vesting of that option upon a termination of Dr. Nedwin’s employment either by us without “cause” or by Dr. Nedwin for “good reason.” The performance-vested option becomes exercisable incrementally, conditioned upon Dr. Nedwin’s continued service as an employee of ours, based upon the our achievement during the initial period of his employment of various specified performance benchmarks (e.g. the launching of new products, the enhancement of existing products, our entry into corporate and strategic alliances), and expires on March 16, 2011. The amount shown was calculated utilizing the provisions of SFAS 123R. See Note 9 of our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 regarding the assumptions underlying the valuation of these option grants under SFAS 123R.

(5)
Represents 11,990 shares of common stock granted to Dr. Nedwin under the then 2001 Equity Compensation Plan in connection with his initial appointment as an executive officer pursuant to the terms of his employment agreement. The shares were fully vested upon grant and valued at $50,000 based on the fair market value of our common stock on the date of grant in accordance with SFAS 123R.

Each of the named executive officers did not receive any other compensation during 2006 except for perquisites and other personal benefits of which the total value did not exceed $10,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding outstanding equity awards held by the named executive officers at December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price ($)	Option Expiration Date
Mark A. Emalfarb	--		--		--		--	--
Wayne Moor	277,889		--		--		$3.68	01/30/2010
	--		30,000	(1)	--		$4.60	04/03/2016
Glenn E. Nedwin, Ph.D.	--		445,022	(2)	--		$2.96	03/15/2011
	33,377	(3)	--		634,156	(3)	$5.92	03/15/2011

(1)	The option award granted to Mr. Moor in 2006 vests in four equal annual installments beginning on April 4, 2007.

(2)
The option award granted to Dr. Nedwin in 2006 vests in four equal annual installments beginning on March 16, 2007. See note 4 to the above “Summary Compensation Table” for additional information regarding this option award.

(3)
During 2006, Dr. Nedwin was granted 667,533 performance options, of which, 33,377 were earned in 2006. The balance of the options may be earned by Dr. Nedwin through December 31, 2008 based upon the achievement of certain performance benchmarks. See note 4 to the above “Summary Compensation Table” for additional information regarding this option award.

Employment Agreements and Potential Payments Upon Termination

In 2001, we entered into an employment agreement with named executive officer Mark A. Emalfarb. The agreement commenced on April 1, 2001, and terminated on March 30, 2004, but renewed for an additional two years because neither party gave written notice 60 days prior to March 30, 2003. In March 2006, the agreement was amended (the “First Amendment”) to extend the term of Mr. Emalfarb’s employment by one year, from March 30, 2006 to March 30, 2007, and to add an automatic renewal provision for succeeding one year terms unless either party gives the other a notice of non-renewal not less than 90 days prior to the expiration of the then term. The agreement automatically renewed on April 1, 2007, as neither party provided the other party a notice of non-renewal at least 90 days prior to March 30, 2007. The First Amendment makes no other changes to Mr. Emalfarb’s employment agreement. The agreement provides for an annual base salary of $300,000 and the payment of an annual bonus (based on goals and objectives to be agreed upon by our Board of Directors and Mr. Emalfarb) for each fiscal year or portion of a fiscal year, including but not limited to research and other business milestones, sales, profitability or cash flow goals. We have agreed to cause the compensation committee to grant Mr. Emalfarb options to the same extent as the compensation committee grants to our other senior executives on the same terms and conditions.

The agreement also provides for the participation in all benefit plans, practices, policies and programs provided by us such as (including, without limitation, reimbursement of business related expenses, vacation, medical, prescription, dental, disability, retirement, salary continuance, employee life insurance, group life insurance, and accidental death and travel accident insurance plans and programs) generally available to our other senior executives, and for other employee benefits, including an annual automobile allowance for approximately $14,000.

If, during the employment period, we terminate Mr. Emalfarb's employment, other than for cause or disability or by reason of Mr. Emalfarb's death or by reason of our failure to renew the employment agreement, or if Mr. Emalfarb terminates employment for good reason, we shall provide Mr. Emalfarb with annual base salary and all benefits received by Mr. Emalfarb as of the date of termination for a period of one year from the date of termination.

In January 2005, we entered into employment an agreement with named executive officer Wayne Moor to become our Chief Financial Officer and a Vice President. The initial term of Mr. Moor's employment is 2 years and 11 months (ending December 31, 2007), with automatic one-year renewals unless either party furnishes the other a notice of non-renewal not less than 90 days prior to the expiration of the then term. Mr. Moor's annual base compensation is 225,000, and he is eligible to earn a bonus each year of up to 40% of his annual base compensation based upon a bonus plan adopted and maintained by the compensation committee for such year.

The employment agreement is terminable on account of Mr. Moor's death or disability, or by us without cause or "for cause." The phrase "for cause" is defined to include a material breach of the employment agreement, acts of disloyalty to us including but not limited to acts of dishonesty or diversion of corporate opportunities, the unauthorized disclosure of our confidential information, or acts determined in good faith by the compensation committee to be detrimental to our interests, provided that Mr. Moor must be afforded an opportunity to have a face-to-face meeting with the compensation committee before any determination is made by it that Mr. Moor was guilty of "for cause" conduct. If Mr. Moor's employment is terminated by us other than "for cause," upon the condition that he furnish us with a full general release, he is entitled to receive a severance benefit of monthly installments in the amount of 1/12th of his then annual base compensation for the lesser of six months or until he has obtained other full or part-time employment as an employee or consultant. Under the employment agreement, we are also obligated to indemnify Mr. Moor to the fullest extent permitted by applicable law. Further, we have agreed to advance expenses he may spend as a result of any proceeding against him as to which he could be indemnified.

In March 2006, we entered into an agreement with Dr. Glenn E. Nedwin to become (i) our Chief Scientific Officer, (ii) an Executive Vice President of us and (iii) the President of the BioPharma Business of our wholly-owned subsidiary, Dyadic International (USA), Inc., a Florida corporation. The initial term of Dr. Nedwin’s employment ends December 31, 2008, with automatic one-year renewals unless either party furnishes the other a notice of non-renewal not less than 120 days prior to the expiration of the then term. Dr. Nedwin’s annual base salary is $300,000, and he is eligible to earn a bonus each year of up to 25% of his then annual base salary based upon a bonus plan adopted and maintained by the compensation committee for such year.

The employment agreement is terminable on account of Dr. Nedwin’s death or disability, by Dr. Nedwin for “good reason”, (as defined in the employment agreement), or by us without cause or “for cause” (as defined in the employment agreement). If Dr. Nedwin’s employment is terminated by us other than “for cause,” upon the condition that he furnish us with a full general release, he is entitled to receive a severance benefit of monthly installments in the amount of 1/12th of his then annual base salary for the eighteen (18) month period following that termination (the severance period”), provided that the amount of his severance benefits are reduced on a dollar-for-dollar basis by the amount of any remuneration he may earn during the severance period for the performance of services as an employee, or independent contractor or agent.

Under the employment agreement, we are also obligated to indemnify Dr. Nedwin to the fullest extent permitted by applicable law. Further, we have agreed to advance expenses Dr. Nedwin may spend as a result of any proceeding against him as to which he could be indemnified.

DIRECTOR COMPENSATION

The following table sets forth the cash fees and option awards earned, paid or awarded to each of our directors during the year ended December 31, 2006. For a description of the directors’ fees and awards, see the narrative description immediately following this table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Richard J. Berman	33,600	--	14,381	--	--	--	47,981
Robert B. Shapiro	24,000	--	10,786	--	--	--	34,786
Stephan J. Warner	24,000	--	14,381	--	--	--	38,381
Harry Z. Rosengart	24,000	--	9,588	--	--	--	33,588

(1)
Amounts shown were calculated utilizing the provisions of SFAS 123R. On February 10, 2006, non-employee directors Messrs. Berman, Rosengart, Shapiro and Warner received stock option grants for 25,000, 16,667, 18,750 and 25,000 shares, respectively, at an exercise price of $2.36 per share and a SFAS 123R fair value of $2.36 per share. The value shown is what is also included in our consolidated financial statements per SFAS 123R. See Note 9 of our consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 regarding the assumptions underlying the valuation of these option grants under SFAS 123R.

In January 2005, our board of directors adopted a director compensation policy. Directors who are also employees or officers of us or any of our subsidiaries do not receive any separate compensation as a director. Non-employee directors receive a $2,000 per month cash retainer, and options to purchase shares of our common stock under the Dyadic International, Inc. Amended and Restated 2001 Equity Compensation Plan. The chairman of the audit committee receives an additional $800 per month cash retainer. All non-employee directors also are reimbursed for their reasonable travel costs related to attendance at board and/or committee meetings. Upon joining our board, a non-employee director receives options to purchase 30,000 shares of our common stock at an exercise price equal to the fair market value of the stock on the date of grant. Upon joining our board, the lead director receives options to purchase 50,000 shares our common stock at an exercise price equal to the fair market value of the stock on the date of grant. In all cases, 25% of these options vest upon grant, while the remaining portion vest in equal installments over a four-year period subject to the director’s continued service. The options generally expire five years from the date of grant or earlier in the event service as a director ceases. At the beginning of each year, non-employee directors will receive additional options to purchase 25,000 shares of our common stock, or a pro rata portion based on the number of months that the director served on the board during the preceding year, subject to the same vesting provisions and other conditions as described above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of March 28, 2007, by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers for the year ended December 31, 2006 (as identified in the “Summary Compensation Table” set forth above in Item 10. Executive Compensation); and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. Shares of our common stock that are subject to our options and warrants that are presently exercisable or exercisable within 60 days of March 28, 2007 are deemed to be outstanding and beneficially owned by the person holding any of such convertible securities for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Unless indicated otherwise below, the address of our directors and executive officers is c/o Dyadic International, Inc., 140 Intracoastal Pointe Drive, Suite 404, Jupiter, Florida 33477. Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 28, 2007, we had outstanding 29,939,375 of our common stock.

Name and Address of Beneficial Owner	Number of Shares	Percentage Ownership
Mark A. Emalfarb (1)(8)(9)	7,098,559	22.7%
The Francisco Trust U/A/D February 28, 1996 (2).	4,769,578	15.9%
The Pinnacle Fund, L.P. Barry M. Kitt (3)	2,497,023	8.3%
Abengoa Bioenergy R&D, Inc. (4)	2,136,752	7.1%
Stephen J. Warner (5)(8)	289,588	1.0%
Robert B. Shapiro (6)(8)	44,454	*
Richard J. Berman (6)(8)	67,188	*
Harry Z. Rosengart (6)(8)	43,542	*
Glenn E. Nedwin, Ph.D. (7)(8)(9)	156,623	*
Wayne Moor (6)(9)	285,389	*
All directors and executive officers as a group (7 persons)	12,754,921	40.0%
 ____________________

* Denotes less than 1%

(1) Includes 5,822,125 shares held by Mark A. Emalfarb beneficially through the Mark A. Emalfarb Trust U/A/D October 1, 1987, of which Mr. Emalfarb is the sole beneficiary and serves as sole trustee. Also includes 1,276,434 shares issuable upon the exercise of warrants presently exercisable.

(2) The trustee of the Francisco Trust U/A/D February 28, 1996 is Robert S. Levin, Esq. and the beneficiaries thereof are the spouse and descendants of Mark A. Emalfarb. The address of the Francisco Trust U/A/D February 28, 1996 is c/o Robert S. Levin, Esq., 180 N. LaSalle, Suite 3200, Chicago, Illinois 60601.

(3) Information is based on Amendment No. 2 to Schedule 13G dated February 14, 2007 filed with the SEC by The Pinnacle Fund, L.P. (“Pinnacle”) and Barry M. Kitt. Mr. Kitt may be deemed the beneficial owner of the shares by virtue of being the sole member of Pinnacle Fund Management, LLC, which is the general partner of Pinnacle Advisers, L.P., which is the general partner of Pinnacle. Mr. Kitt disclaims beneficial ownership of these shares. Include 68,700 shares issuable upon the exercise of a warrant presently exercisable. The address of Pinnacle and Mr. Kitt is 4965 Preston Park Blvd., Suite 240, Plano, Texas 75093.

(4) Abengoa Bioenergy R&D, Inc. has agreed to not dispose of these shares in whole or in part until November 8, 2007. Mr. Javier Salgado, President and Chief Executive Officer of Abengoa Bioenergy R&D, Inc., has voting and investment power over the shares owned by Abengoa Bioenergy R&D, Inc. The address of Abengoa Bioenergy R&D, Inc., a Missouri corporation, is 1400 Elbridge Payne, Suite 212, Chesterfield, Missouri 63017.

(5) Includes 47,188 shares issuable upon the exercise of presently exercisable options held by Mr. Warner.

(6) Represents shares issuable upon the exercise of options presently exercisable.

(7) Includes 144,633 shares issuable upon the exercise of options presently exercisable.

(8) The named person is a director.

(9) The named person is a named executive officer.

Securities Authorized For Issuance Under Equity Compensation Plans

  The following table provides information regarding the status of our existing equity compensation plans at December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	2,961,911	$4.12	4,197,940
Equity compensation plans not approved by security holders	--	--	--
Total	2,961,911	$4.12	4,197,940

(1) Consists of Dyadic International, Inc. Amended and Restated 2001 Equity Compensation Plan and the 2006 Stock Option Plan, both of which plans were adopted by the Company’s Board of Directors in April 2006 and approved by stockholders at the 2006 annual stockholders’ meeting in June 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Our President and Chief Executive Officer, Mark A. Emalfarb, is the trustee and beneficiary of the Mark A. Emalfarb Trust, which is our largest stockholder. The Mark A. Emalfarb Trust and our second largest stockholder, The Francisco Trust, whose sole beneficiaries are the spouse and descendants of Mr. Emalfarb, have made loans to Dyadic-Florida, which we assumed in connection with the Merger described under “Description of Business - Merger” in this report.

As of December 31, 2005, the aggregate amount of our indebtedness to the Mark A. Emalfarb Trust and The Francisco Trust was approximately $4.0 million, which was owed to them pursuant to the terms of three separate debt instruments:

•
$836,824 pursuant to a promissory note made payable to the Mark A. Emalfarb Trust dated May 30, 2001, bearing interest at the rate of 6% per annum and originally convertible into shares of Dyadic common stock for the lesser of $4.50 or the conversion price of the Series A convertible preferred stock of Dyadic-Florida then outstanding, which we refer to as the Emalfarb Convertible Note. In connection with the Merger, the Emalfarb Convertible Note was amended to fix the conversion price at $3.33 per share;

•
$741,048 pursuant to a promissory note made payable to the Francisco Trust dated May 30, 2001, bearing interest at the rate of 6% per annum and originally convertible into shares convertible into shares of Dyadic common stock for the lesser of $4.50 or the conversion price of the Series A convertible preferred stock of Dyadic-Florida then outstanding, which we refer to as the Francisco Convertible Note. In connection with the Merger, the Francisco Convertible Note was amended to fix the conversion price at $3.33 per share; and

•
$2,424,941 pursuant to a revolving note made payable to the Mark A. Emalfarb Trust dated May 29, 2003 and bearing interest at the rate of 8% per annum, secured by all of our assets, which we refer to as the Bridge Loan Note. In connection with the Bridge Loan Note, warrants, which we refer to as the Bridge Loan Warrants, were issued to purchase 1,500,000 shares of Dyadic-Florida common stock for the lesser of $4.50 or the conversion price of the Series A convertible preferred stock of Dyadic-Florida then outstanding, which we refer to as the Bridge Loan Warrants. In connection with Merger, the Bridge Loan Warrants were amended to fix their exercise price at $3.33 per share.

All accrued and unpaid interest due under the Emalfarb Convertible Note, the Francisco Convertible Note and the Bridge Loan Note on the date of consummation of the Merger were added to the principal amount due under those notes. Interest under the notes accruing after October 29, 2004, is payable on a quarterly basis until the principal sum is paid in full.

On May 1, 2006, the Mark A. Emalfarb Trust received 251,298 shares of common stock upon the conversion in full of the Emalfarb Convertible Note which had combined principal and accrued interest of $836,824 as of that date. On May 1, 2006, the Francisco Trust received 222,537 shares of common stock upon the conversion in full of the Francisco Convertible Note which had combined principal and accrued interest of $741,048 as of that date.

On April 30, 2006, the then maturity date of the Bridge Loan was extended from January 1, 2007 to January 1, 2008. On March 21, 2007, the maturity date of the Bridge Loan was further extended from January 1, 2008 to January 1, 2009. As of December 31, 2006, we were indebted to the Mark A. Emalfarb Trust for approximately $2.4 million under the Bridge Loan.

Director Independence

In accordance with the American Stock Exchange corporate governance listing standards, it is our policy that the Board of Directors consists of a majority of independent directors. Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the independence requirements of the American Stock Exchange corporate governance listing standards and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members' current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies of which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that four of its six members are “independent” within the independence requirements of the American Stock Exchange corporate governance listing standards, all applicable rules and regulations of the SEC, and for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. These four directors are: Richard J. Berman, Robert B. Shapiro, Stephen J. Warner and Harry Z. Rosengart.

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

3.1	Amended and Restated Certificate of Incorporation of Dyadic International, Inc. dated November 1, 2004 (2)
3.2	Amended and Restated Bylaws of Dyadic International, Inc. dated November 1, 2004 (2)
4.1	Form of Common Stock Certificate (2)
4.2	Form of $5.50 Common Stock Purchase Warrant (2)
4.3	Form of Bridge Loan Warrants (2)
4.4	Form of Stock Option representing aggregate right to purchase 65,000 shares of Common Stock (2)

4.5	Securities Purchase Agreement dated as of October 26, 2006 by and among Dyadic International, Inc. and Abengoa Bioenergy R&D, Inc. (16)
4.6	Securities Purchase Agreement dated as November 17, 2006 by and among Dyadic International, Inc. and the Investors signatories thereto (15)
4.7	Form of Investor Warrant (15)
4.8	Form of Placement Agent Warrant (16)
10.1.1	Cooperation and License Agreement dated August 12, 2003 between Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) and TNO Nutrition and Food Research Institute (2)
10.1.2

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

10.5.1	Employment Agreement dated April 1, 2001 between Mark A. Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)
10.5.2	First Amendment to Employment Agreement dated March 16, 2006 between Mark A. Emalfarb and Dyadic International, Inc. (9)
10.6.1	Employment Agreement dated March 30, 2005 between Ratnesh (Ray) Chandra and Dyadic International, Inc. (4)
10.6.2	Employment Agreement dated January 31, 2005 between Wayne Moor and Dyadic International, Inc. (6)
10.6.3	Employment Agreement dated March 30, 2005 between Alexander (Sasha) Bondar and Dyadic International, Inc. (4)
10.6.4	Employment Agreement dated March 30, 2005 between Kent Sproat and Dyadic International, Inc. (4)
10.6.5	Employment Agreement dated March 16, 2006 between Glenn Nedwin and Dyadic International, Inc. (9)
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

10.8.1	Indemnification Agreement dated August 19, 2001 between Mark A. Emalfarb and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)
10.8.2	Indemnification Agreement dated August 19, 2001 between Stephen J. Warner and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as assumed by Registrant (2)
10.8.3	Indemnification Agreement dated January 11, 2005 between Dyadic International, Inc. and Richard Berman (3)
10.8.4	Indemnification Agreement dated March 29, 2005 between Dyadic International, Inc. and Robert Shapiro (4)
10.8.5	Indemnification Agreement dated April 26, 2005 between Dyadic International, Inc. and Harry Rosengart (8)
10.9.1	Dyadic International, Inc. Amended and Restated 2001 Equity Compensation Plan (12)
10.9.2	Standard form of Option Agreement for Dyadic International, Inc. Amended and Restated 2001 Equity Compensation Plan (14)
10.9.3	Performance-Vested Stock Option Agreement for Dyadic International, Inc. Amended and Restated 2001 Equity Compensation Plan granted to Glenn Nedwin (9)
10.10.1	Dyadic International, Inc. 2006 Stock Option Plan (12)
10.10.2	Form of Option Agreement for Dyadic International, Inc. 2006 Stock Option Plan (14)
10.10.3	Form of Non-Employee Director Option Agreement for Dyadic International, Inc. 2006 Stock Option Plan (14)
10.11

Subordinated Promissory Note dated May 30, 2001 made by Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of the Mark A. Emalfarb Trust in the original principal amount of $750,766, as assumed by Registrant (2)

10.12

Subordinated Promissory Note dated May 30, 2001 made by Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of the Francisco Trust in the original principal amount of $664,838, as assumed by Registrant (2)

10.13.1

Revolving Note dated May 29, 2003 made by Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended, payable to the order of The Mark A. Emalfarb Trust in the original principal amount of $3,000,000, as assumed by Registrant (2)

10.13.2	Third Amendment dated April 30, 2006 to Revolving Note dated as of May 29, 2003 by and between Dyadic International, Inc. and The Mark A. Emalfarb Trust (11)
10.14	Security Agreement dated May 29, 2003, between the Mark A. Emalfarb Trust and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended (2)
10.15	Inducement and Amending Agreement dated August 19, 2004 among the Mark A. Emalfarb Trust, the Francisco Trust and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) (2)

10.16

Contract Manufacturing Agreement dated October 27, 1999 between Polfa Tarchomin, SA and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), as amended by Amendments dated May 8, 2000 and February 10, 2004 and letters dated February 11, 2004 (2)

10.17	Indemnification and Escrow Agreement dated September 28, 2004 among Vitel Ventures, Mark Tompkins, Registrant and Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.) (2)
10.18	Form of Subscription Agreement from investors in private placement offering completed in early November 2004 (2)
10.19

Satisfaction and Purchase Agreement dated April 28, 2006 with an effective date of January 1, 2006 between Dyadic International, Inc. Agreement dated October 21, 1998 among Geneva Investment Holdings Limited, Puridet (Asia) Limited, Robert Albert Smeaton and Raymond Tsang (13)

10.20

Indemnification Agreement dated as of September 28, 2004 among Dyadic International (USA), Inc. (f/k/a Dyadic International, Inc.), Dyadic International, Inc. (f/k/a CCP Worldwide, Inc.), Tom Shute, Roy Provencher and David R. Allison (5)

10.21.1	Securities Purchase Agreement dated as of October 26, 2006 by and among Dyadic International, Inc. and Abengoa Bioenergy R&D, Inc. (16)
10.21.2	R&D Agreement dated as of October 26, 2006 by and among Dyadic International (USA), Inc. and Abengoa Bioenergy R&D, Inc. (17)+
10.22	Securities Purchase Agreement dated as November 17, 2006 by and among Dyadic International, Inc. and the Investors signatories thereto (15)
10.23	Dyadic International, Inc. Statement of Director Compensation Policy (3)
14.1	Code of Ethics (10)
21	Subsidiaries of the Registrant (17)
23

Consent of Ernst & Young LLP relating to Dyadic International, Inc.’s Registration Statements on Form S-8 (Registration No. 333-122339 and Registration No. 333-136676) and Registration Statements on Form S-3 (Registration No. 333-121738 and Registration No. 333-139542) (17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)
32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (17)
32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (17)

(1)	Incorporated by reference from the Company’s Form 8-K, filed September 30, 2004 with the Securities and Exchange Commission.

(2)	Incorporated by reference from the Company’s Form 8-K, filed November 4, 2004, as amended with the Securities and Exchange Commission.

(3)	Incorporated by reference from the Company’s Form 8-K, filed January 14, 2005 with the Securities and Exchange Commission.

(4)	Incorporated by reference from the Company’s Form 8-K, filed April 1, 2005 with the Securities and Exchange Commission.

(5)	Incorporated by reference from the Company’s Form 10-QSB Quarterly Report for the quarterly period ended September 30, 2004, filed November 15, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference from the Company’s Form 8-K, filed February 1, 2005 with the Securities and Exchange Commission.

(7)	Incorporated by reference from the Company’s Form 8-K, filed December 21, 2005 with the Securities and Exchange Commission.

(8)	Incorporated by reference from the Company’s Form 8-K, filed April 28, 2005 with the Securities and Exchange Commission.

(9)	Incorporated by reference from the Company’s Form 8-K, filed March 21, 2006 with the Securities and Exchange Commission.

(10)	Incorporated by reference from the Company’s Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005 with the Securities and Exchange Commission.

(11)	Incorporated by reference from the Company’s Form 8-K, filed May 3, 2006 with the Securities and Exchange Commission.

(12)	Incorporated by reference from the Company’s definitive Proxy Statement, filed April 28, 2006 with the Securities and Exchange Commission, relating to the 2006 annual stockholders’ meeting.

(13)	Incorporated by reference from the Company’s Form 10-QSB for the quarterly period ended March 31, 2006, filed May 15, 2006 with the Securities and Exchange Commission.

(14)	Incorporated by reference from the Company’s Report on Form 8-K filed June 15, 2006 with the Securities and Exchange Commission.

(15)	Incorporated by referenced from the Company’s Form 8-K, filed November 21, 2006 with the Securities and Exchange Commission.

(16)	Incorporated by reference from the Company’s Registration Statement on Form S-3 (Registration No. 333-139542).

(17)	Filed herewith.

+ Confidential treatment has been requested for portions of this document.

Each management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 is listed in exhibits 10.5.1, 10.5.2, 10.6.1, 10.6.2, 10.6.3, 10.6.4, 10.6.5, 10.9.1, 10.9.2, 10.9.3, 10.10.1, 10.10.2, 10.10.3 and 10.23.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Audit Fees

For the year ended December 31, 2006, Ernst & Young LLP billed us $491,157 in the aggregate for professional services rendered for the audit of our consolidated statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2006 and the review of our registration statement on Form S-3 filed with the SEC in connection with the private placements completed in the fourth quarter of 2006 and review of our Form S-8 filed in connection with our 2006 stock option plan.

For the year ended December 31, 2005, Ernst & Young LLP billed us $396,679 in the aggregate for professional services rendered for the audit of our consolidated statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2005 and the review of our registration statement on Form S-3 (formerly a registration statement on Form SB-2 filed with the SEC in connection with the Merger completed in October 2004).

Audit-Related Fees

For the years ended December 31, 2006 and 2005, Ernst & Young LLP did not bill us for audit-related fees, as no other services were by performed by them during such years.

Tax Fees

For the years ended December 31, 2006 and 2005, Ernst & Young LLP did not bill us for tax fees, as no tax services were performed by them during such years.

All Other Fees

For the years ended December 31, 2006 and 2005, Ernst & Young LLP billed us $1,500 each year for other services. The audit committee has determined that the provision of services by the auditors reported hereunder had no impact on either of their independence.

Audit Committee’s Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit to the audit committee for approval the services expected to be rendered during that year for each of the four categories of services. Prior to engagement, the audit committee pre-approves these services by category of service. The fees are budgeted, and the audit committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dyadic International, Inc.
(Registrant)

Date: April 2, 2007                       By: /s/ Mark A. Emalfarb
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

Date: April 2, 2007

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
Harry Rosengart
Director

Dyadic International, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Dyadic International, Inc.

We have audited the accompanying consolidated balance sheet of Dyadic International, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dyadic International, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Dyadic International, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004) on January 1, 2006.

/s/ Ernst &Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 28, 2007

Dyadic International, Inc.

Consolidated Balance Sheet

December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$31,072,824
Accounts receivable, net of allowance for uncollectible accounts of $240,490	2,788,588
Inventory	6,039,080
Prepaid expenses and other current assets	1,170,528
Total current assets	41,071,020

Fixed assets, net	1,813,468
Intangible assets, net	96,047
Goodwill	1,808,458
Other assets	348,387
Total assets	$45,137,380

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,238,585
Accrued expenses	1,905,382
Accrued interest payable to stockholders	48,897
Short term notes payable	191,125
Income taxes payable	26,730
Total current liabilities	4,410,719

Long-term liabilities:
Note payable to stockholder	2,378,832
Other liabilities	160,808
Deferred research and development obligation	9,997,863
Total long-term liabilities	12,537,603
Total liabilities	16,948,222

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	--
Common stock, $.001 par value,
Authorized shares - 100,000,000; issued and outstanding - 29,792,992	29,793
Additional paid-in capital	73,261,774
Notes receivable from exercise of stock options	(212,500)
Accumulated deficit	(44,889,909)
Total stockholders’ equity	28,189,158
Total liabilities and stockholders’ equity	$45,137,380

See accompanying notes.

Dyadic International, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2006	2005

Net sales	$15,383,754	$15,882,969

Cost of goods sold (includes non-cash share-based compensation of approximately $32,000 for 2006)	11,345,144	12,856,607
Gross profit	4,038,610	3,026,362

Operating Expenses:
Research and development (includes non-cash share-based compensation of approximately $89,000 and $19,000 for 2006 and 2005, respectively)	4,236,448	4,655,486
Sales and marketing (includes non-cash share-based compensation of approximately $75,000 for 2006)	3,417,013	2,808,937
General and administrative (includes non-cash share-based compensation of approximately $592,000 and $58,000 for 2006 and 2005, respectively)	7,149,005	5,564,619
Foreign currency exchange gains, net	(28,704)	(16,785)
Total operating expenses	14,773,762	13,012,257

Loss from operations	(10,735,152)	(9,985,895)

Other income (expense):
Interest expense	(594,163)	(710,537)
Investment income	504,894	249,280
Minority interest	(13,355)	(4,725)
Other income, net	18,696	1,535
Total other expense	(83,928)	(464,447)

Loss before income taxes	(10,819,080)	(10,450,342)

Provision for income taxes	63,112	64,228
Net loss	$(10,882,192)	$(10,514,570)

Net loss per common share:
Basic	$(0.45)	$(0.48)
Diluted	$(0.45)	$(0.48)
Weighted average shares and equivalent shares used in calculating net loss per share:
Basic	24,419,097	22,132,158
Diluted	24,419,097	22,132,158

See accompanying notes.

 Dyadic International, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

				Note Receivable From Exercise Of Stock Options	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital
Balance at December 31, 2004	21,930,805	$21,931	$48,402,732	$(462,500)	$(23,493,147)	$24,469,016
Amortization of deferred compensation on nonemployee stock options	-	-	76,673	-	-	76,673
Issuance of common stock for consulting services	27,523	27	91,524	-	-	91,551
Issuance of common stock for termination agreement	161,560	162	287,415	-	-	287,577
Issuance of common stock for land purchase	300,300	300	861,561	-	-	861,861
Net loss	-	-	-	-	(10,514,570)	(10,514,570)
Balance at December 31, 2005	22,420,188	$22,420	$49,719,905	$(462,500)	$(34,007,717)	$15,272,108
Issuance of common stock to officer per employment Agreement	11,990	12	49,988	-	-	50,000
Issuance of common stock for minority interest purchase	212,501	212	1,327,919	-	-	1,328,131
Issuance of common stock for exercise of stock options	339,950	340	1,348,062	-	-	1,348,402
Issuance of common stock for exercise of warrants	1,205,124	1,205	5,551,829	-	-	5,553,034
Amortization of deferred compensation on nonemployee stock options	-	-	787,728	-	-	787,728
Issuance of common stock for consulting services	205,652	206	1,063,254	-	-	1,063,460
Issuance of common stock for share purchase agreement	2,136,752	2,137	-	-	-	2,137
Issuance of common stock and warrants in a private placement, net of expenses of $954,682	2,787,000	2,787	12,085,691	-	-	12,088,478
Reduction of notes receivable from exercise of stock option due to note foreclosure	-	-	(250,000)	250,000	-	-
Issuance of common stock for note conversion	473,835	474	1,577,398	-	-	1,577,872
Net loss	-	-	-	-	(10,882,192)	(10,882,192)
Balance at December 31, 2006	29,792,992	$29,793	$73,261,774	$(212,500)	$(44,889,909)	$28,189,158

See accompanying notes.

Dyadic International, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005
Operating activities
Net loss	$(10,882,192)	$(10,514,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	250,181	534,594
Amortization of intangible and other assets	52,128	68,136
Amortization of costs related to modification of notes payable to stockholder	325,027	371,136
Minority interest	13,355	4,725
Provision for (recovery of) doubtful accounts	(401,131)	140,922
Stock issued to officer	50,000	--
Stock issued for consulting services	1,063,460	91,551
Compensation expense on stock option grants	787,728	76,673
Changes in operating assets and liabilities:
Accounts receivable	481,711	67,993
Inventory	(625,523)	1,228,475
Prepaid expenses and other current assets	(365,900)	21,521
Other assets	(216,108)	47,334
Accounts payable	(356,745)	(363,635)
Accrued expenses	689,486	67,921
Accrued interest payable to stockholders	(20,470)	34,925
Deferred research and development obligation	9,997,863	(75,000)
Short term notes payable	(76,465)	267,590
Income taxes payable	(27,376)	41,297
Other liabilities	51,480	70,872
Net cash provided by (used in) operating activities	790,509	(7,817,540)
Investing activities
Purchases of fixed assets, net	(519,471)	(410,840)
Restricted cash release (deposit)	34,887	(34,658)
Purchase of minority interest	(375,000)	--
Net cash used in investing activities	(859,584)	(445,498)
Financing activities
Proceeds from sale of common stock, net of issuance costs	12,088,478	--
Payment of issuance costs related to private placement	--	(97,764)
Proceeds from stock warrant exercises	5,553,034	--
Proceeds from stock option exercises	1,348,402	--
Proceeds of stock issuance for share purchase agreement	2,137	--
Net cash (used in) provided by financing activities	18,992,051	(97,764)
Net increase (decrease) in cash and cash equivalents	18,922,976	(8,360,802)
Cash and cash equivalents at beginning of year	12,149,848	20,510,650
Cash and cash equivalents at end of year	$31,072,824	$12,184,506
Less restricted cash	--	(34,658)
Unrestricted cash and cash equivalents	$31,072,824	$12,149,848

Supplemental cash flow information:
Cash paid for interest	$269,135	$298,214
Cash paid for income taxes	$196,996	$30,710
Noncash activities:
Fair value of common stock issued for minority interest purchase	$1,328,131	$--
Common stock issued for conversion of convertible notes payable to stockholders at an exercise price of $3.33	$1,577,872	$--
Fair value of common stock issued for land purchase	$--	$861,861
Common stock issued for settlement of liability and termination of agreement	$--	$287,577
See accompanying notes.

Dyadic International, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

1. Organization and Operations

General

Dyadic International, Inc., based in Jupiter, Florida, with operations in the United States, Hong Kong and mainland China, Poland and The Netherlands, is a global biotechnology company that uses its patented and proprietary technologies (the “Dyadic Platform Technology”) to conduct research and development activities for the discovery, development, and manufacture of products and enabling solutions to the bioenergy, industrial enzyme and pharmaceutical industries. These enabling solutions primarily include:

•
Novel, cost efficient production strains, enzyme mixes and related processes and manufacturing technologies currently in the research and development stage for producing abundant low cost fermentable sugars from agricultural residues and energy crops which may be used in the manufacturing of cellulosic ethanol, butanol, chemicals, chemical intermediates, polymers and other biomolecules of commercial interest, obviating the need for petroleum as a feedstock;

•
Enzymes and other biological products for a variety of industrial and commercial applications. We currently sell more than 55 liquid and dry enzyme products to more then 200 industrial customers in approximately 50 countries and we generated net sales of approximately $15.3 million in 2006; and

•	Low-cost production hosts for therapeutic protein production for the biopharmaceutical industry.

As more and more industries come to appreciate the financial, process efficiency, environmental and other advantages of applying biological solutions such as enzymes to their manufacturing processes in lieu of chemicals and other legacy technologies, the Company expects a variety of new market opportunities to emerge for which its anticipates it will be able to apply the Dyadic Platform Technology.

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

In January 2004, the Company formed Dyadic Nederland B.V. (“Dyadic NL”), a Dutch corporation, for the development, use and marketing of HTS Systems utilizing fungal organisms.

In May 2005, the Company issued 300,300 shares of common stock pursuant to a real estate purchase contract with F&C Holdings, LLC dated July 31, 2004 (the “Commercial Land Purchase And Sale Agreement”), in exchange for an undeveloped 1.13 acre parcel of land (the “Site”). The Company formed Dyadic Real Estate Holdings, Inc., a Florida corporation and wholly owned subsidiary in May 2005, to which it has assigned the Commercial Land Purchase and Sale Agreement and the Site.

On April 28, 2006, the Company purchased the remaining 17.5% of shares held by the then two minority shareholders of its Asian subsidiary, giving the Company 100% ownership of that subsidiary. The former minority shareholders received $375,000 in cash and 212,501 shares of unregistered Dyadic common stock in consideration for, among other things, the cancellation of the subordinated notes under which the Company owed the minority shareholders $171,986 of principal and $69,868 of accrued interest; relief of the Company’s minority interest liability of approximately $117,000; and a release of the Company for a potential $405,000 contingent obligation to the managing director incident to the Company’s purchase of its initial majority interest in the Asian Subsidiary in 1998.

Merger

Prior to October 2004, the Company was a public reporting company known as CCP Worldwide, Inc. In October 2004, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Dyadic International (USA), Inc., a privately-held Florida corporation (formerly called Dyadic International, Inc.)("Dyadic-Florida") and a wholly-owned subsidiary of the Company formed by it for the purpose of being merged with and into Dyadic-Florida, CCP Worldwide, Inc. (the “Merger”). As a result of the Merger, CCP Acquisition Corp. was merged with and into Dyadic-Florida, all of the stockholders of Dyadic-Florida received, in exchange for all of the outstanding shares of Dyadic-Florida, shares of the Company on a one-for-one basis, making Dyadic-Florida a wholly-owned subsidiary of the Company, the Company changed its name to Dyadic International, Inc., and Dyadic-Florida changed its name to its existing name. For financial accounting purposes the Merger is treated as an acquisition by Dyadic-Florida of CCP Worldwide, Inc.

As part of, and immediately prior to the Merger, the Company disposed of its then only operating subsidiary as part of a Split-Off Agreement between Company, that then only operating subsidiary, and a former member of the Board of Directors of the Company. As a result of the Merger Agreement and the Split-Off Agreement, the only business operations of Dyadic International, Inc., formerly CCP Worldwide, Inc., are the operations of the Dyadic-Florida and its subsidiaries, and the Company’s real estate holding subsidiary, Dyadic Real Estate Holdings, Inc.

Capital Raising Activities

In July 2004, the Company completed a private offering of its common and preferred equity securities, and raised gross proceeds of $4,700,000. The equity securities were offered as an Investment Unit, with each unit consisting of two shares of common stock and one share of Series B Preferred Stock, at a price of $10 per unit. The Company used $1,500,000 of the proceeds from this offering to redeem all outstanding shares of Series A Preferred. After giving effect to the automatic conversion of the Series B Preferred Stock, a total of 1,422,099 shares of common stock were issued in connection with the offering. As the Company completed an additional private offering of its common shares pursuant to the Private Offering Memorandum described below, the Company granted the purchasers of these Investment Units warrants to acquire a total of 711,050 shares of the Company's common stock at $5.50 per share.

In November 2004, in accordance with Subscription Agreements and a Private Offering Memorandum (the October Offering) dated October 2004, the Company sold 7,629,204 Investment Units, realizing gross proceeds of $25,405,249. An Investment Unit consists of one share of the Company's common stock and one five-year callable warrant to purchase one share of the Company's common stock at $5.50 per share for every two Investment Units purchased. Accordingly, 3,814,602 warrants to purchase the Company's common stock were issued to purchasers in the October Offering. Concurrently, the Company issued 247,730 warrants to purchase the Company's common stock at $5.50 per share and 495,460 warrants to purchase the Company's common stock at $3.33 per share, both to placement agents in the October Offering.

The Company incurred $2,727,573 of costs related to the October Offering and the Merger, including the subsequent registration with the Securities and Exchange Commission (“SEC”) of the Company's shares issued in the Merger and the October Offering. These costs are included as a reduction of additional paid-in capital.

On October 26, 2006, the Company entered into a securities purchase agreement (the “Abengoa Securities Purchase Agreement”) with Abengoa Bioenergy R&D, Inc. (“Abengoa”), a subsidiary of Abengoa S.A.. Also on October 26, 2006, Dyadic-Florida entered into a non-exclusive research and development agreement with Abengoa pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which Dyadic-Florida will seek to apply its proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

Under the terms of the Abengoa Securities Purchase Agreement, Abengoa paid the Company $10,000,000, for which it was issued 2,136,752 shares of the Company’s common stock at $4.68 per share (the closing share price on October 25, 2006, as reported on the American Stock Exchange). The Company completed this transaction on November 8, 2006. Under certain circumstances, as described below, Dyadic may have to issue additional securities to Abengoa. As of December 31, 2006, unused proceeds of approximately $9,998,000 are recorded as deferred research and development obligation in the accompanying consolidated financial statements and will be recognized as revenue as the expenses associated with the R&D program described above are incurred. If Abengoa sells all or a portion of its Dyadic shares of common stock after a one-year required holding period, the then remaining deferred research and development obligation balance will be reduced by Abengoa’s profit from the sale of those common stock shares and will be recorded as other income. The costs incurred in connection with the Abengoa Securities Purchase Agreement are included in other assets at December 31, 2006 and will be amortized in relation to the revenue recognized under the deferred research and development obligation.

If within six months following the date of closing the Company has not entered into a specified type of transaction involving the sale of its securities totaling at least $20,000,000 in gross proceeds, then Abengoa is entitled to receive three-year warrants to purchase 427,351 shares at an exercise price of $5.85. If the sale of securities totaling at least $20,000,000 is at a price lower than $4.68 per share, Abengoa is entitled to have additional shares issued to them so that their investment is at the same price. If the sale of securities includes warrants, Abengoa’s pro rata warrant coverage and other warrant terms are to be the same as those in the securities transaction rather than the warrant terms discussed above.

Further, under the Abengoa Securities Purchase Agreement, the Company has agreed to use the $10,000,000 to fund its performance of certain foundational and applications research in the cellulosic ethanol field and to spend not less than $10,000,000 (the “R&D Spending Obligation”) over the course of the “R&D Spend Measurement Period” (the period commencing on the Agreement Date and ending three years following Steering Committee approval of the initial Statement of Work for calendar year 2007). If the Company breaches its R&D Spending Obligation, in addition to certain royalty-free, non-exclusive licensing rights which would be granted to Abengoa, the Company is obligated, at Abengoa’s election, to either (x) issue Additional Shares or (y) remit to Abengoa a cash sum, in either instance having a dollar value equal to the amount by which $10,000,000 exceeds the dollar value of the Applicable R&D Spend (the amount so expended by Dyadic to perform such research described above), and if shares are used, they are valued at the greater of (x) $4.68 per share or (y) the closing selling price of the shares on the AMEX on the last trading day in the R&D Spend Measurement Period. The Company has agreed to guarantee Dyadic-Florida’s punctual payment and performance of its obligations to Abengoa under the R&D Agreement.

The shares issued to Abengoa at closing were not registered under the Securities Act of 1933 (the “Securities Act”). Pursuant to the Abengoa Securities Purchase Agreement, the Company filed a registration statement with the SEC covering the resale of the shares issued at closing, as well as additional shares, if any, issuable after closing. The Company filed the registration statement with the SEC on December 21, 2006 and the SEC declared the registration statement effective on January 17, 2007. The Company is required to keep the registration statement effective until the earlier of the date on which the shares have been sold or can be sold publicly under Rule 144(k) of the Securities Act. The Company may suspend the use of the registration statement for a 20-day trading period for as many as two times in any 12-month period. In the event the registration statement ceases to be effective during the registration period due to certain events, the Company has agreed to pay to Abengoa cash, as liquidated damages, equal to 1% of (x) the number of shares held by Abengoa at time of such event and (y) the purchase price paid by Abengoa for such shares then held, provided that the total amount of all of these payments is not permitted to exceed 10% of the aggregate purchase price paid by Abengoa. Abengoa shall not be entitled to liquidated damages if an event causes the registration statement to cease being effective before the first anniversary of the closing date.

Under the Abengoa Securities Purchase Agreement, Abengoa has agreed for a period of one year following the closing date to maintain exclusive beneficial ownership of, as well as an exclusive pecuniary interest in, all of the shares and other securities, if any, issuable to it pursuant to the Abengoa Securities Purchase Agreement. Furthermore, Abengoa has agreed for a period of two years following the closing date to refrain from directly or indirectly increasing its beneficial ownership, or pecuniary interest, in more than 15% of the Company’s shares.

On November 17, 2006, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors to purchase in a private placement 2,787,000 shares of its common stock at a price of $4.68 per share and warrants to purchase up to 557,400 shares of its common stock at an exercise price of $6.33 per share for gross proceeds of $13,043,160. The Company completed this private placement on December 1, 2006. Cowen and Company, LLC acted as the exclusive placement agent for the private placement for which Dyadic issued to it warrants to purchase up to 83,610 shares of its common stock at $5.24 per share and warrants to purchase up to 16,722 shares of its common stock at $6.33 per share.

The warrants issued to the investors become exercisable on May 31, 2007, expire three years thereafter, contain price adjustment and economic anti-dilution features, as well as anti-dilution protection from stock splits and similar events, contain limited cashless exercise procedures and are callable by the Company under certain circumstances. The warrants issued to the placement agent are substantially identical to the warrants issued to the investors, except that (i) the warrant for 83,610 shares has an exercise price of $5.24 per share rather than $6.33 per share and (ii) they have a five-year term rather than a three-year term and (iii) they provide for unqualified cashless exercise procedures rather than limited cashless exercise procedures.

The Company will use the resulting net proceeds of approximately $12,100,000 to continue development of the Dyadic Platform Technology for applications in the markets targeted by its businesses, with the goal of strengthening its product pipeline and accelerating the commercial launch of new products in pulp and paper, animal feed and other areas, and expanding R&D infrastructure as well as sales and marketing efforts.

Historical Results of Operations

The Company has incurred losses from operations during the last several years, which have resulted in an accumulated deficit of approximately $44,890,000 as of December 31, 2006. The Company attributes these operating results to discretionary research and development expenditures to improve the Dyadic Platform Technology which may have utility across broad and as of yet, untapped markets. Operating losses have also been the result of the expansion of the Company’s operations and administrative support staff as a public company engaged in enzyme biotech research, and its increased sales and marketing spending to expose new products to the marketplace. In order to advance its science and to develop new products, the Company has continued to incur discretionary research and development expenditures during 2006. The Company believes these discretionary research and development expenditures will continue in 2007 and beyond.

The Company believes that there will be sufficient capital to fund its operations and meet its obligations for the next twelve months and beyond. The Company has established a number of flexible contractual relationships in the areas of manufacturing and research and development, enabling it to adjust spending in those areas as necessary, to achieve the objectives of its business plan, and manage both its resources and cash utilization rate. The Company has historically funded losses from operations with proceeds from external borrowings, borrowings from its stockholders, collaborations with third parties, exercises and conversions of equity instruments, and sales of preferred and common equity securities. Additional funds may be needed and raised through public or private debt and/or equity financings or a combination of the foregoing, or licensing or selling of certain technologies or other arrangements. Additional funding, if sought, may not be available at all, or may not be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed may harm the Company’s operations, financial condition and cash flows.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventory

Inventory consists of raw materials and finished goods, including industrial enzymes used in the industrial, chemical and agricultural markets, and is stated at the lower of cost or market using the average cost method. The value of finished goods is comprised of raw materials and manufacturing costs, substantially all of which are incurred pursuant to agreements with independent manufacturers. Provisions have been made to reduce excess or obsolete inventory to net realizable value.

At December 31, 2006, inventories consisted of the following:

Finished goods	$4,711,316
Raw materials	$1,327,764
$6,039,080

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

Intangible Assets

Intangible assets include patent and technology acquisition costs which are being amortized using the straight-line method over the twelve-year terms of the patents. No additional costs related to the patents and technology were incurred and capitalized in 2006 or 2005. The original value of intangible assets of $541,358 is presented net of accumulated amortization of $445,311 as of December 31, 2006, and amortization expense was $52,128 for each of the years ended December 31, 2006 and 2005. Amortization expense will be approximately $52,000 in 2007 and approximately $44,000 in 2008, when these intangible assets will become fully amortized.

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

On April 28, 2006, the Company and its then 82.5% majority owned Asian Subsidiary entered into a satisfaction and purchase agreement with the Asian Subsidiary’s then two minority shareholders, its managing director and one of its other key employees, effective as of January 1, 2006. The minority shareholders received $375,000 in cash and 212,501 shares of unregistered common stock of the Company in consideration for: (i) the transfer to the Company of all of the Asian Subsidiary’s shares (representing 17.5% of its outstanding shares) held by the minority shareholders, bringing the Company’s ownership in the Asian Subsidiary to 100% and relieving the Company’s minority interest liability of approximately $117,000; (ii) a release of the Company for, among other things, a potential $405,000 contingent obligation to the managing director incident to the Company’s purchase of its initial majority interest in the Asian Subsidiary in 1998; and (iii) the cancellation of all indebtedness of the Asian Subsidiary owed to the minority shareholders in the amount of approximately $172,000 of principal and $70,000 of accrued interest, as of the effective date. The Company’s shares were valued at approximately $1,328,000 based on the fair market value of the Company’s common stock on April 28, 2006, the measurement date for accounting purposes. The Company recorded approximately $1,341,000 of goodwill related to the transaction, bringing the net goodwill balance at December 31, 2006 to approximately $1,808,000, which is reflected in the accompanying consolidated balance sheet. Effective May 1, 2006, the Company is recording 100% of the Asian Subsidiary’s operating results in the accompanying consolidated statements of operations.

In accordance with the provisions of SFAS 142, the Company performed an impairment review of its goodwill. This test involved the use of estimates to determine the fair value of the Company's Asian reporting unit and the comparison of fair value to the carrying value of the reporting unit. The impairment review resulted in no goodwill impairment charge.

Long-Lived Assets

The Company reviews its long-lived assets, including fixed assets that are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss to the extent the carrying value exceeds the fair value. The Company records impairment losses resulting from abandonment in loss from operations. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the loss from operations line as general and administrative expenses.

The Company does not believe that the there were any events or changes in circumstances that indicate that the carrying amounts of its long-lived assets may not be recoverable as of December 31, 2006.

Advertising Costs

Advertising costs are expensed as incurred. During the years ended December 31, 2006 and 2005, advertising costs incurred by the Company totaled approximately $18,000 and $13,000, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development

Research and development costs related to both present and future products are charged to operations when incurred. Revenue received for research and development is recognized as the Company meets its obligations under the related agreement.

Research and development costs incurred by type of project during the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Internal development	$1,326,303	$1,949,712
Collaborations	2,910,145	2,705,774
	$4,236,448	$4,655,486

Research and development costs based upon type of cost incurred during the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Personnel related	$807,071	$1,074,383
Laboratory and supplies	132,033	204,901
Outside services	2,910,145	2,705,774
Equipment and depreciation	29,300	431,516
Facilities, overhead and other	357,899	238,913
	$4,236,448	$4,655,486

The Company recognized $12,500 and $150,000 in research and development revenue for the years ended December 31, 2006 and 2005, respectively, which is included in net sales in the accompanying consolidated statement of operations. For the Company’s recognition of revenues under the R&D Agreement with Abengoa, see “Revenue Recognition” below.

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

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as they were anti-dilutive for the respective periods presented:

	Year Ended December 31
	2006	2005
Instruments to purchase common stock:
Stock options outstanding pursuant to the Amended and Restated 2001 Equity Compensation Plan (see Note 9)	2,956,911	1,597,639
Stock options outstanding pursuant to the 2006 Stock Option Plan (see Note 9)	5,000	--
Other stock options	--	65,000
Warrants outstanding (see Note 8)	6,405,384	6,952,776
Common stock issuable pursuant to conversion features related to subordinated convertible notes payable	--	473,835
Total shares of common stock considered anti-dilutive	9,367,295	9,089,250

There are contingently issuable shares under an agreement to conduct research and development activities on behalf of the Company pursuant to the arrangement described in Note 8 Share-Based Compensation - Issuances of Common Stock,of which 87,125 and 292,777 are also excluded from the calculation of diluted net loss per share for the years ended December 31, 2006 and 2005, respectively. Such shares of common stock are unearned, nonvested, restricted shares that will be considered outstanding once earned under the agreement. As of December 31, 2006 and 2005, 213,175 and 7,523 shares were earned and outstanding, respectively.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 sets forth four basic criteria that must be met before SEC registrants can recognize revenue. These criteria are: persuasive evidence of an arrangement must exist; delivery had to have taken place or services had to have been rendered; the seller's price to the buyer should be fixed or determinable; and collectibility of the receivable should be reasonably assured. Sales not meeting any of the aforementioned criteria are deferred. The Company recognizes revenue when title passes to the customer, based upon the specified freight terms for the respective sale. Sales are comprised of gross revenues less provisions for expected customer returns, if any. Reserves for estimated returns and inventory credits are established by the Company, if necessary, concurrently with the recognition of revenue. The amounts of reserves are established based upon consideration of a variety of factors, including estimates based on historical returns.

Revenues under the R&D Agreement with Abengoa are recognized in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent. According to the criteria established by EITF Issue No. 99-19, the Company is the primary obligor of the agreement because it is responsible for the selection, negotiation, contracting and payment of the third party suppliers. In addition, any liabilities resulting from the agreement are the responsibility of the Company. Research and development revenues are recognized, on a gross basis, as activities are performed under the terms of the related agreement. As of December 31, 2006, the Company had approximately $9,998,000 in deferred research and development obligation which was related to the Abengoa agreement. This amount will be recognized as revenue as the expenses associated with the R&D program contemplated by the R&D Agreement between Abengoa and the Company are incurred. If Abengoa sells all or a portion of its Dyadic shares of common stock after a one-year required holding period, the then remaining deferred research and development obligation balance will be reduced by Abengoa’s profit from the sale of those common stock shares and will be recorded as other income.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Certain accounts receivable from customers are collected and certain accounts payable to vendors are payable in currencies other than the functional currencies of the Company and its subsidiaries. These amounts are adjusted to reflect period-end exchange rates. Net translation adjustments and realized exchange gains and losses are included as a component of foreign currency exchange gains, net, in the accompanying consolidated statements of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported or net loss per common share.

Share-based Compensation

In January 2006, the Company adopted SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Share-based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative.

The Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, compensation expense includes options vesting for share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and share-based payments granted after December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because this transition method was selected, results of prior periods have not been restated. For the year ended December 31, 2006, the Company recorded approximately $788,000 of employee non-cash share-based compensation expense. As a result of adopting SFAS 123(R), the Company’s net loss per share increased $(0.03) for the year ended December 31, 2006. The Company has a net operating loss carryforward as of December 31, 2006 and therefore, no excess tax benefits for tax deductions related to the stock options were recognized. As of December 31, 2006, unamortized non-cash share-based compensation expenses of approximately $2,000,000 remain to be recognized over a weighted average period of approximately three years.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25 and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting for the unvested portion of all outstanding stock options awarded to employee and non-employee directors of the Company from May 2001 to December 15, 2005 under the 2001 Equity Compensation Plan, as amended (the “2001 Equity Plan”). While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1,200,000 shares of the Company’s common stock, of which approximately 600,000 were then held by the Company’s executive officers and non-employee directors, became immediately exercisable. The exercise prices of the affected stock options ranged from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense the Company would otherwise recognize in its consolidated statements of operations with respect to these accelerated options upon the adoption of SFAS 123(R). The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s consolidated statements of operations upon implementation of SFAS 123(R) is approximately $1,300,000. All option grants made on and after January 1, 2006 are accounted for in accordance with SFAS 123(R).

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

The following table sets forth the pro forma disclosure of the Company’s net loss and net loss per share for the prior year ended December 31, 2005 assuming the estimated fair value of the options were calculated pursuant to SFAS 123(R) and amortized to expense over the option-vesting period:

Year Ended
December 31, 2005
Net loss applicable to holders of common stock, as reported for basic and diluted calculations	$(10,514,570)
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(1,599,134)
Pro forma net loss applicable to holders of common stock, basic and diluted calculations	$(12,113,704)

Basic and diluted net loss per common share, as reported	$(0.48)

Basic and diluted pro forma net loss per common share	$(0.55)

The fair value for these options (which are granted with an exercise price equal to fair market value on the grant date) was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended
December 31, 2005
Average Risk-Free Interest Rate	4.00%
Dividend Yield	0%
Average Volatility Factor	50%
Average Option Life	5 Yrs

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

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. The Company does not believe that the adoption of SFAS 159 will have an impact on its consolidated results of operations, financial condition or cash flows.

As discussed above and in Note 9, Stock Options, the Company adopted FASB No. 123(R) effective January 1, 2006 using the “modified prospective” method. The Company recognized non-cash share-based compensation expense for its share-based stock option awards of approximately $788,000 during the fiscal year ended December 31, 2006 which was calculated under the provisions of SFAS 123(R).

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application was permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after September 1, 2005.  The Company adopted this standard on January 1, 2006. The adoption of SFAS 154 did not have a significant impact on its consolidated results of operations, financial position or cash flows.

In September 2006, the FASB adopted Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that the adoption of SFAS 157 will have an impact on its consolidated results of operations, financial condition or cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for fiscal years ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior year immaterial misstatements in quantifying current year misstatements for the purpose of a materiality assessment on both the balance sheet and income statement. SAB 108 would require restatement of prior year financial statements for current year misstatements even if the revisions are immaterial to those prior years, if the correction would be material to the current year. SAB 108 allows for the cumulative effect of the initial application to be made to beginning retained earnings. The adoption of SAB 108 did not have an impact on its consolidated results of operations, financial condition or cash flows.

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

In 2006, there was one customer that accounted for approximately 10% of net sales while in 2005 there were two customers that accounted for approximately 10% each of net sales. There were two customers in 2006 whose trade receivable balances equaled or exceeded 5% of total receivables, representing approximately 17% and 6%, respectively, of total accounts receivable. The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

The Company conducts operations in Hong Kong, mainland China, Poland and The Netherlands through its foreign subsidiaries. The net assets (liabilities) of the Company as of December 31, 2006 that have foreign currency exchange exposure and the related foreign currencies are as follows: approximately $954,000 - Hong Kong Dollar, $961,000 - Chinese Yuan, $14,000 - Polish Zloty and $(31,000) - Euro, respectively.

The Company generates a large portion of its sales to customers that are located outside the United States. Sales to external customers attributed to foreign countries, defined as the location of the corporate office of those customers, totaled $13,770,152 and $14,459,260 for the years ended December 31, 2006 and 2005, respectively.

The Company does not own enzyme manufacturing facilities, but instead has employed two contract manufacturers who have produced all of its products. The key contract manufacturer is Polfa Tarchomin, SA, (“Polfa”), located in Warsaw, Poland, which has been producing commercial enzymes since 2001 under a 10-year contract, which is cancellable under certain circumstances, with several 10-year renewal options exercisable at the Company’s discretion. The second contract manufacturer, Martek BioSciences, is used only on a limited basis. The majority of the Company’s production requirements are satisfied by the single manufacturing facility operated by Polfa, leaving the Company vulnerable to a failure of performance by this manufacturer.

4. Fixed Assets

At December 31, 2006, fixed assets consisted of the following:

	Estimated Useful Life	Amount
Lab and manufacturing equipment	3-10	$2,135,268
Furniture and fixtures	3-7	376,402
Leasehold improvements	5	202,178
Land	Indefinite	1,003,458
Vehicles	4-5	123,239
		3,840,545
Less accumulated depreciation and amortization		(2,027,077)
Total net fixed assets		$1,813,468

Depreciation and amortization expense of fixed assets for the years ended December 31, 2006 and 2005 is approximately $250,000 and $535,000, respectively, of which approximately $129,000 and $85,000 is included in cost of goods sold and approximately $121,000 and $450,000 is included in general and administrative costs, respectively, in the accompanying consolidated statements of operations.

5. Accrued Expenses

At December 31, 2006, accrued expenses consisted of the following:

Accrued wages and benefits	$767,495
Accrued expenses relating to vendors and others	595,309
Research and development	437,188
Accrued taxes payable	105,390
$1,905,382

6. Short Term Notes Payable

At December 31, 2006, the Company had approximately $191,125 of short term notes payable, related to bank cash advances from customer Letters of Credit (“LOC’s”). The LOC’s were settled in January and February of 2007. The Company incurred charges of approximately $2,500 related to these advances and incurred interest expense at a rate of 7.25% per annum.

7. Long-Term Liabilities

Long Term Note Payable

Long term note payable to stockholder consisted of the following at December 31, 2006:

Loan payable with a rate of 8% as of December 31, 2006 to Mark A. Emalfarb Trust (Bridge Loan), secured by all assets of the Company, in the original principal amount of $3,000,000, principal and accrued interest due January 1, 2009. Accrued interest of $239,941 included in principal balance. Net of unamortized beneficial conversion feature of $46,109.	$2,378,832

Bridge Loan

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

The Mark A. Emalfarb Trust and other Dyadic-Florida stockholders, collectively, were also granted warrants to purchase up to 1.5 million shares of the Company's common stock at the lesser of $4.50 per share or the Series A Preferred conversion price, expiring ten years from the date of grant (the Bridge Loan Warrant). In November 2004, the exercise price of the Bridge Loan Warrant was reduced to $3.33 and the maturity date was extended to January 1, 2007 in connection with the Merger (see Note 1). As a result, approximately $343,000, representing the incremental fair value of the modified warrant as compared to the fair value of the original warrant immediately before the modification, was being amortized to interest expense through the new maturity date.

On April 30, 2006, the then maturity date of the Bridge Loan was extended from January 1, 2007 to January 1, 2008. The then remaining unamortized portion of $76,848 of the beneficial conversion feature related to the modified Bridge Loan Warrants is being amortized through the new maturity date. Approximately $69,000 and $115,000 was amortized to interest expense during the years ended December 31, 2006 and 2005, respectively. Interest expense on the Bridge Loan excluding the amortization of the beneficial conversion feature, was approximately $194,000 for each of the years ended December 31, 2006 and 2005. On March 21, 2007, the maturity date of the Bridge Loan was extended from January 1, 2008 to January 1, 2009.

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

During each of the years ended December 31, 2006 and 2005, approximately $256,000 was amortized to interest expense related to the beneficial conversion features. Interest expense related to the convertible notes excluding the amortization of the beneficial conversion feature, was approximately $31,000 and $95,000 for the years ended December 31, 2006 and 2005, respectively.

The Mark A. Emalfarb Trust and Francisco Trust are major stockholders of the Company and are trusts whose beneficiaries are the Company's President, Chief Executive Officer and Chairman, and the wife and children of Mark A. Emalfarb, respectively.

Notes Payable - Minority Shareholders

On April 28, 2006, the Company purchased the remaining 17.5% of shares held by the then two minority shareholders of its Asian subsidiary, giving the Company 100% ownership of that subsidiary (see Note 8, Share-Based Compensation, Issuances of Common Stock). The minority shareholders received $375,000 in cash and 212,501 shares of unregistered Dyadic common stock in consideration for, among other things, the cancellation of the subordinated notes under which the Company owed the minority shareholders approximately $172,000 of principal and $70,000 of accrued interest; relief of the Company’s minority interest liability of approximately $117,000; and a release of the Company for a potential $405,000 contingent obligation to the managing director incident to the Company’s purchase of its initial majority interest in the Asian Subsidiary in 1998.

Interest expense on the subordinated notes payable to the minority stockholders of the Asian subsidiary was approximately $3,400 and $10,300 for the years ended December 31, 2006 and 2005, respectively.

8. Share-Based Compensation

Issuances of Common Stock

On March 22, 2006, the Company issued 11,990 shares of common stock under the Dyadic International, Inc. 2001 Equity Compensation Plan (the “Equity Plan”), to Glenn E. Nedwin, Ph.D., the Company’s Chief Scientific Officer, Executive Vice President, President of the BioPharma Business and a director, as a signing bonus per his employment agreement. The shares were valued at $50,000 based on the fair market value of the Company’s common stock on the date of grant.

On April 28, 2006, the Company and its then 82.5% majority owned Asian Subsidiary entered into a satisfaction and purchase agreement with the Asian Subsidiary’s then two minority shareholders, its managing director and one of its other key employees, effective as of January 1, 2006. The minority shareholders received $375,000 in cash and 212,501 shares of unregistered common stock of the Company. The Company’s shares were valued at approximately $1,328,000 based on the fair market value of the Company’s common stock on April 28, 2006, the measurement date for accounting purposes. As of May 1, 2006, the Company is recording 100% of the Asian Subsidiary’s operating results in the accompanying condensed consolidated statements of operations.

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

On October 26, 2006, the Company entered into the Abengoa Securities Purchase Agreement with Abengoa, a subsidiary of Abengoa S.A.. Also on October 26, 2006, Dyadic-Florida entered into a non-exclusive research and development agreement with Abengoa pertaining to the conduct of a research and development (“R&D”) program to be completed over a period of up to three and one-half years, under which Dyadic-Florida will seek to apply its proprietary technologies to the development of cost-effective enzyme mixtures and related processing and manufacturing technologies for commercial application in Abengoa’s bioethanol (cellulosic ethanol) production process (the “R&D Agreement”).

Under the terms of the Abengoa Securities Purchase Agreement, Abengoa paid the Company $10,000,000, for which it was issued 2,136,752 shares of the Company’s common stock at $4.68 per share (the closing share price on October 25, 2006, as reported on the American Stock Exchange). The Company completed this transaction on November 8, 2006. Under certain circumstances, as described below, Dyadic may have to issue additional securities to Abengoa. As of December 31, 2006, unused proceeds of approximately $9,998,000 are recorded as deferred research and development obligation in the accompanying consolidated financial statements and will be recognized as revenue as the expenses associated with the R&D program described above are incurred. The costs incurred in connection with the Abengoa Securities Purchase Agreement are included in other assets at December 31, 2006 and will be amortized in relation to the revenue recognized under the deferred research and development obligation.

If within six months following the date of closing the Company has not entered into a specified type of transaction involving the sale of its securities totaling at least $20,000,000 in gross proceeds, then Abengoa is entitled to receive three-year warrants to purchase 427,351 shares at an exercise price of $5.85. If the sale of securities totaling at least $20,000,000 is at a price lower than $4.68 per share, Abengoa is entitled to have additional shares issued to them so that their investment is at the same price. If the sale of securities includes warrants, Abengoa’s pro rata warrant coverage and other warrant terms are to be the same as those in the securities transaction rather than the warrant terms discussed above. For additional disclosure regarding this transaction, see Note 1, Organization and Operations - Capital Raising Activities.

On November 17, 2006, the Company entered into the Securities Purchase Agreement with certain investors to purchase in a private placement 2,787,000 shares of its common stock at a price of $4.68 per share and warrants to purchase up to 557,400 shares of its common stock at an exercise price of $6.33 per share for gross proceeds of $13,043,160. The private placement was completed on December 1, 2006. Cowen and Company, LLC acted as the exclusive placement agent for the private placement for which they received warrants to purchase up to 83,610 shares of the Company’s common stock at $5.24 per share and warrants to purchase up to 16,722 shares of common stock at $6.33 per share. The Company incurred $954,682 of costs related to the private placement. These costs are included as a reduction of additional paid-in capital.

During the year ended December 31, 2006, the Company received an aggregate of approximately $6,901,000 in proceeds from the exercises of the following instruments: (i) warrants to purchase an aggregate of 495,460 shares of its common stock at an exercise price of $3.33 per share, (ii) warrants to purchase an aggregate of 709,664 shares of its common stock at an exercise price of $5.50 per share, (iii) stock options to purchase an aggregate of 274,950 shares of its common stock, granted under the 2001 Equity Plan, with exercise prices ranging from $2.08 to $4.50 per share, and (iv) stock options to purchase an aggregate of 65,000 shares of common stock, granted prior to the 2001 Equity Plan, with an exercise price of $4.50 per share.

During the years ended December 31, 2006 and 2005, the Company issued 205,652 and 7,523 shares of common stock, respectively, pursuant to a Development Agreement with a third party for services rendered to the Company for research and development projects. The original term of the Development Agreement was a 26-month period ending September 30, 2006. In December 2004, the term was extended to December 31, 2006 and in December 2006 the term was extended to April 30, 2007. The Company originally placed 300,300 shares of common stock in escrow which is being issued to the third party as earned during the contractual period, at which time they are deemed to be outstanding. Per the Development Agreement, the price used to calculate the number of shares issued was set at $3.33 per share. The stated value of the services rendered is then divided by the share price of $3.33 to determine the number of shares earned. The Company has recognized non-cash R&D expense of approximately $1,063,000 and $25,000 for the years ended December 31, 2006 and 2005, respectively, based on the fair market value of the Company’s common stock on the measurement dates. The number of shares held in escrow as of December 31, 2006 is 87,125 and an aggregate of 213,175 shares have been earned to date.

On March 1, 2007 (the “Effective Date”), the Development Agreement was extended for one year (through February 29, 2008), with an option to extend an additional twelve months. The total cost of the one year extension is $1,650,600, which will be billed to the Company on a monthly basis, based upon the actual amount of time incurred by the third party. Each monthly amount is payable 86% in cash (the “Cash Amount”) and 14% in unregistered shares of the Company’s common stock (the “Equity Amount”). The shares are payable in two installments; the first installment to be delivered on the 35th day following the six month anniversary of the Effective Date and the second installment to be delivered on the 35th day following the twelve month anniversary of the Effective Date. The number of shares will be equal to the Equity Amount divided by the closing price of the Company’s stock on the Effective Date ($5.91). The Company may terminate the Agreement upon 60 days prior written notice.

Warrants

At December 31, 2006 and 2005, 6,405,384 and 6,952,776 shares of common stock have been reserved for issuance under outstanding warrants, respectively. All of the warrants are fully vested and have expiration dates ranging from October 29, 2009 to May 29, 2013. Information concerning the Company’s warrant activity is as follows:

	2006		2005
		Weighted Average		Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding, at the beginning of year	6,952,776	$4.88	1,500,000	$3.33
Exercised	(1,205,124)	4.61	--	--
Granted	657,732	6.19	5,452,776	5.30
Outstanding, at the end of year	6,405,384	$5.06	6,952,776	$4.88

In December 2006, the Company issued warrants to purchase up to 557,400 shares of its common stock at an exercise price of $6.33 per share related to investors in a private placement (see “Issuances of Common Stock” above). Cowen and Company, LLC acted as the exclusive placement agent for the private placement for which the Company issued to it warrants to purchase up to 83,610 shares of the Company’s common stock at $5.24 per share and warrants to purchase up to 16,722 shares of the Company’s common stock at $6.33 per share.

The warrants issued to the investors become exercisable on May 31, 2007, expire three years thereafter, contain price adjustment and economic anti-dilution features, as well as anti-dilution protection from stock splits and similar events, contain limited cashless exercise procedures and are callable by us under certain circumstances. The warrants issued to the placement agent are substantially identical to the warrants issued to the investors, except that (i) the warrant for 83,610 shares has an exercise price of $5.24 per share rather than $6.33 per share and (ii) they have a five-year term rather than a three-year term and (iii) they provide for unqualified cashless exercise procedures rather than limited cashless exercise procedures.

9. Stock Options

In January 2006, the Company adopted SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Share-based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. Pro forma disclosure, which has previously been used by the Company, is no longer an alternative.

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

On December 15, 2005, the Board of Directors of the Company approved the acceleration of vesting for the unvested portion of all outstanding stock options awarded to employee and non-employee directors of the Company from May 2001 to December 15, 2005 under the 2001 Equity Compensation Plan, as amended (the “2001 Equity Plan”). While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1,200,000 shares of the Company’s common stock, of which approximately 600,000 were then held by the Company’s executive officers and non-employee directors, became immediately exercisable. The exercise prices of the affected stock options ranged from $1.90 to $5.93 and the closing price of the Company’s common stock on December 15, 2005, was $1.75.

The purpose of the accelerated vesting was to provide a non-cash benefit to the Company’s employees and to eliminate future compensation expense the Company would otherwise recognize in its consolidated statements of operations with respect to these accelerated options upon the adoption of SFAS 123(R). The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s consolidated statements of operations upon implementation of SFAS 123(R) is approximately $1,300,000. All option grants made on and after January 1, 2006 are accounted for in accordance with SFAS 123(R).

The Company’s Amended and Restated 2001 Equity Plan and 2006 Option Plan (see below) are each considered to be compensatory plans under SFAS 123(R).

Description of Equity Plans

Amended and Restated 2001 Equity Compensation Plan

Effective May 2001, the Company’s Board of Directors adopted the Dyadic International, Inc. 2001 Equity Compensation Plan (the “2001 Equity Plan”) under which 1,302,989 shares of common stock were reserved for issuance. In September 2004, by written consent, the Company's Board of Directors and stockholders approved an increase in the authorized number of shares of common stock under the 2001 Equity Plan from 1,302,989 to 5,152,447. All employees, as well as members of the Company's Board of Directors and Key Advisors, (as defined in the 2001 Equity Incentive Plan), are eligible to participate under the 2001 Equity Plan. Under the 2001 Equity Plan, the Company may issue incentive stock options and nonqualified stock options to purchase shares of common stock, or the Company may issue shares of common stock. Such shares, if issued, may be subject to restrictions, as disclosed in the 2001 Equity Plan. In addition to stock options and stock grants, the 2001 Equity Plan allows for the issuance of Performance Units to an employee or Key Advisor. Each Performance Unit represents the right to receive an amount, in cash or in the Company's common stock, as determined by a committee of the Company's Board of Directors, based on the value of the Performance Unit, if established performance goals are met.

The 2001 Equity Plan was amended and restated effective as of January 1, 2005 by the Company’s Board of Directors on April 1, 2006 and approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders in June 2006 to (a) reduce the number of shares of common stock available for issuance under the plan to 4,478,475 shares from 5,152,447 shares (b) to conform certain provisions of the plan to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and (c) to increase the maximum limitation of shares that may be subject to awards granted under the plan to any one individual for any fiscal year during the term of the plan to 1,200,000 shares from 100,000 shares. As of December 31, 2006, there were 2,956,911 stock options outstanding and 1,502,940 available for grant under the plan. The terms of the options outstanding under the plan range between five and ten years.

2006 Stock Option Plan
The Dyadic International, Inc. 2006 Stock Option Plan (the “2006 Option Plan”) was adopted by the Company’s Board of Directors in April 2006 and approved by stockholders at the 2006 Annual Meeting of Stockholders in June 2006. The purpose of the 2006 Option Plan is to retain and attract key management, employees, nonemployee directors and consultants by providing those persons with a proprietary interest in the Company. The compensation committee will administer the 2006 Option Plan and may grant stock options, which may be incentive stock options or nonqualified stock options that do not comply with Section 422 of the Internal Revenue Code. Under the 2006 Option Plan, 2,700,000 shares of common stock have been reserved for issuance. As of December 31, 2006, there were 5,000 stock options outstanding and 2,695,000 available for grant under the plan. The term of the options outstanding under the plan is ten years.
The Amended and Restated 2001 Equity Plan and the 2006 Option Plan are sometimes collectively referred to as the “Equity Compensation Plans”. All options granted under the Equity Compensation Plans are service-based and typically vest over a four year period except for 667,533 options which are performance-based and vest based upon the achievement of certain benchmarks. As of December 31, 2006, there were 33,377 performance-based options that were exercisable and 1,259,593 service-based options that were exercisable.

The Company recognized non-cash share-based compensation expense for its share-based awards of approximately $788,000 and $77,000 for the years ended December 31, 2006 and 2005, respectively. These charges had no impact on the Company’s reported cash flows. Total non-cash share-based compensation expense was allocated among the following expense categories:

	Year Ended December 31
	2006	2005
General and administrative	$592,000	$58,000
Research and development	89,000	19,000
Cost of goods sold	32,000	--
Selling and marketing	75,000	--
	$788,000	$77,000

Under the modified prospective method of transition under SFAS 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under the new standard. Therefore, the results for the year ended December 31, 2006 are not comparable to the prior year.

The Company has determined its non-cash share-based compensation expense under SFAS 123(R) for the year ended December 31, 2006 as follows:

Valuation of Stock Options

Share-based compensation related to stock options is determined using the single option approach under the Black-Scholes valuation model. The fair value of options determined under SFAS 123(R) is amortized to expense over the vesting periods of the underlying options, generally four years.

The fair value of stock option awards for the year ended December 31, 2006 was estimated on the date of grant using the assumptions in the following table. The expected volatility in this model is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time awards are granted, based on maturities which approximate the expected life of the options. The expected life of the options granted is estimated using the historical exercise behavior of employees. The expected dividend rate takes into account the absence of any historical payments and the Board of Director’s intention to retain all earnings, if any, for future operations and expansion.

Year Ended
December 31, 2006
Average Risk-Free Interest Rate	4.71%
Dividend Yield	0%
Average Volatility Factor	73%
Average Option Life	5 Yrs

Forfeiture Rate for Options

The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes for all share-based awards. The Company considered its historical experience of option forfeitures as the basis to arrive at its estimated average option forfeiture rate of 5% per year for the year ended December 31, 2006 for all stock option awards.

Equity Compensation Plans Awards Activity

Information with respect to the Company’s Equity Compensation Plans and grants of 65,000 options to nonemployees prior to the Company’s adoption of either of the Equity Compensation Plans is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,662,639	$3.61	$--
Granted	1,711,722	4.61	--
Exercised	(339,950)	4.02	--
Expired	(12,500)	4.50	--
Cancelled	(60,000)	4.54	--
Outstanding at December 31, 2006	2,961,911	$4.12	$5,895,441
Exercisable at December 31, 2006	1,292,970	$3.65	$3,189,243

The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $2.72 per share. The total intrinsic value of options exercised during the year ended December 31, 2006 was $820,348, or $2.41 per share.

Cash received from option exercises during the year ended December 31, 2006 was $1,348,402. The Company has a net operating loss carryforward as of December 31, 2006 and therefore, no excess tax benefits for tax deductions related to the stock options were recognized.

A further detail of the options outstanding as of December 31, 2006 is set forth as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life in Years	Weighted-Average Exercise Price Per Share	Options Exercisable	Weighted-Average Exercise Price Per Share
$1.83 - $2.90	394,467	3.69	$2.46	266,154	$2.47
2.96 - 3.80	1,180,411	3.45	3.23	706,439	3.39
4.39 - 4.66	604,500	6.83	4.57	182,000	4.51
5.92 - 7.13	782,533	4.15	5.95	138,377	6.14
	2,961,911	4.36	$4.12	1,292,970	$3.65

Unrecognized Share-Based Compensation Expense

As of December 31, 2006, there was approximately $2,013,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Equity Incentive Plans. This expense is expected to be recognized over a weighted-average period of 2.9 years as follows:

Fiscal Year 2007	$683,000
Fiscal Year 2008	662,000
Fiscal Year 2009	591,000
Fiscal Year 2010	77,000
$2,013,000

10. Commitments and Contingencies

Employment Agreements

In 2001, the Company entered into an employment agreement with Mark A. Emalfarb, the Company's President and Chief Executive Officer. The agreement commenced on April 1, 2001, and terminated on March 30, 2004, but renewed for an additional two years because neither party gave written notice 60 days prior to March 30, 2003. In March 2006, the agreement was amended (the “First Amendment”) to extend the term of Mr. Emalfarb’s employment by one year, from March 30, 2006 to March 30, 2007, and to add an automatic renewal provision for succeeding one year terms unless either party gives the other a notice of non-renewal not less than 90 days prior to the expiration of the then term. The agreement automatically renewed on April 1, 2007, as neither party provided the other party a notice of non-renewal at least 90 days prior to March 30, 2007. The First Amendment makes no other changes to Mr. Emalfarb’s employment agreement. The agreement provides for an annual base salary of $300,000 and the payment of an annual bonus (based on goals and objectives to be agreed upon by the Board and Mr. Emalfarb) for each fiscal year or portion of a fiscal year, including but not limited to research and other business milestones, sales, profitability or cash flow goals. The Company agrees to cause the compensation committee to grant Mr. Emalfarb options to the same extent as the committee grants to other senior executives of the Company and on the same terms and conditions.
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

In March 2005, the Company entered into employment agreements with one of its executive officers and one of its key employees, and in connection therewith, promoted them to new offices: Mr. Kent M. Sproat, formerly Vice President, Manufacturing, was promoted to Executive Vice President, Enzyme Business and Mr. Ratnesh (Ray) Chandra, formerly Vice President, Marketing - BioPharma, was promoted to Senior Vice President, Marketing - Biotechnology Systems. Mr. Sproat was also promoted to the office of Executive Vice President of the Company’s operating subsidiary, Dyadic International (USA), Inc., a Florida corporation (“Dyadic-Florida”). Currently, Mr. Sproat serves as Executive Vice President, Manufacturing and Special Projects. The annual base compensation of Mr. Sproat and Mr. Chandra is $195,700 and $175,350, respectively. Mr. Sproat’s and Mr. Chandra’s employment agreements include provisions that might entitle them to extended severance benefits following the occurrence of a “Change of Control,” as defined, of either the Company or its BioPharma Business, in the case of Mr. Chandra, and following the occurrence of a “Change of Control” of either the Company or its Enzymes Business, in the case of Mr. Sproat. Under both agreements, upon a termination of the executive’s employment by the Company or its successor-in-interest other than “for Cause,” or a termination of his employment by the executive which is a “Constructive Termination of Employment Without Cause,” as defined, within 12 months following the occurrence of a Change of Control, he will become entitled to a severance benefit of monthly installments in the amount of 1/12th of his then annual base compensation for 18 months.

In addition, the Company entered into four other employment agreements with officers and key employees during 2005. The initial term of employment under all six employment agreements ends on December 31, 2007, with automatic one-year renewals unless either party furnishes the other a notice of non-renewal not less than 90 days prior to the expiration of the then term. Each of them is eligible to earn a bonus each year of up to 40% of his annual base compensation based upon a bonus plan to be adopted and maintained by the compensation committee of the Board of Directors of the Company (the “Compensation Committee”) for such year.

Each employment agreement is terminable on account of the executive’s death or disability, or by the Company without cause or “for Cause. If the executive’s employment is terminated by the Company other than “for Cause,” upon the condition that he furnish the Company with a full general release, he is entitled to receive a severance benefit of monthly installments in the amount of 1/12th of his then annual base compensation for a period of 6 months for a combined potential severance benefit of up to approximately $553,000.

In March 2006, the Company entered into an agreement with Dr. Glenn E. Nedwin to become (i) the Company’s Chief Scientific Officer, (ii) an Executive Vice President of the Company and (iii) the President of the BioPharma business of the Company’s wholly-owned subsidiary, Dyadic International (USA), Inc., a Florida. The initial term of Dr. Nedwin’s employment ends December 31, 2008, with automatic one-year renewals unless either party furnishes the other a notice of non-renewal not less than 120 days prior to the expiration of the then term. Dr. Nedwin’s annual base salary is $300,000, and he is eligible to earn a bonus each year of up to 25% of his then annual base salary based upon a bonus plan adopted and maintained by the Compensation Committee of the Board of Directors of the Company for such year. Dr. Nedwin has been elected to the Board as a Class III director effective on the Effective Date, for a term which expires at the 2007 annual stockholders meeting.

The employment agreement is terminable on account of Dr. Nedwin’s death or disability, by Dr. Nedwin for “Good Reason” , as defined, or by the Company without cause or “for Cause”, as defined. If Dr. Nedwin’s employment is terminated by the Company other than “for Cause,” upon the condition that he furnish the Company with a full general release, he is entitled to receive a severance benefit of monthly installments in the amount of 1/12th of his then annual base salary for the eighteen (18) month period following that termination, provided that the amount of his severance benefits are reduced on a dollar-for-dollar basis by the amount of any remuneration he may earn during the severance period for the performance of services as an employee, or independent contractor or agent.

Employee Benefit Plan

The Company has a 401(k) defined contribution plan in which all employees are eligible to participate. Participants may elect to defer up to 80% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. The Company elected not to provide for matching employer contributions for the years ended December 31, 2006 and 2005.

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

The Company made a request of its product manufacturer to expand production capacity in order to produce higher volumes of existing and new products. The Company concluded an agreement in December 2004 with the manufacturer to provide an additional 50 cubic meters of fermentation capacity and associated recovery capacity with the majority of the capital necessary for this expansion to be provided by the manufacturer (“Additional Expansion Costs”). This expansion has been completed and became fully operational in October 2006. Dyadic made direct payment for certain removable equipment for this expansion of approximately $133,000. Should the Company require additional capacity in the future, and the current contract manufacturer cannot obtain the funding necessary to provide the needed capital to honor its obligation to the Company under the Manufacturing Agreement, this will negatively affect the Company's ability to meet its production requirements and therefore impact its financial position, results of operations and cash flows. In such an event, the Company would have to locate additional capacity with another contract manufacturing facility.

The Manufacturing Agreement requires the payment of monthly charges based on capacity usage, ultrafiltration costs, disposal costs, raw material costs and reimbursement of plant modification costs. In July 2001, the Company agreed to pay a total of approximately $1.6 million in plant modification costs in monthly installments of $28,088, plus LIBOR (3.6% at December 31, 2006), and in 2006, agreed to pay an additional $1.0 million in expansion costs in monthly installments of $11,546 plus LIBOR, both over seven-year periods. The Company agreed to make a prepayment of $225,000 of the $1.0 million in January 2007. All payments are denominated in Euros. Remaining minimum payments under the Manufacturing Agreement and the Additional Expansion Costs, including interest at the December 31, 2006 LIBOR rate, are as follows:

Year ending December 31,	Manufacturing Agreement	Additional Expansion Costs
2007	$337,051	$363,552
2008	112,402	138,551
2009	--	138,551
2010	--	138,551
2011	--	138,552
2012	--	17,465
	$449,403	$935,222

The Manufacturing Agreement is being accounted for as service agreement and the Additional Expansion Costs is being treated as an operating lease. Accordingly, annual payments are reflected as a component of cost of goods sold in the annual period in which each payment is due.

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

On July 30, 2004, the Company entered into a Development Agreement with a third party to assist the Company in various research and development projects over the 26-month period ending September 30, 2006. In December 2004, the termination date was extended to December 31, 2006 and in December 2006 the term was extended to April 30, 2007. Under the Development Agreement, the Company is required to utilize, and the third party has committed to provide, research and development assistance valued at approximately $1.25 million. The consideration for these services includes 300,300 shares of the Company's common stock, valued at $1.0 million, and cash, $250,000 of which was paid upon execution of the Development Agreement. Pursuant to the Development Agreement, the 300,300 shares of common stock were placed in escrow and are being issued to the third party as earned during the contractual period, at which time they are considered outstanding. The Development Agreement imposes cash penalties upon the third party in the event of nonperformance under the Development Agreement, beyond the forfeiture of any shares of common stock placed in escrow. The Company has issued an aggregate of 213,175 shares of common stock pursuant to the agreement and the $250,000 cash prepayment has been utilized in full. The number of shares held in escrow as of December 31, 2006 is 87,125.

On March 1, 2007 (the “Effective Date”), the Development Agreement was extended for one year (through February 29, 2008), with an option to extend an additional twelve months. The total cost of the one year extension is $1,650,600, which will be billed to the Company on a monthly basis, based upon the actual amount of time incurred by the third party. Each monthly amount is payable 86% in cash (the “Cash Amount”) and 14% in unregistered shares of the Company’s common stock (the “Equity Amount”). The shares are payable in two installments; the first installment to be delivered on the 35th day following the six month anniversary of the Effective Date and the second installment to be delivered on the 35th day following the twelve month anniversary of the Effective Date. The number of shares will be equal to the Equity Amount divided by the closing price of the Company’s stock on the Effective Date ($5.91). The Company may terminate the Agreement upon 60 days prior written notice.

Litigation, Claims and Assessments

In the opinion of management, there are no known pending or threatened legal proceedings that would have a material effect on the Company's financial position, results of operations or cash flows.

Leases

The Company’s corporate headquarters are located in Jupiter, Florida, in approximately 8,500 square feet of space occupied under a lease with a monthly rental rate of approximately $15,550 that expires on December 31, 2007. The lease has an escalation clause and an option to extend the lease for two years. The Company leases a 3,500 square foot lab facility in Jupiter, Florida, with a monthly rental rate of $1,500 that expires on June 30, 2007. The Company also leases a 3,150 square foot lab facility and a storage building in Greensboro, North Carolina, with a monthly rental rate of $2,035 which expires on December 31, 2007.

The Asian subsidiary leases its office premises and staff accommodations under nine operating lease arrangements for terms ranging from two to ten years.

The Company's Asian subsidiary leases a facility in Hong Kong from a former minority stockholder of the subsidiary. Rent expense under this arrangement was approximately $27,700 and $25,000 for the years ended December 31, 2006 and 2005, respectively.

Dyadic Nederland B.V. leases office and lab space with a monthly rental rate of approximately $4,000, which expires on December 31, 2007 and can be renewed for a one year period through December 31, 2008.
Future minimum lease commitments due for facilities and equipment leases under noncancellable operating leases at December 31, 2006 are as follows:

Operating Leases
2007	$384,644
2008	80,945
2009	75,280
2010	66,102
2011 and thereafter	198,710
Total minimum lease payments	$805,681

Rent expense under all operating leases for the years ended December 31, 2006 and 2005 totaled approximately $307,000 and $316,000, respectively, of which approximately $81,000 and $81,000 is included in cost of goods sold and approximately $226,000 and $235,000 is included in general and administrative costs, respectively, in the accompanying consolidated statements of operations.

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

The Company holds four issued United States patents and two allowed and twenty-eight issued international patents, including claims that cover the C1 Production Technology (a host organism that performs protein expression and related services for laboratory research, clinical trials and commercial production) and 5 PCT Publications. The Company has fifty-two United States and international patent applications filed. The patent positions of biopharmaceutical and biotechnology companies, including the Company's patent position are generally uncertain and involve complex legal and factual questions. The Company will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The Company intends to apply for patents covering both its technologies and products as it deems appropriate. However, existing and future patent applications may be challenged and may not result in issued patents. The Company's existing patents and any future patents it obtains may not be sufficiently broad to prevent others from practicing the Company's technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around the Company's patented technologies. In addition, others may challenge or invalidate the Company's patents, or its patents may fail to provide the Company with any competitive advantages.

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

Litigation, Other Proceedings or Third Party Claims of Intellectual Property Infringement

The Company's commercial success is dependent in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that the Company has entered into with regard to its technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments that the Company may wish to utilize with the Dyadic Platform Technology or products or systems that are similar to products or systems developed with the use of it. If these patent applications result in issued patents and the Company wishes to use the claimed technology, the Company would need to obtain a license from the third party.

Third parties may assert that the Company is employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that the Company's technologies infringe these patents. The Company could incur substantial costs and diversion of management and technical personnel in defending itself against any of these claims or enforcing its patents or other intellectual property rights against others. Furthermore, parties making claims against the Company may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to further develop, commercialize and sell products, and could result in the award of substantial damages against the Company. If a claim of infringement against the Company is successful, the Company may be required to pay damages and obtain one or more licenses from third parties. The Company may not be able to obtain these licenses at a reasonable cost, if at all. In that event, the Company could encounter delays in product commercialization while it attempts to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent the Company from commercializing available products.

Further, the taxonomic classification of the Company’s C1 organism was determined using classical morphological methods.  More modern taxonomic classification methods indicate that C1 will be reclassified as a different genus and species. With the genomic sequence and the partial annotation of the C1 genome to date, the Company is in the process of determining with higher certainty the most likely genus and species of C1. Some of the possible species that C1 could be reclassified as could be the subject of patent rights owned by others.  The Company believes, based on its evaluation of the relevant field of science and its discussions with its consulting professionals that any such patent rights would be invalid, and were litigation over the issue to ensue, the Company believes that it should prevail.  If the Company did not prevail, to settle any such litigation or pre-litigation claims, it could be required to enter into a cross-licensing arrangement, pay royalties or be forced to stop commercialization of some of its activities.

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

The Commercial Land Purchase and Sale Agreement obligates Dyadic to commence development of the Site within two (2) years following the closing date (ending July 31, 2007). During this two-year period, Dyadic is prohibited from re-transferring the Site to any other person other than (i) in connection with a sale of Dyadic, (ii) to an affiliate or (iii) with the approval of Dyadic's Board of Directors (a majority of its independent directors), to the Francisco Trust, the Mark A. Emalfarb Trust and/or any entity that is controlled, directly or indirectly, by Mark A. Emalfarb and/or his family members. It is not the Company’s intention to use its own funds to develop this Site, therefore the Company is considering such options as a joint venture or other arrangement to accomplish the development of the Site. There can be no assurance, however, that any joint venture or other arrangements will occur within the prescribed timeframe.

If after July 31, 2007, Dyadic has not commenced development of the Site, then at the election of Holdings, in exchange for a reconveyance Deed, it must pay to Dyadic a "Reconveyance Purchase Price" equal to the greater of the following: (i) $1.0 million or (ii) the "Market Value" of the shares of the Company's common stock, as defined, determined as of the date of the reconveyance notice from Holdings. The Reconveyance Purchase Price can be paid in all cash, or return of all the shares of the Company's common stock to the Company so long as the Market Value of the shares of the Company's common stock is greater than or equal to $1.0 million, or by combination of shares of the Company's common stock and cash, as determined in the sole and absolute discretion of Holdings. The Company is currently assessing its alternatives for the Site.

11. Segment Data Information

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

The Company has three reportable segments: U.S. operations, Asian operations and Netherlands operations. The U.S. reportable segment includes a subsidiary in Poland that is considered auxiliary and integral to the U.S. operations. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The U. S. operating segment is a developer, manufacturer and distributor of enzyme products, proteins, peptides and other bio-molecules derived from genes, and a collaborative licensor of enabling proprietary technology for the development and manufacturing of biological products and use in research and development. The Asian operating segment is engaged in the manufacturing and distribution of chemical and enzyme products to the textile and pulp and paper industries. The Netherlands operating segment is also a developer of enzyme products, proteins, peptides and other bio-molecules derived from genes and to date has invested solely in research and development activities. In 2006, one customer in the Asian operating segment accounted for approximately 10% of net sales. In 2005 one customer in the US operating segment and one customer in the Asian operating segment accounted for approximately 10% each of net sales.

The following table summarizes the Company's segment and geographical information:

	Year Ended December 31, 2006
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$9,330,948	$6,052,806	$--	$--	$15,383,754
Intersegment	1,057,910	393,274	--	(1,451,184)	--
Total net sales	10,388,858	6,446,080	--	(1,451,184)	15,383,754

(Loss) Income from operations	(10,125,912)	151,794	(734,120)	(26,914)	(10,735,152)
Investment income	562,707	2,037	55	(59,905)	504,894
Interest expense	(580,961)	(73,107)	--	59,905	(594,163)
Depreciation and amortization	142,626	103,558	3,997	--	250,181
Capital expenditures	391,192	66,033	62,246	--	519,471
Total assets at December 31, 2006	45,033,599	5,357,972	90,838	(5,345,029)	45,137,380

	Year Ended December 31, 2005
	U.S. Operating Segment	Asian Operating Segment	Netherlands Operating Segment	Eliminations	Totals
Net Sales:
External customers	$9,697,517	$6,185,452	$--	$--	$15,882,969
Intersegment	883,054	--	--	(883,054)	--
Total net sales	10,580,571	6,185,452	--	(883,054)	15,882,969

(Loss) Income from operations	(9,167,942)	141,866	(1,037,308)	77,489	(9,985,895)
Investment income	291,407	742	20	(42,889)	249,280
Interest expense (a)	(511,793)	(65,603)	(176,030)	42,889	(710,537)
Depreciation and amortization	154,177	61,917	386,636	--	602,730
Capital expenditures	216,187	167,101	27,552	--	410,840
Total assets at December 31, 2005	22,886,076	3,406,963	73,768	(2,613,743)	23,753,064

(a) Interest expense relating to the purchase by the U.S. operating segment of manufacturing equipment is allocated to the Netherlands operating segment.

12. Income Taxes

No provision for United States income taxes has been recognized for the year ended December 31, 2006 as the Company has incurred operating losses and has established a full valuation allowance. The Company's operations in Poland, Hong Kong and The Netherlands are subject to income taxes in these jurisdictions. The provisions for income taxes consist of the following as of December 31, 2006:

Current:
U.S.	$--
Foreign	63,112

Deferred:
U.S.	--
Foreign	--
$63,112

The United States and foreign components of loss from operations before income taxes are as follows for the year ended December 31, 2006:

United States	$(10,174,577)
Hong Kong	89,562
Other foreign	(734,065)
$(10,819,080)

The primary difference between the Company's income tax benefit computed at the U.S. statutory rate of 34% and the effective tax rates for the years ended December 31, 2006 and 2005 is the change in the valuation allowance in the respective periods that results from the Company fully offsetting the deferred income tax benefit of its net operating losses.

The significant components of the Company’s net deferred tax assets and liabilities consisted of the following at December 31, 2006:

Current tax assets and liabilities:
Deferred research and development obligation	$3,762,196
Accrued expenses	244,937
Inventory reserves	218,664
Other items, net	10,825
Incentive stock options	88,573
Depreciation and amortization	219,227
$4,544,422

Non-current tax assets and liabilities:
Net operating loss and tax credit carryforwards	10,839,627
Total non-current	10,839,627
Valuation allowance	(15,384,049)
Net deferred tax assets	$-

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $15,384,049 against its net deferred taxes is necessary as of December 31, 2006. The change in valuation allowance for the years ended December 31, 2006 and 2005 is $4,044,688 and $4,279,185, respectively.

At December 31, 2006, the Company had approximately $25,956,409 of U.S. net operating loss carryforwards remaining, which will expire beginning in 2021. As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effects of this change, if any, has not been undertaken.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2006	2005
Federal statutory taxes	(34.00)%	(34.00)%
State income taxes, net of federal tax benefit	(3.63)	(3.63)
Nondeductible items	2.06	.22
Change in valuation allowance	37.32	40.50
Research and development credits	(1.75)	(3.09)
	--%	--%