Form 10-K
period 2018-12-31
DYADIC INTERNATIONAL INC
filed 2019-03-27
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission file number: 000-55264
DYADIC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0486747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Intracoastal Pointe Drive, Suite 404
Jupiter, Florida 33477
(Address of principal executive offices) (Zip Code)

(561) 743-8333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.             Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” , and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (19,889,847 shares) computed by reference to the closing price of $1.50 as reported on the OTC Markets on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $29.8 million. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2019, the registrant had 26,713,486 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Information (other than historical facts) set forth in this Annual Report contains forward-looking statements within the meaning of the Federal Securities Laws, which involve many risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Such forward-looking statements are included under Item 16 “Management’s Discussion and Analysis”. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Forward-looking statements involve many risks, uncertainties or other factors within and/or beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic's and third parties research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on key customers and collaborators; (8) the pharmaceutical and biotech industry, governmental regulatory and other agencies' willingness to adopt, utilize and approve the use of the C1 gene expression platform; and (9) other factors discussed in Dyadic's publicly available filings, including information set forth under the caption “Risk Factors” in this Annual Report. We caution you that the foregoing list of important factors is not exclusive. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a highly regulated, competitive and rapidly changing environment. Our competitors have far greater resources, infrastructure and market presence than we do which makes it difficult for us to enter certain markets, and/or to gain or maintain customers. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Annual Report which could have a material adverse effect on our business, results of operations and financial condition.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.
We qualify all our forward-looking statements by these cautionary statements. In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Business
Overview
Dyadic International, Inc. (“Dyadic”, “we”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and research organizations performing services under contract to Dyadic in Finland and Spain. Over the past two decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Myceliophthora thermophila fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.

On December 31, 2015, the Company sold its industrial technology business to DuPont Danisco (“DuPont”), the industrial biosciences business of DuPont (NYSE: DD) for $75.0 million (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and certain exceptions). DuPont retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either DuPont or certain licensors of DuPont, depending upon whether Dyadic elects to utilize certain patents either owned by DuPont or licensed in by DuPont.
After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines (such as virus-like particles (VLPs) and antigens), monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, and other therapeutic enzymes and proteins. The Company is aiming to develop such products as innovative vaccines and drugs, biosimilars and/or biobetters. Additionally, in early 2018, we began to conduct certain funded research activities to further understand if, or how the C1 technology may be applied for use in developing and manufacturing certain metabolites. The initial data from this metabolite project, where the Phase I data milestone was achieved, demonstrated that C1 has the potential to be engineered to produce certain metabolites. In the first quarter of 2019, the Company initiated two new internal research projects, including engineering C1 to express adeno-associated viral vectors (AAV) which has been reported as expensive and in short supply.
Our Technology
The Company believes that the C1 cell line is unique in its growth and production capabilities compared to traditional filamentous fungal cells, and the C1 gene expression platform has the potential to be used in the discovery, development and manufacturing of biologic medicines and vaccines, given its anticipated competitive advantages compared to other leading pharmaceutical expression systems, such as CHO (“Chinese Hamster Ovary”) cells. Specifically, the C1 cell line has:

•	A unique morphology which translates into better growth conditions and very high secreted protein yield and has been used in industrial production for 20 years at up to 500,000-liter scale.

•	Several significant potential operational advantages include:

◦	High productivity and low-cost synthetic media for the upstream fermentation steps

◦	Potential for greater protein yield for certain downstream processing steps due to the high purity of secreted proteins

◦	No virus-like particles or virus carryover from production cells which eliminates two purification steps typical for CHO production; low pH viral inactivation and virus nano filtration

•	Wide pH and temperature operating conditions which has the potential to translate into more reliable and robust production processes.

•	Shorter production cycle times than CHO which translates into the following time savings:

◦
A significant reduction of the inoculation steps in comparison to CHO can be achieved with C1 fermentation. Fermentation with C1 culture will need only 12 - 14 days to qualify the inoculum from a working cell culture to the production bioreactor, instead of 41-54 days in the case of CHO culture.

◦	Fermentation cycle time of 5-7 days which is 1/2 to 1/3rd the typical fermentation production time of CHO
C1 technology has the potential to become an alternative gene expression platform to CHO, E.coli, yeast, insect cells, and other organisms currently in use for developing and manufacturing protein-based biologics because of C1’s potential speed of development and low production costs.
Our Industry and Markets
Our research collaborations and ongoing discussions with leading pharmaceutical and biotech companies, contract manufacturing organizations (CMO’s), leading academic institutions, as well as U.S. and foreign governmental agencies continue to support the Company’s belief that the biopharmaceutical market is an attractive opportunity to apply the C1 technology. The Company is focused on penetrating the biologics market in the following segments:

•	Recombinant vaccines market for both human and animal health markets

•	New innovative biologic therapeutics

•	Biosimilars / Biobetters non-Glycosylated protein market

•	Biosimilars / Biobetters Glycosylated protein market

•	Metabolites / Primary & Secondary

•	Viral Vectors / Adeno-Associated Viral Vectors (AAV)

The use of biologic medicines, such as antibodies, is growing significantly. However, biologic medicines are very expensive for both patients and health care systems, and the Company believes that such high cost is in part the result of the following bottlenecks in the development and manufacture of biologic medicines:

•	Low yielding and often slower gene expression systems currently used by the biopharmaceutical industry

•	Expensive, often royalty stacked, cell-media in the case of CHO cell lines

•	Long production time in the case of CHO cell lines

•	Previous underfunded development efforts for a more efficient next generation gene expression system

•
The biopharmaceutical industry’s reluctance to utilize certain advances to develop next generation gene expression systems for bio-manufacturing, such as application of cutting-edge synthetic biology, metabolic and glyco-engineering tools to generate more productive microorganisms with differentiating properties

The Company believes that the biopharmaceutical industry would benefit from a next generation expression platform that is safe, reliable, productive and cost effective to produce more affordable biologic medicines in larger volumes using smaller fermentation vessels. The Company also believes that by further engineering our C1 technology it will have the potential to be an alternative to CHO and other expression systems for certain biologic vaccines and drugs.
Our Business Development Efforts
The Company continues to attempt to raise the commercial, scientific and technical profile of its C1 technology through the following targeted business development efforts:

•	Numerous presentations and interviews at various biopharmaceutical and industry conferences;

•	Business development meetings with biopharmaceutical and biotech companies, contract manufacturing organizations, and industry thought leaders around the world;

•	Scientific meetings with interested parties within academia, industry and governmental agencies in Europe, North America, Asia, Israel and elsewhere;

•	Updated Company’s website, media interviews and renewed marketing presentation materials.
Since the closing of the DuPont Transaction in December 2015, the Company has achieved the following in its business development initiatives:

•
Retained two new board members who previously worked in senior level positions at Merck and Pfizer, are both members of the U.S. Academy of Engineers and have strong scientific background and extensive business experience in the biopharmaceutical industry;

•
Entered into more than 100 Non-Disclosure (NDA’s) and Material Transfer Agreements (MTA’s) with pharmaceutical and biotech companies, contract manufacturing organizations, leading academic institutions, and U.S. and foreign governmental parties;

•
Entered into more than a dozen feasibility and expression projects and collaborations with pharmaceutical and biotech companies, leading academic institutions and governmental labs, such as Sanofi-Aventis Deutschland GmbH and Mitsubishi Tanabe Pharma and The Israel Institute for Biological Research (“IIBR”);

•	Extended our collaboration with The University of Iowa using C1 cells with genes of interest;

•
We trained the Structural Genomics Consortium (SGC) (a part of the University of Oxford) and the Fraunhofer USA Center for Molecular Biotechnology on how to express genes using C1, because they were experiencing difficulty using their existing gene expression platforms;

•	We have begun to work with leading providers of resins and filtration equipment as we begin to develop a C1 downstream purification process for Certolizuma.

Potential Opportunity to Use C1 in Drug Discovery and Early Development Process
While our focus has been and remains on developing stable C1 cell lines for use in helping to speed up the development, lower production costs, improve the performance of biologic vaccines and to develop drugs at flexible commercial scales, we have identified a new area where C1 may add value based on our discussions with various pharmaceutical and biotech companies. This new area is the biologics drug discovery and early development process, which requires sufficient levels of protein to be expressed as quickly as possible in order to identify new drug candidates within a limited time. Currently, HEK 293 cells (human embryonic kidney cells) are commonly used for this application.
Given that C1 cells have proved the capability to express and produce comparable and even larger quantities of protein than HEK 293 cells, we believe that C1 has the potential to help overcome certain protein expression challenges in the biologics drug discovery and development stages. To capitalize on this opportunity, we will need to spend additional resources to modify our C1 technology for this application. We are in discussions with interested third parties, including our existing collaborators, to determine our next steps and potential funding.
The Company believes that the unique attributes of C1, together with our platform research and development programs, has the potential to create attractive research, licensing, partnering/collaboration and other revenue and funding opportunities in the animal and human biopharmaceutical industries. The funded research projects mentioned above and others that we are actively seeking may help defray some of our research expenses, as we continue to develop and demonstrate the potential of our C1 technology. The Company will continue seeking research collaboration opportunities and partners to potentially commercialize C1-based products.
Our Research Partners and Contract Research Organizations (CROs)
After the closing of DuPont Transaction, we initially conducted our research and development work on C1 at DuPont’s research center in Wageningen, The Netherlands, Dyadic’s former C1 research and development center that was acquired by DuPont in the DuPont Transaction on December 31, 2015 (“DuPont Research Center”). On September 30, 2017, the Company concluded the research services provided by DuPont, and successfully transitioned the C1 platform research programs to the following two contract research organizations:
(1) Research and Development Agreement with the Prime CRO, VTT Technical Research Centre of Finland, Ltd
In September 2016, the Company entered into a multi-year research and development agreement with VTT Technical Research Centre of Finland, Ltd, a third-party Contract Research Organization, (the “Prime CRO”, or “VTT”) to begin to further modify and improve the Company’s C1 technology to be a safe and efficient expression system for use in speeding up development and lowering the cost of manufacturing pharmaceutical products and processes. VTT is one of the leading research and technology organizations in Europe, and it has conducted research and development on fungi and other microorganisms for more than three decades. We believe that VTT has the required skills and experience in fungal strain development to help us further develop our C1 technology and achieve our goal and objectives.
The initial multi-year research and development agreement with VTT expired in March of 2019. We have entered into an amendment to extend this research and development agreement until June 15, 2019 while we negotiate new terms and conditions of future research and development.
(2) Collaboration Agreement with BDI
On June 30, 2017, the Company entered into a strategic Research Services Agreement (the “RSA”) with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. (“BDI Pharma”), and a Service Framework Agreement (the “SFA”, and together with the RSA, the “R&D Agreements”), with VLP The Vaccines Company, S.L.U. (“VLPbio”), both of which companies are subsidiaries of Biotechnology Developments for Industry, S.L., a Spanish biotechnology company (“BDI Holdings” and together with BDI Pharma and VLPbio, “BDI”).
The R&D Agreements provide a framework under which the parties will engage in a research and development collaboration encompassing several different projects over approximately a two-year period, with a focus on advancing Dyadic’s proprietary C1 technology in the development of next generation biological vaccines and drugs. Dyadic expects to leverage the BDI team’s previous C1 gene expression and industrial fermentation scale-up and commercialization experience with yeast and filamentous fungi processes to further advance Dyadic’s proprietary C1 technology with the potential to commercialize certain biopharmaceutical product(s). All the data and any products developed from the funded research projects will be owned by Dyadic. We anticipate that BDI will conduct gene expression work and cGMP media development coupled with fermentation optimization work, with a goal of improving the C1 technology’s production process for manufacturing vaccines, antibodies, enzymes and other therapeutic proteins. Additionally, BDI is conducting research and development on our behalf to express and produce a variety of C1-based biologic products to demonstrate C1’s capabilities and to identify potential animal and human pharmaceutical products which may be out licensed to third parties for commercialization. Those proteins include mAbs, Fc-Fusion, Bi-specific antibodies, Fabs, VLP and others that may be used for human and animal health applications.
Upon closing of the BDI transaction, the Company paid EUR €1 million in cash to engage BDI to develop designated C1 based product candidates and further improve the C1 manufacturing process, in consideration of which Dyadic also received a 16.1% equity interest in BDI Holdings and a 3.3% equity interest in VLPbio. BDI is obligated to spend a minimum amount of EUR €936,000 over two years in the conduct of the research and development project under the RSA, and approximately 76% of the amount has been spent as of December 31, 2018. If the research and development activities produce a product that is selected for additional development and commercialization, then Dyadic expects to share with BDI a range of between 50% and 75% of the net income from such selected product, depending upon the amount of BDI’s aggregate spend in the development of the selected product, with a minimum aggregate spend by BDI of EUR €1 million for a 50% share and EUR €8 million for a 75% share. If BDI does not enter into an agreement with Dyadic for such additional development and commercialization of the selected product, then Dyadic will pay to BDI the first EUR €1.5 million of the net income from Dyadic’s commercialization, if any, of the selected product. We anticipate that we will need to provide additional funding together with other third parties to continue the further development and commercialization of the selected product. In addition, under the SFA, Dyadic agreed to purchase from BDI at least USD $1 million in contract research services specified by Dyadic over two years since the closing of the BDI transaction. As of December 31, 2018, the Company has funded approximately 93% of this amount. In addition to the funded research programs that are being conducted by BDI for the Company, BDI has also carried out research programs on behalf of the Company for third parties.
Other shareholders of BDI include the founders of BDI and Inveready, an independent Spanish venture capital firm who among other ares of interest, specialize in biotechnology.
Our Research and Development (“R&D”) Programs
The Company’s current research and development activities are focused on the following biopharmaceutical programs:
(1) Internal Research Programs
C1 Production Host Improvement Programs
The Company has contracted the Prime CRO to further improve the C1 technology to become an even more robust, versatile and efficient therapeutic protein production platform which may be used to help bring biologic vaccines and drugs to market faster, in greater volumes, at lower cost, and with new properties to drug developers and manufacturers. This includes: (i) improving the genome sequence-accuracy for the application of system biology tools, (ii) improving the C1 genetic tools, (iii) further reducing the background protease(s) levels by identifying and deleting certain protease genes and/or modifying C1 fermentation processes, (iv) developing high expression C1 cell lines by genetic modifications where one or more specific integration sites are being used to increase productivity and to what we expect will help with future regulatory approvals, and (v) modify the glycosylation pathway of C1 cells in order for C1 to express certain mAbs and other proteins with mammalian like glycosylation structures and to eliminate unwanted glycan structures such as O-glycosylation.
We have made certain improvements to our C1 technology platform through our collaborations with the Prime CRO, and BDI.

•
Data demonstrating C1’s capability to express a variety of types of vaccines and therapeutic proteins including monoclonal antibodies (mAbs), Fab antibody fragments, Fc-Fusion proteins, and difficult-to-express genes such as virus-like particles (VLPs), Bi-Specific antibodies, and antigens, at a higher productivity level than other gene expression platforms.

•
Data form a large pharma collaborator demonstrating that the binding kinetics of mAbs produced from C1 are virtually indistinguishable from the binding kinetics of reference mAbs which were produced in CHO cells.

•
Successfully expressed a third party bi-specific antibody which was assayed by the third party in an in vitro cellular activity assay which indicated that dose response curves for the C1 expressed bi-specific antibody were very similar to the CHO expressed bi-specific antibody.

•	Generated C1 strains that have lower background protease activity, while remaining healthy and viable.

•	Created a C1 protease expression library to quickly identify and eliminate protease genes to improve protein stability and productivity.

•	Developed and used a variety of novel genetic elements, molecular tools that can be used in biologics vaccine and drug development and manufacturing.

•
Demonstrated that C1 can be grown not only in stainless steel fermenters, but that C1 can also be grown in single use bioreactors (SUB). We conducted multiple bioreactor experiments using a 50L XDR-50MO Single Use GE bioreactor which showed that the expression level (productivity of 9.2 g/l) was virtually identical to the productivity achieved in the Stainless-Steel Bioreactor control that was based on an earlier C1 Certolizumab strain and process.

•
Improved C1 fed batch fermentation process with low cost defined media, as compared to the expensive, complex growth media being used with CHO. Continue optimizing both the media and the fermentation process to further increase mAb and other protein yields and productivity.

Glycosylated Therapeutic Programs
The Company’s longer-term objective, which will require substantially more time and additional capital is to apply the C1 technology for the large therapeutic glycoprotein market. We believe that the rapid advances being made in genomics and synthetic biology, make the C1 fungal cell line a promising candidate to further engineer glycosylation pathways: (i) to produce therapeutic proteins having human like glycoforms structures such as G0, G1, G2, G0F, G1F and G2F; (ii) to reduce or eliminate O-glycosylation; and (iii) to create potentially improved immunogenicity in the case of vaccines.
The initial steps to develop C1 strains that produce mAbs with mammalian-like glycosylation are progressing well at the Prime CRO, and we are actively working on additional steps. The remaining work according to the research plan is anticipated to last through year end 2020 with a goal of reaching C1 cell lines that produce proteins with G1F and G2F glycan structures. Based on research results we have to date, the Company believes that our C1 technology has the potential to become a useful platform for the development and production of therapeutic glycoproteins with human-like or potentially even superior glycan structures. We believe that, if successful, the glycoengineering of C1 cells may help to position the C1 technology to be an important production platform for developing and manufacturing glycosylated antibodies and other glycoproteins.
Although we have made good progress working with the Prime CRO since September 2016, there remains additional work and data needed to develop our C1 technology into a potentially safe and efficient expression system for use in speeding up the development and lowering the cost of animal and human biologic vaccines and drugs.
(2) Biologic Vaccines Programs - ZAPI
We continue our participation in the ZAPI vaccination program. ZAPI (www.zapi-imi.eu) is a research and development project funded as part of IMI EU program (Zoonoses Anticipation and Preparedness Initiative (ZAPI project; IMI Grant Agreement n°115760)), with the assistance and partial financial support of IMI and the European Commission, and in-kind contributions from EFPIA partners. This project aims to develop a suitable platform for the rapid development and production of vaccines and protocols to fast-track registration of product developed to combat pandemic Zoonotic diseases that have the potential to affect human and animal populations. If the C1 antigens are used within the ZAPI project, there will be additional performance and safety data which we would expect to help us in our efforts to apply the C1 expression system for use in developing and manufacturing vaccines across the broader animal and human health industries.
The Company’s C1 expressed antigens were tested in a very small mice study within the ZAPI project and the data indicated that the C1 technology produced antigen generated an immune response in mice that protected the mice and showed no negative effects on the health of the mice. We anticipate that more immunogenicity and safety testing will be conducted within the ZAPI project in the months and years ahead.
We believe that our efforts to demonstrate C1’s ability to express antigens at target levels set by the ZAPI consortium have been met or exceeded. For example, we were asked to focus on expressing a specific antigen against the Schmallenberg virus (SBV), and the data obtained so far has indicated promising high expression levels of this antigen which we anticipate will be transferred to other groups within ZAPI who may carry out additional animal trials. The target expression level of the antigen against the Schmallenberg virus (SBV) was stated by ZAPI at the beginning of the project to be 100 mg/l, we have been able to demonstrate C1 expression levels of this antigen at approximately 17 times (17X) that level or ~ 1780 mg/l. In addition, the ELISA and Western Blot analysis results confirmed that the C1-expressed protein has similar performance as antigen produced by baculovirus and it was correctly folded. However, it is important to note that the C1 expressed immunogen has not been evaluated yet in the target species and is thus at the time being not “validated”. If successful, C1 may eventually be validated as the preferred production host for the production of ZAPI’s antigens.
(3) Israel Institute for Biological Research (IIBR)
In the first quarter of 2018, we entered into a research and development collaboration with the Israel Institute for Biological Research (“IIBR”) to further advance our C1 expression platform for the development and manufacture of recombinant vaccines and neutralizing agents comprising targeted antigens and monoclonal antibodies (biologics), to combat emerging diseases and threats.
This project provides us with an opportunity to work with a renowned organization, aiming to integrate our C1 gene expression platform into an end to end product development and manufacturing capability to produce biologics, and if possible, to get some of these biologics through the regulatory approval process. All of the collaboration work is to be performed at IIBR’s laboratories using their in-house resources.
We are in discussion with the IIBR to work together on co-funded research projects, one of which is to demonstrate the ability of using VLP's produced in C1 as a more efficient method to produce a specific vaccine currently being produced using another gene expression platform. The IIBR has the knowhow and the supporting analysis both, in-vitro and in-vivo, for evaluation of the produced C1 VLP vaccine.
(4) Monoclonal antibodies (mAbs), Fc-Fusion, and Fab
The Company has a number of internally and externally funded research programs to express different types of therapeutic proteins including monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, and Fc-Fusion proteins using our C1 technology. So far, we have been able to demonstrate C1’s ability to express an IgG mAb at 9 grams per liter (g/l) in 90 hours which equates to 2.4 grams per liter per day (g/l/d), a Fab antibody fragment at 2.6 g/l/d, a Fc-Fusion protein at 1.74 g/l/d as well as other proteins at various expression levels. The Company believes that such results are promising and show greater productivity potential of C1 compared to the average expression yields of CHO cells which is the predominant production system used to manufacture glycosylated mAbs-derived biopharmaceutical drugs.
In December 2016 and May 2017, the Company entered into two funded feasibility and expression research projects with two of the world’s largest pharmaceutical companies, respectively. The first project was successfully completed in the last quarter of 2017, and the second one was successfully completed in the second quarter of 2018. We believe that the data generated to date from these collaborations, and otherwise, continues to demonstrate the potential of the C1 technology to produce high levels of glycosylated mAbs and other therapeutic proteins faster, with higher productivity and at a much lower cost than that can be achieved using CHO cells. However, in order to potentially commercialize or capitalize on C1’s potential in producing glycoproteins, we will need to complete the glycoengineering of C1 to be able to demonstrate a variety of biological and analytical data related to performance, stability and safety.
(5) Mitsubishi Tanabe Program
In the first quarter of 2018, we entered into a collaboration with Mitsubishi Tanabe Pharma Corp. to express two of its therapeutic compounds using our C1 production platform. This research and development program is aiming to help Mitsubishi Tanabe overcome specific gene expression challenges and to further demonstrate the potential of C1 to become a platform for manufacturing protein-based biologics because of its speed of development, high productivity and low production costs. This research program has been successful in terms of generating C1 strains and fermentation processes with higher productivity for one of the Mitsubishi Tanabe Pharma proteins. The next steps in this collaboration is for the Company to send samples of the C1 expressed protein for further analytical and biochemical characterization which will be carried out by a third-party lab under the direction and expense of Mitsubishi Tanabe Pharma. If this challenging gene expression program is successful, we expect this project to generate additional data and to increase the diversity of the types of proteins that further demonstrates that our C1 platform can help overcome gene expression challenges being faced by pharmaceutical and biotech companies and that such proteins can continue to move through Pre-clinical, Phase1, Phase 2 and Phase 3 trials rather than being shelved or unnecessarily delayed and that they can be produced at higher yields and with lower cost when commercialized.
(6) Sanofi-Aventis Program
In September 2018, we entered into a funded proof of concept research collaboration with Sanofi-Aventis Deutschland GmbH, a company of the Sanofi group, one of the World’s top tier biopharmaceutical companies. This research collaboration is to use our C1 platform to express multiple types of therapeutic compounds, aiming to overcome specific gene expression challenges and to further demonstrate the potential of C1 to become a platform of choice for manufacturing protein-based vaccine and biologic drugs.
This research collaboration is proceeding according to plan, and the initial expression data for certain of the Sanofi-Aventis proteins are already higher than specified target expression levels, and we anticipate that these production levels can be further improved.
(7) Potential Commercialization Program at BDI
Under our collaboration program with BDI, we have begun to evaluate a Virus Like Particle (VLP) and a basket of therapeutic proteins that are commonly used to produce animal and human biopharmaceutical vaccines and drugs, either glycosylated or non-glycosylated proteins (including mAbs, Fabs, and bi-specific mAbs, etc.) to determine which, if any, of these proteins might be potential candidates for future commercialization.
We were able to demonstrate that C1 is capable of expressing certain types of antibodies at various yield levels as well as the ability to express other therapeutic proteins, which are difficult-to-express by other cell lines. In particular:

•
A Secreted Virus Like Particle (VLP) monomers was expressed by C1 and appears to have been properly assembled to form a 60-mers protein structure. Transmission Electronic Microscopy (TEM) analysis confirmed the correct structure of the VLP.

•
Our first and initial attempt to express Blinatumomab, a bi-specific drug, was successful as the initial unoptimized expression level was 0.6 g/l (0.12 g/l/d). Blinatumomab is a new type of treatment for leukemia, developed by Amgen, with a rapidly growing market. The initial expression level of Blinatumomab is a start in generating data that we believe will help us to demonstrate the potential of C1 to be used as a production host for expressing more complex and difficult to express drugs such as bi-specific antibodies.

•
We have reached the expression level of the antibody fragment Certolizumab using C1 as high as 12.0 g/l in 112 hours (2.6 g/l/d). Certolizumab is a constituting part of Cimzia Pegol, which is a recombinant, humanized and pegylated Fab antibody fragment. We are currently continuing the development work on optimizing the upstream and the downstream processes in order to establish a well-defined production process that will be ready for further non-clinical and clinical studies. In addition, we expect to conduct a variety of comparability and quality analytics with the C1 expressed Certolizumab together with our partnership with BDI and other third parties.

(8) Other Market Opportunities
In January 2018, the Company entered into a funded proof of concept research collaboration with an integrated, global biotech company to use metabolic modeling, synthetic biology and genome engineering techniques to demonstrate the benefits of using C1 as a primary metabolite-producing host organism. We believe that the knowledge and data generated in this program is expected to enhance our understanding of C1’s metabolic characteristics and help us in advancing our ongoing C1 biologic vaccine and drug research and development programs. Despite the Phase 1 milestone being achieved in this research project, we are uncertain at this time whether this research collaboration will continue to be funded by the third-party collaborator. The Company may decide to continue internally funding such project all the way to product commercialization or may at some point in the future seek third party funding in one or more collaborations, licensing or form other types of alternative structure(s), to further develop and monetize this opportunity.
We have entered into two research collaborations in the animal health industry, both companion and farm animals. One of these research collaborations was entered in the first quarter of 2019, and the other one was entered in the third quarter of 2018 where a C1 expressed protein is being further characterized and analyzed for its biological activity, comparability and immunogenicity among other analytical characteristics by our third-party collaborator.
In January of 2019, the Company initiated an internal research project to express adeno-associated viral vectors (AAV).
Competition
We believe our C1 Expression System has the potential to become a viable alternative to the current leading expression systems used in the biopharmaceuticals industry to produce vaccines, monoclonal antibodies, and other therapeutic proteins. C1 has several inherent benefits and competitive advantages compared to the industry standard expression systems for biologics such as CHO cells, E. coli, and Pichia as detailed below:

•
Mammalian cells: Currently the preferred hosts for most complex protein therapeutics due mainly to their high compatibility with human glycosylation. This market is dominated by CHO cells. Disadvantages include the relatively long time for cell line development, unstable gene expression, and low protein yields.

•
Bacterial: Bacteria such as E. coli produce toxic and pyrogenic cell wall components that may make them unsuitable for the production of pharmaceutical or food components. However, they are currently the easiest, cheapest, and quickest method for recombinant protein expression and are often used in laboratory settings.

•
Yeast: In contrast to bacteria, yeast, such as Pichia, does not produce potentially toxic and pyrogenic cell wall components. Further, the genetic tools for yeast development are advanced and enable continued engineering of new strains that may become more suitable than CHO cell lines.

•
Insect Cells: Insect cells offer protein expression with posttranslational modifications similar to mammalian cells, ease of scale-up, and simplified cell growth readily adapted to high-density suspension culture for large-scale expression. Baculovirus expression systems are used for producing recombinant protein expression in insect cells.

Employees
As of December 31, 2018, we had 6 employees located in the United States, and 2 key consultants located in Europe. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Potential reverse stock split
On June 6, 2018 at the annual shareholder meeting, the Company’s shareholders approved a proposal to amend Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company's issued and outstanding shares of common stock at a ratio up to 1-for-4 and effective upon a date, in each case, to be determined by the Company's board of directors. See “Risk Factors-Risks Related to the Potential Reverse Stock Split and Potential Listing on the NASDAQ or another National Stock Market.”

Form 10 Registration
The Company filed its initial Form 10 Registration Statement (the “Form 10”) with the SEC on January 14, 2019, which became effective on February 12, 2019.
Potential NASDAQ Listing
On January 17, 2019, the Company filed an application to list its common stock on NASDAQ Capital Markets Exchange. We expect that our application will be approved by NASDAQ provided we maintain the minimum stock price requirement and clear the outstanding comments that NASDAQ has regarding the application.
Corporate information
Founded in 1979 by Mark A. Emalfarb, our Chief Executive Officer, Dyadic has focused on the development of C1 expression platform since 1992, refining and optimizing the C1 technology to become an industry leading gene expression and protein production system.
Currently, Dyadic is a global biotechnology company with operations in the United States and a satellite office in the Netherlands and research organizations performing services under contract to Dyadic in Finland and Spain. Dyadic was incorporated in Delaware in September 2002. Our principal corporate offices are located at 140 Intracoastal Pointe Drive, Suite 404, Jupiter, FL 33477; telephone number (561) 743-8333; website www.dyadic.com.
Dyadic is required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Investors may read and copy any document that Dyadic files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Dyadic’s SEC filings.
We maintain a website at www.dyadic.com. From time to time, the Company may use its website as a channel of distribution of material Company information, and financial and other material information regarding the Company is routinely posted on and accessible at http://dyadic.com/investors. We make available free of charge on or through our website our Annual Reports on

Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Board Governance Principles and Code of Conduct, on our website under the heading “Investors”, and sub-heading “Corporate Governance.”

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other matters described in this Annual Report and in our financial statements and the related notes thereto in evaluating our current business and future performance. We cannot assure you that any of the events discussed in the risk factors below will not occur. If we are not able to successfully address any of the following risks or difficulties, we could experience significant changes in our business, operations and financial performance. In such circumstances, the trading price of our common stock could decline, and in some cases, such declines could be significant, and you could lose part or all of your investment. In addition to the risks described below, other unforeseeable risks and uncertainties or factors that we currently believe are immaterial may also adversely affect our operating results, and there may be other risks that may arise in the future. Certain statements contained in this Annual Report (including certain statements used in the discussion of our risk factors) constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” appearing on page 2 of this Annual Report important limitations and guidelines regarding reliance on forward-looking statements.
Risks Related to Our Business and Industry
We may not succeed in implementing our new business strategy.
In connection with the December 31, 2015 sale of substantially all of the assets of our industrial technology business to DuPont’s Industrial Biosciences business for $75 million in cash (the “DuPont Transaction”), DuPont obtained certain rights to utilize the C1 technology for development and production of pharmaceutical products, for which it will make royalty payments to Dyadic upon commercialization. At the same time, Dyadic retained the co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, with Dyadic currently having exclusive ability to enter into sub-license agreements in that field (subject to the terms of the license and certain exceptions). We cannot predict whether DuPont intends to or will pursue the use of the C1 technology to develop or manufacture pharmaceutical products or whether or when we might receive royalties from DuPont. In certain circumstances, Dyadic may owe a royalty to either DuPont or certain licensors of DuPont, depending upon whether Dyadic elects to utilize certain patents owned or licensed in by DuPont. Consequently, our business has changed dramatically as compared to the past as we no longer have any product revenue related to our enzyme business. We have begun to apply the C1 technology in the biopharmaceutical market, which is relatively new to us. This change in our business makes it difficult to evaluate our current business and to predict our future operating results or financial performance.
As we attempt to adapt the C1 technology for use in the biopharmaceutical market, our business is subject to the execution, integration, and research and development risks that early-stage companies customarily face with new technologies, products and markets. These risks relate to, among other things, our ability to successfully further develop the C1 technology, products and processes, assemble and maintain adequate production and research and development (“R&D”) capabilities, comply with regulatory requirements, construct effective channels of distribution and manage growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by early stage companies in expanding and upgrading our intellectual property, regulatory, marketing, sales and R&D capabilities, improving our accounting and financial reporting and internal controls infrastructure, and adapting to the rapidly evolving industries in which we operate. Additionally, we are subject to competition from much larger companies with more resources than us. Also, the market for developing and manufacturing pharmaceutical proteins produced from a filamentous fungus, such as the C1 fungus, is a market that is not yet established and is subject to a high level of regulatory hurdles from the U.S. Food and Drug Administration (the “FDA”) and other governmental bodies and there is a risk that such technologies will not be adopted by the pharmaceutical industry or governmental agencies and therefore not succeed and/or not grow at the rates projected or at all.
We have not yet commercialized any products for the biopharmaceutical market, and we may never be able to do so. Other than certain members of our board of directors, we currently have neither qualified personnel with experience or expertise in research and development of biopharmaceutical products nor personnel with regulatory, manufacturing, marketing, sales and licensing experience in these areas.

We do not know when or if we and/or our current and/or future collaborators and licensees will complete any of our or their product development efforts, obtain regulatory approval for any product candidates incorporating our technologies or successfully commercialize any approved products. Even if we and/or our licensees and collaborators are successful in developing products that are approved for marketing, we and they will still require that these products gain regulatory approval and market acceptance. The biopharmaceutical industry is a high-risk industry in that even if we are successful at expressing certain proteins, these proteins may fail to be advanced or approved for use or sale for many reasons including their characteristics, biological activity, bio comparability, bio similarity, stability, glycosylation structures, containments, purity, performance, safety and regulatory reasons.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve certain technology, product and/or commercial milestones, access fees and royalties, launch products and/or processes, or achieve profitability. In addition, our expenses could increase if we are required by the FDA or other domestic and foreign regulatory authorities to perform studies or trials in addition to those currently expected, or if there are delays in completing additional safety studies such as toxicology and pathogenicity studies, clinical trials, preclinical studies, animal or human studies or the development of any of our or our collaborators’ product candidates.
As a result of the evolving nature of our business, our operating history in past periods will not provide a reliable basis to evaluate our current business or predict our future performance. Any assessments of our current business or predictions regarding our future success or viability are likely not as accurate as they could be if we had a longer operating history in our new line of business.
We have a history of net losses, and we may not achieve or maintain profitability.
As of December 31, 2018, we have an accumulated deficit of approximately $33.0 million. Prior to the DuPont Transaction, our revenues were derived from licensing, licensing milestones and a very small amount of royalties from the licensing of the C1 expression system to third parties mainly within the industrial biotechnology markets, the operation of our industrial enzyme business and the collection of R&D fees from third parties. Our profitability has strongly relied on, and will be even more reliant going forward on, third party industry and government research funding, licensing partnerships and other forms of collaborations. We believe that it is likely that if we do not sign license agreements or other forms of collaborations, we will incur losses because of our planned levels of R&D and additional general and administrative expenditures that we believe is necessary to operate our business and further develop the C1 technology for use in the pharmaceutical business. The amount of our future net losses will depend, in part, on the rate of increase in our expenses along with other potential cost of unforeseen circumstances, our ability to generate research funding, government grants, receipt of access fees, milestones, royalty and other payments, and whether we are able to generate revenues by entering into license agreements or other forms of collaborations, launch new products and/or processes from future licensees or collaborators, and our ability to raise additional capital. The net losses we anticipate incurring over the next several years will have an adverse effect on our stockholders’ equity and working capital.
The R&D efforts needed to enhance and leverage the C1 technology for use in developing and manufacturing human and animal biopharmaceuticals, metabolites and viral vectors such as AAV, will require significant funding and increased staffing; therefore, we expect near-term operating and research expenses to continue, and maybe even accelerate, as we further develop our research and business plans, and our goals and objectives. Consequently, we will require significant additional revenue to achieve profitability. We cannot provide assurance that we will be able to generate any revenues from our focus and efforts as we intend to apply the C1 technology into the biopharmaceutical industry. If we fail to enter into new license agreements or other forms of collaborations or generate revenues and profit from additional research projects and government grants, the market price of our common stock will likely decrease. Further regulatory complications, competition from other technologies, or delays in our research programs and the adoption and use of the C1 technology by the biopharmaceutical industry may force us to reduce our staffing and research and development efforts, which may further affect our ability to generate cash flow.
We are dependent on collaborations with third parties and if we fail to maintain or successfully manage existing, or enter into new, strategic collaborations, we may not be able to develop and commercialize many of our technologies and products and achieve profitability. We have a small number of research collaborations, and the nonperformance or loss of any collaboration could have a material adverse effect on our business.
Our R&D revenue is generated from a relatively small number of research collaborations. These collaborations could be delayed or be discontinued, as they have in the past, at any time with little advance notice. We expect it to take a period of time before we will be successful, if at all, in obtaining additional research funding from industry and/or governmental sources. Therefore, for the time being, most of the research funding to further technology and product development will be incurred directly by the Company without any expense reimbursement from existing or new licensees and collaborators. If these research collaborations are lost or do not perform as expected, it could have a material adverse effect on our business, financial condition and operating results.
Our ability to enter into, maintain and manage collaborations in our target markets is fundamental to the success of our business. We currently rely on, and expect to continue to rely on, our current and future partners, in part, for research and development, manufacturing and distribution, sales and marketing services, and application and regulatory know how. In addition, we intend to enter into additional collaborations to conduct research, develop, produce, market, license and sell our technologies and products and processes we anticipate developing. However, we may not be successful in entering into collaborative arrangements with third parties. Any failure to enter into such arrangements on favorable terms could delay or hinder our ability to develop and commercialize our technologies, products and processes and could increase our costs of research and development and commercialization.
We have limited or no control over the resources that any collaborator or licensee may devote to our programs.
Any of our current or future collaborators or licensees may, breach or terminate their agreements with us or otherwise fail to perform and conduct their required activities successfully and in a timely manner. Our collaborators or licensees may elect not to develop products arising out of our collaborative or license arrangements or may choose not to devote sufficient resources to the development, manufacture, market or sale of these products. If any of these events occur, we or our collaborators or licensees may not develop our technologies or commercialize our or their products.
Reductions in collaborators’ R&D budgets may affect our businesses.
Fluctuations in the R&D budgets of government agencies, our customers, licensees, collaborators and research partners could have a significant impact on the interest in and demand for our technology. Private R&D budgets fluctuate due to changes in available resources, consolidation in the pharmaceutical and other industries, spending priorities and institutional budgetary policies. Governmental agencies, which we periodically receive research funding from, also experience fluctuations in their R&D budgets, which may negatively impact our ability to receive funding from such agencies. Our businesses could be seriously damaged by significant decreases in life sciences and/or pharmaceutical R&D expenditures by government agencies and existing and potential partners.
We heavily rely on contracts with third-party contract research organizations (“CROs”) to conduct our research and development, which may not be available to the Company on commercially reasonable terms or at all.
As a result of the DuPont Transaction, we no longer own a research and development laboratory and we became dependent upon the performance and research capacity of a number of third-party contract research organizations to conduct our research and development projects, which include services and programs in connection with the modification and enhancement of the Company’s C1 expression platform and to support our business development efforts for C1’s use in biopharmaceutical applications. The licensing and service arrangements with these third party CROs are not guaranteed to be renewed or continued on reasonable terms, if at all. The Company may be unable to maintain or expand its access to third party CROs to conduct our research projects. Failure to maintain and expand access to certain third party CROs could have a material adverse impact on the Company’s research projects, financial condition and operating results.
We are heavily dependent upon the availability and performance of third-party research organizations. If we require research capacity and/or capabilities and are unable to obtain it in sufficient quantity, and quality or at terms and conditions that are acceptable to the Company or our third party collaborators we may not be able to offer our technologies or products for license, or sale, or we may be required to make substantial capital investments to build out that capacity or to contract with other research organizations on terms that may be less favorable than our current arrangements. In addition, if we contract with other research organizations, we may experience delays of several months in qualifying them or in starting up research programs at these facilities, which could harm our relationships with our licensees, collaborators or customers and we may be required to make a capital investment in connection with these arrangements. This could have a material adverse effect on our business, revenues or operating results.
Additionally, if we were unsuccessful in retaining a contract research organization with the requisite experience and skills we require and were required to build our own research facility, it could take a year or longer before such owned research facility is able to be brought online to carry out the necessary technology and product development efforts of the Company. Any funding and resources we utilize to acquire or build internal research capabilities could be at the expense of other potentially more profitable opportunities.

Conflicts with the CROs, collaborators and/or licensees could harm our business.
An important part of our strategy includes involvement in proprietary research programs. We may pursue opportunities in the pharmaceutical field that could conflict with those of our collaborators and licensees. Moreover, disagreements with DuPont, our current and/or future CROs, collaborators or licensees could develop over rights to our intellectual property, over further licensing of our technologies to other parties in certain pharmaceutical fields, or over other reasons. Any conflict with DuPont, our current and/or future CROs, collaborators or licensees could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators or licensees, which could reduce our revenues and profits.
Some of our current and/or future CROs, collaborators and/or licensees could also become competitors in the future. Our current and/or future CROs, collaborators and/or licensees could develop competing technologies or products, preclude us from entering into collaborations or license agreements with their customers, could fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of their technology and products and processes. Any of these developments could harm our technology development and value, product development efforts, revenue, profits and overall business.
If issues arise with our current and/or future CROs, collaborators and/or licensees, we will need to either commercialize products resulting from our proprietary programs directly or by licensing to other companies, which could cause us to lose revenue or incur losses. Similarly, we may lose revenue or incur losses if we are unable to license our technology to new licensees on commercially reasonable terms or are unable to develop the capability to market and sell products and processes on our own.
We rely on our collaborators and other third parties to deliver timely and accurate information in order to accurately report our financial results as required by law.
We need to receive timely, accurate and complete information from a number of third parties in order to accurately and timely report our financial results. We rely on third parties to provide us with complete and accurate information regarding research developments and data, revenues, expenses and payments owed to or by us on a timely basis. We will need to establish the proper controls related to obtaining and reporting information from our CROs, licensees and collaborators related to research results and other data, when milestones are earned, if any, when royalties are earned, if any, as well as other types of potential revenues and expenses. If the information that we receive is not accurate, our consolidated financial statements may be materially incorrect and may require restatement. Although we may have contractual rights to receive information, such provisions may not ensure that we receive information that is accurate or timely. As a result, we may have difficulty in completing accurate and timely financial disclosures, which could have a material adverse effect on our business, financial condition and results of operations and the market price of our common stock.
If our competitors develop technologies and products more quickly and market more effectively than our product candidates, our commercial opportunity will be reduced or eliminated. Because of the competition and safety risks in the biopharmaceutical industry, any product candidates are subject to extensive regulation, which are costly and time consuming.
Any biopharmaceutical products we or our current or collaborators or licensees develop through the C1 expression system will compete in highly competitive and regulated markets. Many of the organizations competing with us in the market for such products have more capital resources, larger R&D and marketing staff, facilities and capabilities, and greater experience in research and development, regulatory approval, manufacturing and commercialization of technology and products. Accordingly, our competitors may be able to develop technologies and products more rapidly. If a competitor develops superior technology or products, or more cost-effective alternatives to our and our collaborators’ or licensees’ technologies, products or processes, it could have a material adverse effect on our business, financial condition and results of operations.
Customers may prefer existing or future technologies over the C1 expression system. Well-known and highly competitive biotechnology companies offer comparable or alternative technologies for the same products and services as our biopharmaceutical business. We anticipate that we, and our current or future collaborators and licensees will continue to encounter increased competition as new companies enter these markets and as the development of biological processes and products evolve.
Pharmaceutical companies are usually more focused on the qualitative and safety aspects of the products rather than on the actual cost or potential cost savings of producing such safe pharmaceutical products. It is expected to be a very difficult task, and it is expected to take a very long time to get the biopharmaceutical industry to adopt a new expression system, including the C1 expression system. Even if the C1 technology delivers on its promise of expressing high volumes of low-cost proteins with the proper qualitative properties without negative side effects, it is still expected to take a very long time, if ever, to obtain adoption and use of the C1 expression system by both the pharmaceutical industry and governmental regulatory agencies.

We could fail to manage our growth, which would impair our business.
We will need to take the following steps, among others, to manage our growth. If we fail to achieve one or more of these, it could have a material adverse effect on our business, financial condition and results of operations.

•	Balance our cash burn with technology and product development, advancement and value creation of such technologies and products;

•	Maintain and gain additional CROs, or other technology collaborators;

•	Maintain and gain additional collaborators, strategic partners technology licensees or other forms of structures;

•	File, maintain and defend our intellectual property and protect our proprietary information and trade secrets;

•	Develop technology, products and processes that do not infringe on the intellectual property of third parties;

•	Recruit, hire and maintain the required employees necessary to maintain and grow our business and to advance our technologies and products;

•	Achieve technical and commercial success in our and our licensees’ or collaborators’ research and product development programs;

•	Implement and oversee our operational and financial control systems;

•	Operate successful recruiting and training programs;

•	Access the required manufacturing capacity;

•	Access additional growth capital;

•	Recruit and maintain consultants, board members and scientific advisory board members;

•	Manage scientific risks and uncertainties that may arise during our R&D and regulatory programs; and

•	Limit litigation risks and uncertainties.
Our revenue growth depends in part on market and regulatory acceptance of the C1 technology to develop and manufacture animal and/or human biopharmaceutical products.
The success of our biopharmaceutical business will depend on our ability to develop, register, and introduce similar, new and improved technologies and products in a timely manner, at significantly lower manufacturing costs that address the evolving requirements of the pharmaceutical industry and potential customers. There is no assurance that the C1 technology or any product expressed from C1 will perform the same or better, save our customers money relative to existing gene expression technologies or those of our competitors, provide our customers with other benefits, obtain governmental safety and regulatory approvals, be registered or will gain market acceptance. If we fail to develop similar, new and better performing technologies, products and processes at significantly lower manufacturing costs, make fermentation yield improvements on our existing production processes, generate the necessary safety and regulatory data or gain registration and market acceptance of the C1 technology and C1 expressed products or processes, we could fail to recoup our R&D investment and fail to capitalize on potential opportunities or gain market share from our competitors. Any failure, for technological, quality, safety, regulatory, or other reasons, to develop and launch improved technologies and new products, could negatively impact our business, financial condition and results of operations.
The dynamic and conservative nature of the biopharmaceutical industry, the unpredictable nature of the product development process and the time and cost of new technology adoption in the biopharmaceutical industry may affect our ability to meet the requirements of the marketplace or achieve market and/or regulatory acceptance. Some factors affecting market and regulatory acceptance of our technologies and products include:

•	Availability, quality, performance and price of competitive products and processes;

•	Functionality and cost of similar, new and existing technologies and products;

•	Timing of product introduction, performance and pricing compared to our competitors;

•
Scientists’, customers’ and regulatory agencies’ opinions of our technology and products’ utility and our ability to effectively incorporate their feedback into future technology development or product offerings;

•
The status of C1 and other expression technologies including CHO, E.coli, other microbial, insect, algae, plant and other expression systems as to safety, quality, purity and expression levels, capital expenditure intensity, operating costs, and continually changing governmental and industry regulatory requirements;

•	The impact of our own, DuPont’s and our collaborators’ intellectual property, and that of our competitors

•	Competition with and against much larger companies; and

•	Regulatory hurdles, timing, costs and receipt of approvals.

The expenses or losses associated with unsuccessful technology and product development activities or lack of market acceptance of our new technologies and products could seriously harm our business, financial condition and results of operations.
We must continually offer new products and technologies.
The biopharmaceutical industry is characterized by rapid technological change, and the area of gene and protein research and platform development is a rapidly-evolving field.  Our future success will depend on our ability to maintain a competitive position with respect to technological advances in terms of product and process quality, stability, safety, productivity and cost.  Rapid technological development by others could cause our products and technologies to become obsolete and it could have a material adverse effect on our business, financial condition and results of operations.
Potential future regulations limiting our ability to sell genetically engineered products could harm our business.
We, our current and future collaborators and licensees expect to develop biologic products using genetically engineered microorganisms (GMOs). Products derived from GMOs may in some instances be subject to bans or additional regulation by federal, state, local and foreign government agencies. These agencies may not allow us or our collaborators and licensees to produce and market products derived from GMOs in a timely manner or under technically or commercially feasible conditions.
Compliance with FDA, Environmental Protection Agency (EPA) and EU regulations could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products. The FDA currently applies the same regulatory standards to products made through genetic engineering as those applied to products developed through traditional methodologies. Regardless of GMO status, a product may be subject to lengthy FDA reviews and unfavorable FDA determinations due to safety concerns or changes in the FDA’s regulatory policy. The EPA regulates biologically-derived enzyme-related chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process or product in question, resulting in higher manufacturing costs, thereby making the product uneconomical. The EU and other countries also have regulations regarding the development, production and marketing of products from GMOs, which may be as or more restrictive than U.S. regulations.
Further, we, DuPont, our current and future collaborators and licensees are subject to regulations in the other countries in which we operate outside of the U.S. and EU, which may have different rules and regulations depending on the jurisdiction. Different countries have different rules regarding which products qualify as GMO. If any of these countries expand the definition of GMO and increase the regulatory burden on GMO products, our business could be harmed.
Other changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or financial results.
Public views on ethical and social issues may limit use of our technologies.
Our success will depend in part upon our ability, our current and future collaborators’ or licensees’ ability, to develop pharmaceutical products discovered, developed and manufactured through the C1 expression system. Governmental authorities could, for social, ethical or other purposes, limit the use of genetic processes or prohibit the practice of using a modified C1 organism to produce biologic vaccines, drugs and other biologic products. Concerns about the C1 expression system, and particularly about the expression of genes from C1 for pharmaceutical purposes, could adversely affect their market acceptance.

The commercial success of our current and future collaborations and our licensees’ potential products will depend in part on public acceptance of the use of genetically engineered products including enzymes, vaccines, drugs and other protein products produced in this manner. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment, animals or humans may influence public attitudes. Our and our licensees’ genetically engineered products may not gain public acceptance. Negative public reaction to GMOs and products could result in increased government regulation of genetic research and resulting products, including stricter labeling laws or other regulations, and could cause a decrease in the demand for our products. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, some or all of our products and processes may not gain public acceptance. Any of the considerations below could result in expenses, delays, or other impediments to our and our licensees’ programs or the public acceptance and commercialization of products and processes dependent on our technologies and could have a material adverse effect on our business, financial condition and results of operations:

•
public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our and our licensees’ technologies, products and processes;

•
public attitudes regarding, and potential changes to laws governing, ownership of genetic material which could harm our intellectual property rights with respect to our genetic material and discourage collaborative partners or licensees from supporting, developing, or commercializing our products, processes and technologies; and

•
government regulations are changing rapidly, which likely will result in greater government regulation of genetic research and derivative technologies and products derived from such technologies, making approvals of such technologies and the products derived from such technologies to be delayed, more expensive with added risks.

Our results of operations may be adversely affected by environmental, health and safety laws, regulations and liabilities.
We and the CROs, collaborators and licensees are subject to various federal, state and local environmental laws and regulations relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, criminal sanctions, permit revocations and/or facility shutdowns.
In addition, new laws, new interpretations of existing laws, increased government enforcement of environmental laws, or other developments could require us or our contract research organizations to make additional significant expenditures. Present and future environmental laws and regulations and interpretations thereof, more vigorous enforcement of policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position. Additionally, any such developments may have a negative impact on our contract manufacturers, which could harm our business.
We may fail to commercialize the C1 expression system for the expression of therapeutic proteins, antibodies and vaccines.
We have not yet developed any C1-based biopharmaceutical products, conducted the necessary safety, efficacy, cost and regulatory studies, or completed the commercialization of any therapeutic proteins, antibodies and vaccines.
To date, drug companies have developed and commercialized only a small number of gene-based products in comparison to the total number of drug molecules available in the marketplace. Our biopharmaceutical business should be evaluated as having the same risks as those inherent to early-stage biotechnology companies because the application of the C1 expression system for the expression of pre-clinical and clinical quantities of therapeutic proteins, antibodies and vaccines is still in early development.
Successful development of the C1 expression system for biopharmaceutical purposes will require significant research, development and capital investment, including testing, to prove its safety, efficacy and cost-effectiveness. In general, our experience has been that each step in the process has been longer and costlier than originally projected, and we anticipate that this is likely to remain the case with respect to the continuing development efforts of our biopharmaceutical business.
We have no experience submitting applications to the FDA or similar regulatory authorities and could be subject to lengthy and/or unfavorable regulatory proceedings.
While we understand that many of our current and future collaborators or licensees may have a proven track record of experience submitting application to the FDA or other applicable regulatory authorities, we have no such experience. Neither we nor any collaborator or licensee has yet submitted any application with the FDA or any other regulatory authority for any product candidate generated through the use of the C1 expression system as it relates to the development and manufacture of pharmaceutical products. The FDA may not have substantial experience with technology similar to ours, which could result in delays or regulatory action against us. We and our current and future collaborators and licensees may not be able to able to obtain regulatory approval for C1 expressed products, which would harm our business.
The C1 expression system has been tested for use in the manufacturing of an enzyme in the production of wine, beer and fruit juices, and has generated promising safety and toxicity data for that enzyme. The C1 expression system could produce vaccines, antibodies, or therapeutic products and enzymes that have safety, toxicity, pathogenicity, immunogenicity and other issues associated with them. The C1 expression system may be subject to lengthy regulatory reviews and unfavorable regulatory determinations if it raises safety questions which cannot be satisfactorily answered or if results from studies do not meet regulatory requirements. An unfavorable regulatory ruling could be difficult to resolve and could delay or possibly prevent a product from being commercialized, or even the use of the C1 technology to produce future products which would have a material adverse effect on our growth and prospects. Additionally, future products produced by us or our current and future collaborators or licensees using the C1 expression system may not be approved by the FDA or other regulatory agencies in the U.S. or worldwide. There is no assurance that safety, toxicity, pathogenicity, immunogenicity and other issues will not arise in current or future product development and manufacturing programs due to media, fermentation, inherent properties or genetic changes in the C1 strain and fermentation process.
If these therapeutic protein products, antibodies or vaccines are not approved by regulators, we or our current and future customers or collaborators and licensees will not be able to commercialize them, and we may not receive research funding, upfront license fees, milestone and royalty payments which are based upon the successful advancement of these products through the drug development and approval process. Even after investing significant time and expense, any regulatory approval may also impose limitations on the uses for which we can market a product, and any marketed product and its manufacturer are subject to continual review. Discovery of previously unknown problems with a product or manufacturer may result in new restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices, which may result in low or unprofitable margins and would have a material adverse effect on our business, financial condition and results of operations.
Alternative technologies may not require microbial or other cell produced proteins.
Research is being conducted with cell or gene based therapies and other technologies that offer a possible alternative to producing proteins as they are today based on microbial, organic matter containing Carbon, Hydrogen, and Oxygen or other organisms, that may allow genes to be directly inserted into cells that can be implanted into animals and humans directly, displacing the need for the existing methods used for development of biologic vaccines and drugs. If they are successful, these new methods may supplant or greatly reduce the need for microorganisms, Carbon, Hydrogen, and Oxygen or other organisms to produce these proteins externally as the injected cells in animals and human may be able to do so internally.
Other Business Risks That We Face
We may need substantial additional capital in the future to fund our business.
Our future capital requirements may be substantial, particularly as we continue to further develop, engineer and optimize the C1 expression system and our other proprietary technologies, products and processes for licensing for research and development, and commercialization of potential animal and human pharmaceutical products.
Our need for additional capital, if any, will depend on many factors, including (i) the technical and financial success of our efforts to enter the biopharmaceutical industry, (ii) the progress and scope of our collaborative and independent R&D projects and other ongoing and future potential projects, (iii) the receipt of future upfront fees, potential milestones, royalties and other payments from future licensees or other types of collaborations if any, (iv) our ability to obtain payments from other potential pharmaceutical business customers through research funding, milestones, license agreements and other forms of collaborative agreements, (v) the extent to which we can obtain licensees, or other types of collaborative partnerships for the research, development and commercialization of proteins in the biopharmaceutical industry, (vi) the effect of any acquisitions of other technologies and/or businesses that we may make in the future, and (vii) the filing, prosecution, enforcement and defense of patent claims and/or infringements by us, and our collaborators.
We currently have very little leverage and if our capital resources are insufficient to meet our capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the development and commercialization of products, if any, resulting from our technologies. If the acquisition of additional funds is not possible or if we engage in future equity financings, dilution to our existing stockholders may result. If we raise capital through debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, sell certain assets of the company which will limit future opportunities, or grant licenses on terms that are not favorable to us. Without sufficient funding or revenue, we may have to curtail, cease, or dispose of, one or more of our operations and would have a material adverse effect on our business, financial condition, and future prospects.
Changes in global economic and financial markets may have a negative effect on our business.
Our business is subject to a variety of market forces including, but not limited to, domestic and international economic, political and social conditions. Many of these forces are beyond our control. Any change in market conditions that negatively impacts our operations or the demand of our current or prospective customers could adversely affect our business operations.
In addition, changes in the global financial, pharmaceutical and biotech markets may make it difficult to accurately forecast operating results. These changes have had, and may continue to have, a negative effect on our business, results of operations, financial condition and liquidity. In the event of a downturn in global economic activity, current or potential business partners may go out of business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products and increased payment delays or defaults. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations and difficulties if we over strained our resources. The timing and nature of a sustained recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will significantly improve in the near future or that our results will not continue to be materially and adversely affected.
If we lose key personnel, including key management or board members, or are unable to attract and retain additional personnel, it could delay our technology and product development programs, harm our R&D efforts, and we may be unable to pursue research funding, licenses and other forms of collaborations or develop our own products.
Our planned activities will require retention and ongoing recruiting of additional expertise in specific areas applicable to our industries, technologies and products being developed. These activities will not only require the development of additional expertise by existing management personnel, but also the addition of new research and scientific, regulatory, licensing, sales, marketing, management, accounting and finance and other personnel. The inability to acquire or develop this expertise or the loss of principal members of our management, broad of directors, consultants, accounting and finance, sales, and scientific staff could impair the growth, if any, of our business. Competition for experienced personnel from numerous companies, academic institutions and other research facilities may limit our ability to attract and retain qualified management, directors, consultants, and scientific personnel on acceptable terms. Failure to attract and retain qualified personnel would inhibit our ability to maintain and pursue collaborations and develop our products and core technologies.
Personnel changes may disrupt our operations. Hiring and training new personnel will entail costs and may divert our resources and attention from revenue-generating efforts. In addition, we periodically engage consultants to assist us in our business and operations, these consultants operate as independent contractors, and we, therefore, do not have as much control over their activities as we do over the activities of our employees. Our directors and consultants may be affiliated with or employed by other parties, and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.
Inability to protect our intellectual property could harm our ability to compete.
Our success will depend in part on our ability to obtain patents and on our and DuPont’s (as part of the DuPont Transaction, patents were assigned to DuPont) and our current and future collaborators’ and licensees’ ability to maintain adequate protection of our and their intellectual property. If we, DuPont, or our current and future collaborators and licensees do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.
However, the patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our, and in certain instances the C1 patents assigned to DuPont, and our current and future collaborators and licensees proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend, from time to time, to apply for patents covering both our technologies and our products, while at other times, we only maintain such knowledge as trade secrets without applying for patents, as we deem appropriate. However, existing and future patent applications may be challenged and are not guaranteed to result in the issuing of patents. Even if a patent is obtained, it may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others, including DuPont and our current and future collaborators and licensees, may independently develop similar or alternative technologies or design around our, DuPont’s or our current and future collaborators’ and licensees’ patented technologies. In addition, DuPont, our current and future collaborators, licenses, or other third parties may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages. If any third party is able to gain intellectual property protections for technology similar to our own, they may be successful in blocking us and our licensees from using C1 technology and/or commercializing products derived from the C1 technology.
The United States Leahy-Smith America Invents Act, enacted in September 2011, brought significant changes to the U.S. patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the final substantive provisions of the America Invents Act took effect on March 16, 2013. The United States Patent and Trademark Office (the “USPTO”), only recently finalized the rules relating to these changes and the courts have yet to address the new provisions. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights. Additional uncertainty may result from legal precedent handed down by the United States Court of Appeals for the Federal Circuit and United States Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that we were the first to invent the inventions covered by our pending patent applications, or that we were the first to file patent applications for these inventions or the patents we have obtained.
In addition, Dyadic will continue to review its existing and potential patent positions and rights. Based on our analysis if and when the commercial opportunities and patent enforceability are questionable, we may abandon certain patents in some countries. There is a risk that we will abandon potentially valuable patents.
Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and resources and could prevent us and our collaborators from commercializing our or their technologies and products or negatively impact our stock price.
Our commercial success depends in part on neither infringing patents and proprietary rights of third parties, nor breaching any licenses that we have entered into with regard to our technologies and products. Others have filed, and in the future are likely to file, patent applications covering genes or gene fragments, genetic elements, screening, gene expression and fermentation processes and other intellectual property that we may wish to utilize with the C1 expression system or products and systems that are similar to those developed with its use. If these patent applications result in issued patents and we wish to use the claimed technology, we may need to obtain a license from the appropriate third party.
Third parties may assert that we and/or our current and future collaborators and licensees are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents and other intellectual property rights. Parties making claims against us may be able to obtain injunctive or other equitable relief, which could effectively block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. If a claim of infringement against us is successful, we may be required to pay damages and obtain one or more licenses from third parties. In the event that we are unable to obtain these licenses at a reasonable cost, we and/or current and future collaborators and licensees could encounter delays in product commercialization while we attempt to develop alternative methods or products. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.
In addition, unauthorized parties may attempt to steal, copy or otherwise obtain and use our C1 microbial strains, genetic elements, development and manufacturing processes, other technology or products. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technologies, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States. Moreover, third parties could practice our inventions in territories where we do not have patent protection. Such third parties may then try to import into the United States or other territories products, or information leading to potentially competing products, made using our inventions in countries where we do not have patent protection for those inventions. If competitors are able to use our technologies, our ability and our current and future collaborators’ and licensees’ ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could harm our business, financial condition and results of operations.
Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.
We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, third parties could reverse engineer our biocatalysts and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We may be sued for product liability.
We or our current and future collaborators and licenses may be held liable if any product we or they develop, or any product which is made with the use or incorporation of, any of our technologies, causes injury or is found otherwise unsuitable or unsafe during product testing, manufacturing, marketing or sale. These claims could be brought by various parties, including other companies who purchase products from our current and future collaborators and licenses or by end users of the products.
While we maintain product liability insurance, it may not fully cover all of our potential liabilities and our liability could in some cases exceed our total assets, which would have a material adverse effect on our business, results of operations, financial condition and cash flows, or cause us to go out of business. Further, insurance coverage is expensive and may be difficult to obtain and may not be available to us or to our collaborators and licensees in the future on acceptable terms, or at all. Inability to obtain sufficient insurance coverage at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us, or our collaborators and licensees.
Foreign currency fluctuations could adversely affect our results.
In the conduct of our business, in certain instances, we are required to receive payments or pay our obligations in currencies other than U.S. dollars. Especially since a large portion of our research and development is done in the EU and the CROs and certain consultants request payments in Euros. As a result, we are exposed to changes in currency exchange rates with respect to our business transactions denominated in non-US dollars.
Fluctuations in currency exchange rates have in the past and may in the future negatively affect our revenue, expenses and our financial position and results of operations as expressed in U.S. dollars. Our management monitors foreign currency exposures and may in the ordinary course of business enter into foreign currency forward contracts or options contracts related to specific foreign currency transactions or anticipated cash flows. We do not hedge and have no current plans to hedge in the future, the translation of financial statements of consolidated subsidiaries whose local books and records are maintained in foreign currency.
Our ability to use our net operating loss carryforwards (“NOLs”) to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

We may make acquisitions, investments and strategic alliances that may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities.
We may seek to expand our business through the acquisition of, investment in and strategic alliances with companies, technologies, products, and services. If we are able to identify suitable acquisition, investment or strategic alliance targets, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions acceptable to us. Acquisition, investments and strategic alliances involve a number of risks, including, but not limited to:

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition, investment or strategic alliance purchase price being paid in cash;

•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;

•
unanticipated costs and liabilities, including the potential to incur restructuring and other related expenses, including significant transaction costs that may be incurred regardless of whether a potential strategic alliance, acquisition or investment is completed;

•	the ability to effectively and quickly assimilate the operations, technologies, products and services or products of the acquired company or business;

•	the ability to integrate acquired personnel;

•	the ability to oversee, retain and motivate key employees;

•	the ability to retain customers;

•	minimizing the diversion of management’s attention from other business concerns; and

•	potential loss of invested capital.
We cannot assure you that, following an acquisition, investment or strategic alliance, we will achieve expected research and development results, anticipated synergies, revenues, specific net income or loss levels that justify such transaction or that the transaction will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or to provide funding for such business, which would result in dilution for stockholders or the incurrence of indebtedness and may not be available on terms which would otherwise be acceptable to us. We may not be able to oversee such investment(s) nor operate acquired businesses profitably or otherwise implement our growth strategy successfully.
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our research activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and delays in our research efforts and financial reporting compliance, as well as significant increase in costs to recover or reproduce the data.
Risks Related to Our Stock Repurchase Program
Our stock repurchase program may be extended, suspended or discontinued at any time, which could cause the price of our common stock to be volatile or to decrease.
On February 16, 2016, the Board of Directors authorized a one-year stock repurchase program, under which the Company was authorized to repurchase up to $15 million of its outstanding common stock (the “2016 Stock Repurchase Program”). The 2016 Stock Repurchase Program ended on February 15, 2017.
On August 16, 2017, the Board of Directors authorized a new one-year stock repurchase program, under which the Company may repurchase up to $5 million of its outstanding common stock (the “2017 Stock Repurchase Program”). On August 6, 2018, the Board of Directors authorized an extension of this stock repurchase program through August 15, 2019. Please refer to our consolidated financial statements note under “Shareholders’ Equity - Share Repurchases and Buybacks” for share repurchases and buyback information and activities.

Under the 2017 Stock Repurchase Program, the Company is authorized to repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, is dependent upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from its existing cash resources. All repurchased shares are held in treasury. However, the board may decide to retire these shares in the future.
In addition to the Stock Repurchase Programs above, our Board of Directors may, on a case by case basis, authorize the repurchase of the Company’s shares in privately negotiated transactions, if such transaction is in the best interest of the Company and its shareholders.
The Company may in the future determine to initiate a new repurchase program depending upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s Board of Directors and management.
Risks Related to Our Common Stock
The price of our shares of common stock is likely to be volatile, and you could lose all or part of your investment.
The trading price of our common stock has been, and is likely to continue to be, volatile. Biotechnology company stocks generally tend to experience extreme price fluctuations. The valuations of many biotechnology companies without consistent product sales and earnings are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. These trading prices and valuations may not be sustained. Factors that may result in fluctuations in our stock price include, but are not limited to, the following:

•	Changes in the public’s perception of the prospects of biotechnology companies.

•	Broad market and industry factors including market fluctuations or political and economic conditions such as war, recession or changes in interest and currency rates.

•	Announcements of new technological innovations, patents or new products or processes by us, DuPont or our current or future collaborators, licensees and competitors;

•	Announcements by us, DuPont or our collaborators and licensees relating to our relationships or either of our relationships with other third parties;

•	Coverage of, or changes in financial estimates by us or securities analysts;

•	Conditions or trends in the biotechnology industry;

•	Changes in the market valuations of other biotechnology companies;

•	Limitations or expanded uses in the areas within the biopharmaceutical or other industries into which we can apply our technologies and products;

•	Actual or anticipated changes in our growth rate relative to our competitors;

•	Developments in domestic and international governmental policy or regulations;

•
Announcements by us, DuPont, our current and future collaborators and licenses, or our competitors of significant acquisitions, divestures, strategic partnerships, license agreements, joint ventures or capital commitments;

•	The position of our cash, cash equivalents and marketable securities;

•	Any changes in our debt position;

•	Developments in patent or other proprietary rights held by us, DuPont or by others;

•
Negative effects related to the stock or business performance of DuPont, our current and future collaborators and licensees, or the abandonment of projects using our technology by our collaborators and/or licensees;

•	Scientific risks inherent to emerging technologies such as the C1 expression system;

•	Set-backs, and/or failures, and or delays in our or our current and future collaborators’ and licensees’ R&D and commercialization programs;

•	Delays or failure to receive regulatory approvals by us, DuPont and/or our current and future collaborators and licensees;

•	Loss or expiration of our or DuPont’s intellectual property rights;

•	Lawsuits initiated by or against us, DuPont, or our current and future collaborators and licensees;

•	Period-to-period fluctuations in our operating results;

•	Future royalties from product sales, if any, by DuPont, our current or future strategic partners, collaborators or licensees;

•	Future royalties may be owed to DuPont by us, our collaborators, licenses, or sub-licensees under certain circumstances related to our DuPont Pharma License;

•	Sales of our common stock or other securities in the open market;

•	Stock buy-back programs;

•	Stock splits and reverse stock split;

•	Decisions made by the board related to potential registration of Dyadic’s stock under the Securities Act of 1933, and/or up listing to another stock exchange.
Volatile stock prices can lead to securities class action litigation. In 2007, a stockholder filed a securities class action suit against us, which we settled on July 27, 2010. If we were to become party to another securities class action suit, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business to responding to litigation.
Our quarterly and annual operating results may be volatile.
Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to vary significantly or decline. Some of the factors that could impact our operating results include:

•	Expiration of or cancellations of our research contracts with current and future collaborators and/or licensees, which may not be renewed or replaced;

•	Setbacks or failures in our and our current and future collaborators and licensees research, development and commercialization efforts;

•	Setbacks, or delays in our research and development efforts to develop and produce biologics.

•	Setbacks, or delays in our research and development efforts to re-engineer the C1 technology for its application and use in developing and producing biologics.

•	The speed, and success rate of our discovery and research and development efforts leading to potential licenses, or other forms of collaborations, access fees, milestones and royalties;

•
The timing and willingness of current and future collaborators and licensees to utilize C1 to develop and commercialize their products which would result in potential upfront fees, milestones and royalties;

•	General and industry specific economic conditions, which may affect our current and future collaborators’ and licensees’ R&D expenditures;

•	The adoption and acceptance of the C1 expression system by biopharmaceutical companies and regulatory agencies;

•
The addition or loss of one or more of the collaborative partners, grants, research funding, or licensees we are working with to further develop and commercialize our technologies and products in the pharmaceutical industry;

•	Our ability to file, maintain and defend our intellectual property and to protect our proprietary information and trade secrets;

•	Our ability to develop technology, products and processes that do not infringe on the intellectual property of third parties;

•	The improvement and advances made by our competitors to CHO, E.coli, yeast, inset cells, plant and other expression systems;

•	The introduction by our competitors of new discovery and expression technologies competitive with the C1technology;

•	Our ability to enter into new research projects, grants, licenses or other forms of collaborations and generate revenue from such parties;

•	Scientific risk associated with emerging technologies such as the C1 expression system;

•	Failure to bring on the necessary research, CMO, CDMO and manufacturing capacity if required;

•	Uncertainty regarding the timing of research funding, grants or upfront license fees for new C1 expression system collaborations, license agreements or expanded license agreements;

•	Delays or failure to receive upfront fees, milestones and royalties and other payments.

A large portion of our expenses are relatively fixed, including expenses for personnel. Accordingly, if revenues do not grow as anticipated due to the expiration of research contracts or government research grants, the failure to obtain new contracts, licensees or other forms of collaborations or other factors, we may not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenue could, therefore, significantly harm our operating results for a particular fiscal period or for even prolonged periods of time.
Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. Our operating results in some quarters, or even in some years may not meet the expectations of stock market analysts and investors, potentially causing our stock price to possibly decline.
We do not expect to pay cash dividends in the future.
We have never paid cash dividends on our stock and do not anticipate paying any dividends for the foreseeable future. The payment of dividends on our shares, if ever, will depend on our earnings, financial condition and other business and economic factors deemed relevant for consideration by our board of directors. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates.
Our anti-takeover defense provisions may deter potential acquirers and depress our stock price.
Certain provisions of our certificate of incorporation, bylaws and Delaware law, as well as certain agreements we have with our executives, could make it substantially more difficult for a third party to acquire control of us. These provisions include the following:

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
These provisions may discourage certain types of transactions involving an actual or potential change in control. These provisions may also limit our stockholders’ ability to approve transactions that they may deem to be in their best interests and discourage transactions in which our stockholders might otherwise receive a premium for their shares over the current market price.
Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our bylaws, provide that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (A) any derivative action or proceeding brought on behalf of the Company, (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (C) any action or proceeding asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Certificate of Incorporation or bylaws, or (D) any action or proceeding asserting a claim governed by the internal affairs doctrine, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. The choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.
Our executive officers, directors and principal stockholders (5% stockholders) together control approximately 46.6% of our 26,713,486 shares of outstanding common stock as of December 31, 2018.
Our Founder and Chief Executive Officer Mark Emalfarb, through the Mark A. Emalfarb Trust U/A/D October 1, 1987, as amended (the “MAE Trust”) of which he is the trustee and beneficiary, owned approximately 15.4% of our outstanding common stock as of December 31, 2018. Further, the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), whose beneficiaries are the descendants and spouse of Mr. Emalfarb, owned approximately 14.2% of our outstanding common stock as of December 31, 2018. We have historically been partially controlled, managed and partially funded by Mr. Emalfarb, and affiliates of Mr. Emalfarb. Collectively, Mr. Emalfarb and stockholders affiliated with Mr. Emalfarb controlled approximately 29.6% of our outstanding common stock as of December 31, 2018.
Mr. Emalfarb may be able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Emalfarb may not always coincide with the interests of other shareholders, and he may take actions that advance his personal interests and are contrary to the desires of our other shareholders.
If our existing officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control and might affect the market price of our shares, even when a change may be in the best interests of all stockholders. Certain of our principal stockholders may elect to increase their holdings of our common stock, which may have the impact of delaying or preventing a change of control. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.
If securities or industry analysts do not commence the publication of research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. We have no control over these analysts. If one or more analysts release a negative report or release a positive report and subsequently downgrade or change that report, potentially causing our stock price would likely decline. Additionally, if one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Future issuances of shares of our common stock may negatively affect our stock price.
The sale of additional shares of our common stock, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of December 31, 2018, there were 26,713,486 shares of our common stock outstanding. Approximately 46.6% of these outstanding common shares are beneficially owned or controlled by our executive officers, directors and principal stockholders. Shares held by our affiliates and certain of our directors, officers and employees are “restricted securities” as defined by Rule 144 (“Rule 144”) of the Securities Act of 1933, as amended (the “Securities Act”) and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
Our common stock has a relatively small public float. As a result, sales of substantial amounts of shares of our common stock, or even the potential for such sales, may materially and adversely affect prevailing market prices for our common stock. In addition, any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities.
We are a listing company on the OTCQX U.S. Premier marketplace, which may limit investors’ ability to dispose of shares.
Our common shares are currently quoted on the OTCQX U.S. Premier marketplace. Although we have applied for listing on the NASDAQ Stock Market Exchange, we have not yet cleared the NASDAQ staff questions. We may not be able to meet the initial listing standards of NASDAQ or any other stock exchange, correctly predict the timing of such listing or, if listed, maintain such a listing. During the period that our common stock is quoted on the OTCQX U.S. Premier or any other over-the-counter system, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock than would be the case if and when we list on the NASDAQ Stock Market or another U.S. or foreign stock exchange.
We will incur significant costs as a result of operating as an SEC registrant, and our management will be required to devote substantial time to compliance initiatives.
As an SEC registrant, we will incur significant legal, accounting and other expenses. In addition, the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as related rules implemented by the SEC, impose various requirements that require our management and other personnel to devote a substantial amount of time to compliance initiatives.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to evaluate the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to maintain compliance with the requirements of Section 404, our stock price could decline, and we could face sanctions or investigation or investigations or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.
Because we did not become a reporting company by conducting an underwritten initial public offering, or IPO, of our common stock, and because we are not yet listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we were to become a public reporting company by means of an IPO because they may be less familiar with our company as a result of more limited coverage by analysts and the media.

Risks Related to the Potential Reverse Stock Split and Potential Listing on the NASDAQ or another National Stock Market
The potential Reverse Stock Split, if effected, would provide additional authorized shares for issuance by our Board of Directors, which could be used to frustrate any change in control or takeover transaction or have adverse consequences to our shareholders.
In April 2018, our Board of Directors approved for submission to a vote of our shareholders the grant of authority to the Board of Directors to amend our Certificate of Incorporation to effect the Reverse Stock Split at a ratio up to 1-for-4. At our annual shareholders meeting on June 6, 2018, our shareholders approved the proposal. If the Board of Directors effects the Reverse Stock Split, we would have additional authorized shares of common stock that the Board of Directors could issue in the future without shareholders’ approval. Such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent shareholders. This could have an anti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.
A large number of available shares of common stock could have adverse consequences, including but not limited to, our current shareholders could be potentially diluted by future issuances of shares of common stock for capital raising purposes, to acquire additional assets, for equity compensation of officers and directors and for other corporate purposes.
Our Board of Directors has not yet effected the potential Reverse Stock Split and even if effected, the Reverse Stock Split may not increase the price of our common stock and have other adverse consequences on the price of our common stock.
Our Board of Directors has not yet effected the potential Reverse Stock Split. As part of the shareholder approval of the Reverse Stock Split, the Board of Directors reserved the right to abandon the Reverse Stock Split proposal without further action by our shareholders at any time before the effectiveness of the filing of the amended Certificate of Incorporation with the Delaware Secretary of State or delay (for up to 24 months after the annual meeting on June 6, 2018), if it determines, in its sole discretion, that such action is in the best interests of the Company and its shareholders. If the Board of Directors abandons or further delays the Reverse Stock Split, the trading price of our common stock may be negatively affected. We cannot assure you, when or whether at all, the Board of Directors will effect the Reverse Stock Split.
If the Board of Directors effects the Reverse Stock Split, we expect that the Reverse Stock Split would increase the market price of our common stock. However, the effect of the Reverse Stock Split of our common stock upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. The Reverse Stock Split could also be viewed negatively by the market and other factors, such as those described above, and therefore, may adversely affect the market price of the shares of our common stock. Consequently, the market price per post-Reverse Stock Split share may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the Reverse Stock Split. Accordingly, the total market capitalization of our shares of common stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split.
The potential Reverse Stock Split could decrease the liquidity of our common stock.
If effected, the Reverse Stock Split could adversely affect the liquidity of our common stock given the dramatic reduction in the number of shares that will be outstanding after the Reverse Stock Split. In addition, the Reverse Stock Split could increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.
Even after the potential Reverse Stock Split, the trading price of our common stock may not be high enough to attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors or the NASDAQ or another national stock exchange that the company may seek to become listed on. Consequently, the trading liquidity of our common stock may not improve.
Even if the Board of Directors effects the Reverse Stock Split, there can be no assurance that the Reverse Stock Split would result in a share price that will attract new investors, including institutional investors, or that the share price will satisfy the investing requirements of those investors or the NASDAQ or another national stock exchange that the company may seek to become listed on. Further, other factors, such as our financial results, market conditions and the market perception of our business, may adversely affect the interest of new investors in the shares of our common stock. As a result, the trading liquidity of our common stock may not necessarily improve, our share price may decline, and you may lose all or part of your investment.
Investing in our common stock involves a high degree of risk. We cannot assure you that any of the events discussed in the risk factors will not occur. If we are not able to successfully address any of the risks or difficulties, we could experience a material adverse effect on our business, operations and financial performance. In such circumstances, the trading price of our common stock could decline, and in some cases, such declines could be significant, and you could lose part or all of your investment. In addition to the risks, other unforeseeable risks and uncertainties that we currently believe are immaterial or unknown to us may also adversely affect our business, operating results or financial performance.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company’s corporate headquarters are located in Jupiter, Florida. The Company occupies approximately 4,900 square feet with a monthly rental rate and common area maintenance charges of approximately $9,450. The lease expires on June 30, 2019, and thereafter, the Company will reconsider the square footage of the leased space to align with the staffing requirements of the future operations of the Company.
The Company maintains a small satellite office in Wageningen, The Netherlands. In 2018, the Company occupied approximately 258 square feet with annual rentals and common area maintenance charges of approximately $4,700. The lease expired on January 31, 2019, and thereafter, the Company entered into a new lease with the same lessor (the “New Lease”). The New Lease has a one-year term and includes a flexible office space with annual rentals of approximately $4,000.

We believe that our current and anticipated facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space is available to accommodate any expansion of our operations, but such space may not be available in the same building if and when such space is needed.

Item 3.	Legal Proceedings
We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4.	Mine Safety Disclosures
Not applicable for our operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Principal Market or Markets
As of December 31, 2018, Dyadic had two classes of capital stock authorized, common stock and preferred stock. Our common stock is traded on the OTCQX U.S. Premier, a tier of the OTC marketplace. There were no shares of preferred stock outstanding for the reported period. The trading symbol for Dyadic’s common stock assigned by the Financial Industry Regulatory Authority, Inc. is “DYAI.” The number of record holders of our common stock as of December 31, 2018 was 69. There are no stock dividends within the last three years. Any future determination to pay dividends will be at the discretion of our board of directors.
The table below sets forth the high and low bid prices of our common stock, as reported on the OTCQX Marketplace for the periods shown.

Period	High	Low
Year ended December 31, 2018
First Quarter	$1.54	$1.38
Second Quarter	$1.63	$1.46
Third Quarter	$1.73	$1.40
Fourth Quarter	$2.29	$1.54
Year ended December 31, 2017
First Quarter	$1.81	$1.23
Second Quarter	$1.58	$1.31
Third Quarter	$1.56	$1.30
Fourth Quarter	$1.53	$1.35
OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12.
Treasury Stock
As of December 31, 2018, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company. As of December 31, 2017, there were 10,609,177 shares held in treasury, at a cost of approximately $16.6 million.
Potential Reverse Stock Split
On June 6, 2018 at the annual shareholder meeting, the Company’s shareholders approved a proposal to amend Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company's issued and outstanding shares of common stock at a ratio up to 1-for-4 and effective upon a date, in each case, to be determined by the Company's board of directors. See “Risk Factors-Risks Related to the Potential Reverse Stock Split and Potential Listing on the NASDAQ or another National Stock Market.”

Issuer Purchases of Equity Securities
Stock Repurchase Programs
On February 16, 2016, the Board of Directors authorized a one-year stock repurchase program, under which the Company was authorized to repurchase up to $15 million of its outstanding common stock (the “2016 Stock Repurchase Program”). The 2016 Stock Repurchase Program ended on February 15, 2017.
On August 16, 2017, the Board of Directors authorized a new one-year stock repurchase program, under which the Company may repurchase up to $5 million of its outstanding common stock (the “2017 Stock Repurchase Program”). On August 6, 2018, the Board of Directors authorized an extension of this stock repurchase program through August 15, 2019.
Under the 2017 Stock Repurchase Program, the Company is authorized to repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, is dependent upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from its existing cash resources. All repurchased shares are held in treasury.
The following table summarizes the Company’s stock repurchase activities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Amount	Total Number of Treasury Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Privately Negotiated Transactions:
January 12, 2016 - Abengoa repurchased and retired shares	2,136,752	$1.35	$2,884,615	—	N/A
January 11, 2017 - Pinnacle Family Office Investments L.P. repurchased shares	2,363,590	1.54	3,639,929	2,363,590	N/A
					$15,000,000
2016 Stock Repurchase Program (1):
January through December 2016	6,548,473	1.59	10,401,906	6,548,473	$4,598,094
January 2017	867,507	1.60	1,384,021	867,507	$3,214,073
February 2017	448,000	1.48	662,356	448,000	$2,551,717

2017 Stock Repurchase Program:					$5,000,000
September through December 2017	381,607	1.41	537,661	381,607	$4,462,339
January 2018	165,000	1.40	231,000	165,000	$4,231,339
March 2018	102,000	1.41	143,820	102,000	$4,087,519
August 2018	1,377,325	1.40	1,929,222	1,377,325	$2,158,297
Total open market and privately negotiated purchases	14,390,254	$1.52	$21,814,530	12,253,502
___________________
Note:
(1) The 2016 Stock Repurchase Program ended on February 15, 2017.

Item 6.	Selected Financial Data
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but not limited to those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.
Overview
Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and research organizations performing services under contract to Dyadic in Finland and Spain. Over the past two decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Myceliophthora thermophila fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.
On December 31, 2015, the Company sold its industrial technology business to DuPont Danisco (“DuPont”), the industrial biosciences business of DuPont (NYSE: DD) for $75.0 million (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and certain exceptions). DuPont retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either DuPont or certain licensors of DuPont, depending upon whether Dyadic elects to utilize certain patents either owned by DuPont or licensed in by DuPont.
After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines (such as virus-like particles (VLPs) and antigens), monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, and other therapeutic enzymes and proteins. The Company is aiming to develop such products as innovative vaccines and drugs, biosimilars and/or biobetters. Additionally, in early 2018, we began to conduct certain funded research activities to further understand if, or how the C1 technology may be applied for use in developing and manufacturing certain metabolites. The initial data from this metabolite project, where the Phase I data milestone was achieved, demonstrated that C1 has the potential to be engineered to produce certain metabolites. In the first quarter of 2019, the Company initiated two new internal research projects, including engineering C1 to express adeno-associated viral vectors (AAV) which has been reported as expensive and in short supply.

Critical Accounting Policies, Estimates, and Judgments
The preparation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions. Such differences could be material to the consolidated financial statements.
We define critical accounting policies as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include the following:
Revenue Recognition
The Company has no pharmaceutical products approved for sale at this point, and all of our revenue to date has been research revenue from third party collaborations and government grants. The Company may generate future revenue from license agreements and collaborative arrangements, which may include upfront payments for licenses or options to obtain a license, payment for research and development services, milestone payments, and royalties.
The Company typically performs research and development services as specified in each respective agreement on a best efforts basis, and recognizes revenue from research funding under collaboration agreements in accordance with the 5-step process outlined in Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when we satisfy a performance obligation by transferring control of the service to a customer in an amount that reflects the consideration that we expect to receive. Since the performance obligation under our collaboration agreements is generally satisfied over time, we elected to use the input method under Topic 606 to measure the progress toward complete satisfaction of a performance obligation.
Under the input methods, revenue will be recognized on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation. The Company believes that the cost-based input method is the best measure of progress to reflect how the Company transfers its performance obligation to a customer. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the performance obligation. These costs consist primarily of full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.
A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenues are recognized. When there is a timing difference between when we invoice customers and when revenues are recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred research and development obligations), as appropriate.
The Company adopted the following practical expedients and exemptions: We generally expense sales commissions when incurred because the amortization period would be one year or less. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Provision for Contract Losses
The Company assesses the profitability of our collaboration agreements to provide research services to our contracted business partners and identifies those contracts where current operating results or forecasts indicate probable future losses. If the anticipated contract cost exceeds the anticipated contract revenue, a provision for the entire estimated loss on the contract is recorded and then accreted into the statement of operations over the remaining term of the contract. The provision for contract losses is based on judgment and estimates, including revenues and costs, where applicable, the consideration of our business partners’ reimbursement, and when such loss is deemed probable to occur and is reasonable to estimate.
Accrued Research and Development Expenses
In order to properly record services that have been rendered but not yet billed to the Company, we review open contracts and purchase orders, communicate with our personnel and we estimate the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly or quarterly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of accrued research and development expenses include amounts owed to contract research organizations, to service providers in connection with commercialization and development activities.
Stock-Based Compensation
We have granted stock options and restricted stock to employees, directors and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and restricted stock and applied a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option (except for our CEO which is 5 years). The Company performs a review of assumptions used in the Black-Scholes option-pricing model on an annual basis. During the Company’s annual review of its volatility assumption in 2018, the

Company determined that it would be appropriate to use the Company’s historical volatilities since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure. The change in assumption is effective January 1, 2018 and only impacts new options granted in 2018.
The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. These estimates are neither predictive nor indicative of the future performance of our stock. As a result, if other assumptions had been used, our recorded share-based compensation expense could have been materially different from that reported. In addition, because some of the options and restricted stock issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total ultimate expense of share-based compensation is uncertain.
In connection with board member and employee terminations, the Company may modify certain terms to outstanding share-based awards. We have recorded charges related to these modifications based on the estimated fair value of the share-based options immediately prior to and immediately after the modification occurs, with any incremental value being charged to expense. We have used the Black-Scholes pricing model in this valuation process, and this requires management to use various assumptions and estimates. Future modifications to share-based compensation transactions may result in significant expenses being recorded in our consolidated financial statements.
Accounting for Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense /(benefit) is recognized for: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.
In determining taxable income for the Company’s consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires the Company to make certain estimates of our actual current tax exposure and assessment of temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, the Company must consider all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent years and its forecast of future taxable income. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
The Company is required to evaluate the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability should be recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents a company’s potential future obligation to the taxing authority for a tax position that was not recognized because of applying the provision of ASC 740. The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017 and is effective January 1, 2018. The new legislation includes, among other things a reduction of the U.S. Federal corporate income tax rate from 35% to 21%, and a change to alternative minimum taxes. The TCJA eliminated the corporate Alternative Minimum Tax (AMT) and permits existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019, and 2020. Any AMT credit carryforwards that do not reduce regular taxes are eligible for a 50% refund in 2018 through 2020, and a 100% refund in 2021.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Results of Operations
Year Ended December 31, 2018 Compared to the Year End December 31, 2017
Revenue, Cost of Revenue, and Provision for Contract Losses
The following table summarizes the Company’s revenue, cost of research and development revenue and provision for contract losses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Revenue	$1,295,451	$758,420
Cost of research and development revenue	$1,027,278	$680,197
Provision for contract losses	$—	$220,715
The changes in revenue and cost of research and development revenue reflect two research collaborations completed in 2017 and five new research collaborations started in 2018. The provision for contract losses recorded in 2017 was associated with the Company's extended involvement in the ZAPI program.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.
Research and development expenses for the year ended December 31, 2018 increased to approximately $2,102,000 compared to $1,765,000 for the year ended December 31, 2017. The increase primarily reflects the costs of additional internal research activities with third-party contract research organizations.
Research and development expenses - related party, for the year ended December 31, 2018, increased to approximately $1,216,000 compared to $438,000 for the year ended December 31, 2017. The increase reflects the research and development costs related to the Company’s R&D Agreements with BDI, which started in July 2017.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2018, decreased 10.1% to approximately $4,523,000 compared to $5,030,000 for the year ended December 31, 2017. The decrease primarily reflects reductions in litigation costs of $541,000, legal costs of $236,000 and share-based compensation expenses of $158,000, partially offset by increases in business development and investor relationship costs of $217,000, and SEC registration related costs of $215,000.
Foreign Currency Exchange Loss (Gain)
Foreign currency exchange loss for the year ended December 31, 2018, was approximately $21,000 compared to a gain of $249,000 for the year ended December 31, 2017. The change reflects the reduction in cash balance carried in Euro and the currency fluctuation of the Euro in comparison to the U.S. dollar.
Interest Income
Interest income for the year ended December 31, 2018, increased 58.1% to approximately $895,000 compared to $566,000 for the year ended December 31, 2017. The increase in interest income reflects higher yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Income Taxes
The Company had net operating loss (“NOL”) carryforwards available in 2018 that will begin to expire in 2036. As of December 31, 2018, and 2017, the Company had NOLs in the amount of approximately $9.1 million and $2.9 million, respectively.

For the year ended December 31, 2018, the Company’s current income tax benefit of $1.0 million was generated from the corporate alternative minimum tax credit refund under the Tax Cuts and Jobs Act. The Company expects to receive a 50% refund in 2018 through 2020, and a 100% refund in 2021.
Net Loss
Net loss for the year ended December 31, 2018 was approximately $5.7 million compared to a net loss of $2.1 million for the year ended December 31, 2017. The change was primarily due to the receipt of a litigation settlement of $4.4 million in 2017.

Liquidity and Capital Resources
Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, and funding from our research collaboration agreements. In 2017, the Company’s liquidity was further improved with the receipt of a litigation settlement of approximately $4.4 million, net of legal fees and other payments, and the release of escrowed funds from the DuPont Transaction of approximately $7.4 million. The Company completed its 2016 Stock Repurchase Program in February 2017. On August 16, 2017, the Board of Directors authorized the 2017 Stock Repurchase Program, under which the Company may repurchase up to $5 million of its outstanding common stock. On August 6, 2018, the Board of Directors authorized an extension of the 2017 Stock Repurchase Program through August 15, 2019. The Company financed the 2017 Stock Repurchase Program from its existing cash on hand. As of December 31, 2018, the Company has repurchased a total of 14,390,254 shares of its common stock at a weighted average price of $1.52 for an aggregate purchase price of $21,814,530.
Our ability to achieve profitability depends on a number of factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sublicense agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities including additional costs and expenses as an SEC reporting company and a potential uplisting to a national exchange, and our business development and research and development expenses. We believe that our existing cash position and investments in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for the next twelve months.
At December 31, 2018, cash and cash equivalents were approximately $2.4 million compared to $5.8 million at December 31, 2017. The carrying value of investment grade securities, including accrued interest at December 31, 2018 was $39.1 million compared to $43.3 million at December 31, 2017.
Net cash used in operating activities for the year ended December 31, 2018 of approximately $4.4 million resulted from a net loss of $5.7 million, offset by share-based compensation expense of $0.5 million, amortization of premium and discount on held-to-maturity securities of $0.7 million, BDI research and development activities of approximately $0.9 million and changes in other operating assets and liabilities of $0.8 million.
Net cash used in operating activities for the year ended December 31, 2017 of approximately $1.7 million was principally attributable to a net loss of approximately $2.1 million, BDI research and development activities of approximately $1.2 million, foreign currency exchange gain of approximately $0.2 million, amortization of contract losses of approximately $0.2 million, partially offset by stock based compensation expense of approximately $0.6 million, changes in other operating assets and liabilities of approximately $0.3 million, and net amortization of premium on held-to-maturity securities of approximately $1.1 million.
Net cash provided by investing activities for the year ended December 31, 2018 was approximately $3.3 million compared to net cash used in investing activities of $0.1 million for the year ended December 31, 2017. Cash flows from investing activities in 2018 and 2017 was primarily related to proceeds from maturities, net of purchases of investment grade debt securities.
Net cash used in financing activities for the year ended December 31, 2018 was approximately $2.3million compared to $6.2 million for the year ended December 31, 2017. Cash flows used in financing activities in 2018 and 2017 were primarily related to repurchases of common stock.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data
All financial statements required pursuant to this item, including the report of our independent registered public accounting firm, are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report because we are a “smaller reporting company.”
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d- 15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our Board currently consists of six directors serving on a classified board, consisting of three classes. The directors in each class serve a three-year term. The terms of each class expire at successive annual meetings so that the stockholders elect one class of directors at each annual meeting. Directors appointed due to an increase in the size of the Board may be filled by the Board for a term of office continuing only until the next election of directors by the Company’s stockholders. Our directors and executive officers and certain key employees as of December 31, 2018 are as follows:

Name	Age	Current Position(s)	Director Since
Mark A. Emalfarb (1)(5)	63	President, Chief Executive Officer, Director	2004
Ping W. Rawson (6)	43	Chief Accounting Officer	—
Ronen Tchelet, Ph.D.	61	Vice President of Research and Business Development	—
Matthew S. Jones	41	Managing Director of Business Development and Licensing	—
Michael P. Tarnok (1)(2)(3)(4)	64	Chairman, Director	2014
Jack L. Kaye (1)(2)(3)	75	Director	2015
Seth J. Herbst, MD (1)(3)(4)(5)	61	Director	2008
Arindam Bose, Ph.D. (1)(2)(5)	66	Director	2016
Barry C. Buckland, Ph.D. (1)(4)(5)	71	Director	2018
_________________
Notes:
(1) Member of the Board of Directors.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.
(4) Member of the Nominating Committee.
(5) Member of the Science and Technology Committee.
(6) Thomas L. Dubinski, former Vice President and Chief Financial Officer, left the Company for medical reasons, which was announced on March 15, 2018. Ping W. Rawson, the Company’s Director of Financial Reporting since June 2016, was promoted to Chief Accounting Officer on March 14, 2018 and currently serves as the Company’s principal financial officer and assumed responsibility for finance, tax and treasury.

EXECUTIVE OFFICERS
Mark A. Emalfarb, President, Chief Executive Officer and Director
Mark A. Emalfarb is the founder of Dyadic, and currently serves as the Chief Executive Officer and a member of the Board of Directors of the Company. He has been a member of Dyadic’s board of directors and has previously served as its Chairman from October 2004 until April 2007 and from June 2008 until January 2015. Since founding the predecessor to Dyadic in 1979, Mr. Emalfarb has served as a Director, President and Chief Executive Officer for substantially all of that time and has successfully led and managed the evolution of Dyadic from its origins as a pioneer and leader in providing ingredients used in the stone-washing of blue jeans to the discovery, development, manufacturing and commercialization of specialty enzymes used in various industrial applications and the development of an integrated technology platform based on Dyadic’s patented and proprietary C1 fungal microorganism. Mr. Emalfarb is an inventor of over 25 U.S. and foreign biotechnology patents and patent applications resulting from discoveries related to the patented and proprietary C1 fungus and has been the architect behind its formation of several strategic research and development, manufacturing and marketing relationships with U.S. and international partners. Mr. Emalfarb earned his B.A. degree from the University of Iowa in 1977.
Ping W. Rawson, CPA, MBA, Chief Accounting Officer
Ping W. Rawson was appointed as our Chief Accounting Officer in March 2018. She currently serves as the Company’s principal financial officer, and is responsible for all aspects of finance, tax and treasury. Prior to joining Dyadic in June 2016 as our Director of Financial Reporting, Ms. Rawson served as a technical accounting management position for ADT security services, where she led accounting and financial reporting workstream for acquisition, integration and restructuring. Prior to that, Ms. Rawson was an accounting research principal for NextEra Energy, Inc. (Florida Power & Light Company), where she was responsible for accounting research and new standards implementation. Previously, Ms. Rawson was a manager at Deloitte in New York City, where she was a subject matter specialist for derivatives, financial instruments and valuation, providing audit, SEC reporting, and capital markets consulting services to large banking and multinational public companies in the financial service industry. Ms. Rawson holds both a M.B.A. in Finance, and a M.S. in Accounting from the State University of New York at Buffalo, and a B.S. in Economics from Guangdong University of Foreign Studies in China. She is a certified public accountant in the state of New York.
Ronen Tchelet, Ph.D., Vice President of Research and Business Development
Ronen Tchelet, Ph.D. joined Dyadic in May 2014, and has been our Vice President of Research and Business Development since January 2016. Since joining Dyadic, Dr. Tchelet has been a key contributor to Dyadic’s transformation into a pharmaceutical biotech company. Prior to joining Dyadic, Dr. Tchelet was the founder and Managing Director of Codexis Laboratories Hungary kft. (“CLH”) and a Vice President of Codexis Inc. from 2007 through 2014. While at CLH, Dr. Tchelet established a state-of-the-art laboratory for strain engineering and all aspects of fermentation including process optimization and scale up. During this time period, Dr. Tchelet also led a collaboration that successfully developed C1 technology for the Biofuel and the Bio-Industrial enzymes applications. Dr. Tchelet’s experience in the pharmaceutical industry includes prior employment at TEVA Pharmaceutical Industries LTD (“TEVA”), API Division during the late 2000’s to 2006. While at TEVA, he served as a Chief Technology Officer of Biotechnology and head of TEVA’s Biotechnology Research and Development fermentation plant in Hungary. Also, during the period of 2000 through 2005, Dr. Tchelet was the Director of Quality Assurance for TEVA’s flag ship innovative drug, COPAXONE®. Throughout his career, Dr. Tchelet has led several Biotechnology projects that have encompassed all aspects of research and development, operations management, and manufacturing of API’s and biologics. Dr. Tchelet received his Ph.D. in Molecular Microbiology and Biotechnology from Tel Aviv University in 1993 and did his postdoctoral work as an EERO fellow at the Institute of Environmental Science and Technology (EAWAG) in Switzerland.
Matthew S. Jones, Managing Director of Business Development and Licensing
Matthew S. Jones joined Dyadic in May 2016 and serves as our Managing Director of Business Development and Licensing to lead Dyadic’s strategic partnerships, licensing and commercial opportunities within and across the biopharmaceutical industry. A veteran of the life sciences industry with two decades of commercial deal making and leadership experience, Mr. Jones has developed and implemented strategies which have delivered revenue growth, organically and through acquisitions, for a diverse range of life science businesses both in Europe and the US.  Prior to joining Dyadic, Mr. Jones served as Chief Commercial Officer for Concept Life Sciences from its formation until 2016. Prior to that, Mr. Jones was Vice President of Global Sales & Business Development at Lonza Biologics, where he implemented new income-generating revenue streams and captured enterprise synergies in manufacturing, research and client/vendor relationships.  From 2009 to 2012, Mr. Jones served as Executive Vice President of Business Development & Marketing at Ricerca Biosciences LLC, responsible for strategic partnerships, royalty and asset license optimization and marketing effectiveness and where Mr. Jones supported the Bain Ventures trade sale of the business toward WiL research. From 2003 to 2009, Mr. Jones was Senior Vice President of Business Development at MDS Pharma Services Inc., where he was responsible for global biopharmaceutical and clinical commercial growth strategies. Earlier in his career, Mr. Jones also held senior level leadership roles within the biopharmaceutical industry with Alkermes, Inc. and GlaxoSmithKline plc. Mr. Jones is a graduate of Warwick University and London Business School.
NON-EMPLOYEE DIRECTORS
Michael P. Tarnok, Chairman, Director
Michael P. Tarnok joined Dyadic’s board of directors on June 12, 2014 and has served on the Company’s audit, nominating and compensation committees, and on January 12, 2015 Mr. Tarnok was appointed Dyadic’s Chairman of the Board of Directors. Mr. Tarnok is also currently a board member of Global Health Council, and Ionetix, Inc. In addition, Mr. Tarnok’s prior board service includes Keryx Biopharmaceuticals, Inc., where he also served as Chairman of the Board. Mr. Tarnok is a seasoned finance and operational executive with extensive pharmaceutical industry experience in a wide range of functional areas. He spent the majority of his career at Pfizer Inc., which he joined in 1989 as Finance Director-US Manufacturing and from 2000 to 2007 served as a Senior Vice President in Pfizer’s US Pharmaceutical Division. In this position, Mr. Tarnok managed multiple responsibilities for the division including, finance, access contracting, trade management, information technology, Sarbanes-Oxley compliance and the Greenstone generics division. Prior to joining Pfizer, Mr. Tarnok worked primarily in financial disciplines for ITT Rayonier, Inc., Celanese Corporation and Olivetti Corporation of America. Mr. Tarnok earned an M.B.A. in Marketing from New York University and a B.S. in Accounting from St. John’s University.
Jack Kaye, Director
Jack L. Kaye joined Dyadic’s board of directors in May 2015 and currently serves as chairman of the Company’s audit committee. He also serves on the Company’s compensation committee. Mr. Kaye is currently the Chairman of the audit committee and a member of the compensation committee and special transaction pricing committee of uniQure B.V. where he has served since May 2016. Mr. Kaye’s prior board service includes Keryx Biopharmaceuticals Inc., a position he has held from 2006 to May 2016 where he served as Chairman of the audit committee and he was also a member of their nominating and governance committee.  He also served on the boards of Tongli Pharmaceuticals (USA) Inc. and Balboa Biosciences, Inc., where he served as Chairman of both audit committees. In the past, Mr. Kaye was selected to participate on several dissident board slates which included the Astellas, Inc./OSI, Roche Pharmaceuticals, Inc./Illumina and the Horizon, Inc./Depomed hostile M&A transactions. Mr. Kaye was a partner at Deloitte LLP from 1978 until May 2006, when he retired. At Deloitte, Mr. Kaye was responsible for serving a diverse client base of public and private, global and domestic companies in a variety of industries. Mr. Kaye has extensive experience consulting with clients on accounting and reporting matters, private and public debt financings, SEC rules and regulations and corporate governance/ Sarbanes-Oxley issues. In addition, he has served as Deloitte’s Tristate liaison with the banking and finance community and assisted clients with numerous merger and acquisition transactions. Mr. Kaye served as Partner-in-Charge of Deloitte’s Tri-State Core Client practice, a position he held for more than twenty years. He earned a B.B.A. from Baruch College and is a Certified Public Accountant.
Seth J. Herbst, MD, Director
Seth J. Herbst, MD has been on Dyadic’s board of directors since June 2008 and is a board-certified obstetrician/gynecologist who is also board certified in advanced laparoscopic and minimally invasive gynecologic surgery.  Dr. Herbst is the founder and President of the Institute for Women’s Health and Body (“IWHB”) in May of 1997, an OB/GYN practice with multiple locations in Palm Beach County, Florida.  He is the co-founder of Visions Clinical Research since 1999, which performs medical and surgical clinical trials throughout the United States. Dr. Herbst founded IWHB of Palm Beach, a Physician Management Group that currently employs 37 providers, which he actively directs the operations on a daily basis. Dr. Herbst is a member of the Board of Directors of Palms West Hospital in Loxahatchee, Florida. Dr. Herbst is also a consultant for multiple medical device companies in the United States and a member of medical advisory boards for these and other companies. He received his B.S. degree from American University in 1978 and his medical degree from Universidad del Noreste School of Medicine in Tampico, Mexico in 1983.  Dr. Herbst completed his OB/GYN residency and was Chief Resident at Long Island College Hospital in Brooklyn, New York.
Arindam Bose, Ph.D., Director
Arindam Bose, Ph.D. joined Dyadic’s board of directors on August 15, 2016 and serves on the Company’s audit and science and technology committees. Dr. Bose retired from Pfizer Worldwide Research & Development in 2016 after 34 years in leadership roles in bioprocess development and clinical manufacturing. Dr. Bose’s final position at Pfizer was Vice-President, Biotherapeutics Pharmaceutical Sciences External Affairs and Biosimilar Strategy with responsibility for external sourcing, competitive intelligence and external influencing as well as for executing the technical development plan for Pfizer’s entry into biosimilars. He is widely recognized as a Key Thought Leader in the biopharmaceutical industry. Dr. Bose has served as the Chair of the Biologics and Biotechnology Leadership Committee of the Pharmaceutical Research and Manufacturers of America (PhRMA), the chief advocacy arm of the US pharmaceutical industry. His outstanding accomplishments and service to the profession have been recognized by his election as “Fellow” of 3 leading professional organizations: American Chemical Society, American Institute of Chemical Engineers and American Institute for Medical and Biological Engineering. Dr. Bose was elected to the US National Academy of Engineering in February 2017 for innovative research in biologics manufacturing. Dr. Bose currently provides consulting services in bioprocessing to several start-up biotechnology companies. He received a Ph.D. in chemical engineering from Purdue University, a M.S. from the University of Michigan, Ann Arbor and a B. Tech from the Indian Institute of Technology, Kanpur.
Barry C. Buckland, Ph.D., Director
Barry Buckland, Ph.D. joined Dyadic’s board of directors in January 2018. Dr. Buckland retired from Merck Research Laboratories in 2009 after 28 years of contributions to the Bioprocess R&D group including more than 12 years as leader in the position of Vice President. Since leaving the Merck Research Laboratories, Dr. Buckland has headed up his own consulting company (BiologicB, LLC). He also is President of Engineering Conferences International (ECI), a not for profit organization which organizes prestigious conferences with an engineering focus. Dr. Buckland has chaired successful conference such as Microbial Engineering I and Vaccine Technology Conferences I to IV. He is also a visiting professor at University College London in the Biochemical Engineering Department and is the author or co-author of more than 70 publications. His previous Board experience includes Enumeral Biomedical and Mucosis. Dr. Buckland was a Senior Advisor to Protein Sciences until they were purchased by Sanofi in 2017. Dr. Buckland became Executive Director of NIIMBL (National Institute for Innovation for Manufacturing Biopharmaceuticals) in 2017. Dr. Buckland was elected to the USA National Academy of Engineering in 1997. In 2008, Dr. Buckland was awarded the ACS Marvin Johnson award for Biotechnology. In 2009, Dr. Buckland was awarded the Discoverers Award by the Pharmaceutical Research and Manufacturers of America (PhRMA) for his role in the discovery and development of GARDASIL, an effective vaccine against HPV. He was one of three recipients.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. As the Company’s Form 10 was not effective until February 12, 2019, no person is required to file reports under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2018. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that no person required to file reports under Section 16(a) of the Exchange Act failed to file such reports on a timely basis upon the effectiveness of our Form 10.
Involvement in Certain Legal Proceedings
None of our directors or executive officers have been convicted in any criminal proceeding during the past 10 years and none of them have been parties to any judicial or administrative proceeding during the past 10 years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws or commodities laws. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has any bankruptcy petition been filed against a partnership or business association in which these persons were general partners, directors or executive officers.
Related Party Relationships
There are no family relationships between or among any of our directors or executive officers.
There are no arrangements or understandings between any two or more of our directors or executive officers, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.
Board of Directors and Committees
The Board is responsible for directing and overseeing the business and affairs of the Company. The Board represents the Company’s shareholders and its primary purpose is to build long-term shareholder value. The Board meets on a regularly scheduled basis during the year to review significant developments affecting the Company and to act on matters that, in accordance with good corporate governance, require Board approval. It also holds annual meetings and acts by unanimous written consent when an important matter requires Board action between scheduled meetings.
We have a classified board of directors currently fixed at six members. The board has four committees: Audit, Compensation, Nominating, and Science and Technology. Currently, Mr. Michael P. Tarnok serves as Chairman of the Board of Directors. Mr. Jack Kaye serves as Chairman of the Audit Committee, Mr. Michael Tarnok serves as Chairman of the Compensation Committee, Dr. Seth Herbst serves as Chairman of the Nominating Committee, and Dr. Arindam Bose serves as Chairman of the Science and Technology Committee.
Audit Committee. The Audit Committee has oversight responsibility for quality and integrity of our consolidated financial statements. A copy of the Charter of the Audit Committee is available on our website, located at www.Dyadic.com. The committee meets privately with members of our independent registered public accounting firm, has the sole authority to retain and dismiss the independent registered public accounting firm and reviews its performance and independence from management. The independent registered public accounting firm has unrestricted access and reports directly to the committee. The primary functions of the Audit Committee are to oversee (i) the audit of our consolidated financial statements and (ii) our internal financial and accounting processes.
The SEC, NYSE and NASDAQ have established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Although we are not required to comply with SEC, NYSE and NASDAQ rules, our Board of Directors has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our Board of Directors has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC, NYSE and NASDAQ.
Additionally, the SEC requires that at least one member of the audit committee have a heightened level of financial and accounting sophistication. Such a person is known as the audit committee financial expert under the SEC’s rules. Although we are not required to comply with SEC, NYSE and NASDAQ rules, our Board of Directors has determined that Mr. Kaye is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K and is an independent member of our Board of Directors and our Audit Committee. Please see Mr. Kaye’s biography included in this Annual Report for a description of his relevant experience.
Compensation Committee. The duties and responsibilities of the Compensation Committee are set forth in the Charter of the Compensation Committee. A copy of the Charter of the Compensation Committee is available on our website, located at www.Dyadic.com. As discussed in its charter, among other things, the duties and responsibilities of the Compensation Committee include evaluating the performance of the Chief Executive Officer, Chief Financial Officer and other key personnel of the Company, including, but not limited to, our incentive and equity-based plans. The Compensation Committee evaluates the performance of the Chief Executive Officer, Chief Financial Officer and other key personnel of the Company on an annual basis and reviews and approves on an annual basis all compensation programs and awards relating to such officers and key personnel. The Compensation Committee applies discretion in the determination of individual executive compensation packages to ensure compliance with the Company’s compensation philosophy. The Chief Executive Officer makes recommendations to the Compensation Committee with respect to the compensation packages for officers other than himself.
Nominating Committee. The Nominating Committee’s functions include: establishing criteria for the selection of new directors to serve on the board of directors; identifying individuals believed to be qualified as candidates to serve on the board of directors; recommending for selection by the board of directors the candidates for all directorships to be filled by the board of directors or by the shareholders at an annual or special meeting; reviewing the board of directors’ committee structure and recommending to the board of directors the directors to serve on the committees of the board; recommending members of the board of directors to serve as the respective chairs of the committees of the board of directors; developing and recommending to the board of directors, for its approval, an annual self-evaluation process of the board of directors and its committees and, based on those results, making recommendations to the board of directors regarding those board processes; and performing any other activities consistent with the committee’s charter, our bylaws and applicable law as the committee or the board of directors deems appropriate. A copy of the Charter of the Nominating Committee is available on our website, located at www.Dyadic.com.
The Nominating Committee does not currently have any formal minimum qualification requirements that must be met by a nominee to serve as a member of the board of directors. The Nominating Committee will take into account all factors it considers appropriate, which may include experience, accomplishments, education, understanding of the business and the industries in which we operate, specific skills, general business acumen and the highest personal and professional integrity. The Nominating Committee generally seeks individuals with broad experience at the policy-making level in business, or with particular industry expertise. While we do not have a formal diversity policy for board membership, we look for potential candidates that help ensure that the board of directors has the benefit of a wide range of attributes. We believe that all of our directors should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Each director must also represent the interests of all shareholders.
The Nominating Committee currently has no fixed process for identifying new nominees for election as a director, thereby retaining the flexibility to adapt its process to the circumstances. The Nominating Committee has the ability, if it deems it necessary or appropriate, to retain the services of an independent search firm to identify new director candidates. The Nominating Committee has determined that it will consider any potential candidate proposed by a member of our board or senior management. Any director candidate so proposed will be personally interviewed by at least one member of the Nominating Committee and our Chief Executive Officer and their assessment of his or her qualifications will be provided to the full Nominating Committee.
Our policy and procedures regarding director candidates recommended by shareholders are contained in the Nominating Committee’s charter. The Nominating Committee may consider for inclusion in its nominations for new directors any candidates recommended by shareholders, but must consider any candidate for director recommended by (i) any shareholder beneficially owning more than 5% of our outstanding common stock for at least one year as of the date the recommendation was made or (ii) a group of shareholders that beneficially owned, in the aggregate, more than 5% of our outstanding common stock, with each of the shares used to calculate that ownership held for at least one year as of the date the recommendation was made. The Nominating Committee will consider the candidate based on the same criteria established for selection of director nominees generally. The Nominating Committee reserves the right to reject any candidate in its discretion, including, without limitation, rejection of a candidate who has a special interest agenda other than the best interests of the Company and the shareholders, generally.
Science and Technology Committee. The responsibility of Science and Technology Committee is to periodically examine management’s strategic direction and investments in the Company’s biopharmaceutical research and development and technology initiatives. The duties and responsibilities of the Science and Technology Committee are set forth in the Charter of the Science and Technology Committee. A copy of the Charter of the Science and Technology Committee is available on our website located at www.Dyadic.com. As discussed in its charter, among other things, the duties and responsibilities of the Science and Technology Committee are following:

•
Review, evaluate and report to the Board regarding the performance of the Vice-President, Research and Development (and, his or her team), the contract research organizations being considered or working on behalf of the Company in achieving the strategic goals and objectives and the quality and direction of the Company’s biopharmaceutical research and development programs.

•	Identify and discuss significant emerging science and technology issues and trends.

•
Review the Company’s approaches to acquiring and maintaining a range of distinct technology positions (including but not limited to contracts, grants, collaborative efforts, alliances and capital investments).

•	Evaluate the soundness/risks associated with the technologies in which the Company is investing its research and development efforts.

•	Periodically review the Company’s overall patent strategies.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics, as amended, that applies to all employees, key consultants, officers, and directors of our company, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. Our Code of Conduct and Ethics is available on the “Corporate Governance” page of the “Investors” section of our website at www.dyadic.com. A copy of our Code of Conduct and Ethics can also be obtained free of charge by contacting our Secretary, c/o Dyadic International, Inc, 140 Intracoastal Pointe Drive, Suite 404, Jupiter, FL 33477. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation
Philosophy and Objectives
The philosophy underlying our executive compensation program is to provide an attractive, flexible and market-based total compensation program tied to performance and aligned with the interests of our shareholders. Our objective is to recruit and retain the caliber of executive officers and other key employees necessary to deliver sustained high performance to our shareholders, customers, and communities where we have a strong presence. Our executive compensation program is an important component of these overall human resources policies. Equally important, we view compensation practices as a means for communicating our goals and standards of conduct and performance and for motivating and rewarding employees in relation to their achievements.  The organization’s executive compensation program is designed to:

•	Encourage the attraction and retention of high-caliber executives.

•	Provide a competitive total compensation package, including benefits.

•	Reinforce the goals of the organization by supporting teamwork and collaboration.

•	Ensure that pay is perceived to be fair and equitable.

•	Be flexible to potentially reward individual accomplishments as well as organizational success.

•	Ensure that the program is easy to explain, understand, and administer.

•	Balance the needs of the both the Company and employees to be competitive with the limits of available financial resources.

•	Ensure that the program complies with state and federal legislation.
From time to time, the Company will consult with a compensation specialist to determine whether its overall compensation practices and policies are appropriate for the specific market conditions for the Company and the industries in which it operates.
Summary Compensation Table
The following table summarizes the compensation paid or accrued to our “named executive officers” (as defined by the SEC’s disclosure requirements) during the fiscal years 2017 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other payments ($) (4)	Total ($)
Mark A. Emalfarb (*)	2018	$393,012	$200,000	$—	$99,900	$—	$—	$468,891	$1,161,803
President, CEO and Director	2017	$382,044	$—	$—	$120,000	$—	$—	$655,026	$1,157,070
Ping W. Rawson (5)	2018	$199,755	$—	$—	$34,600	$—	$—	$7,996	$242,351
Chief Accounting Officer
Ronen Tchelet, Ph.D. (6)	2018	$212,320	$—	$—	$23,400	$—	$—	$11,759	$247,479
VP of Research and Business Development	2017	$200,513	$—	$—	$41,500	$—	$—	$6,073	$248,086
Matthew S. Jones (7)	2018	$273,058	$—	$—	$40,000	$—	$—	$—	$313,058
Managing Dir. of Bus. Dev and Licensing	2017	$256,390	$—	$—	$33,200	$—	$—	$—	$289,590
___________________
Notes:
(*) Mr. Emalfarb also serves on the Board of Director, for which he receives no direct, indirect or incremental compensation.
(1) Mr. Emalfarb’s bonus was accrued as of December 31, 2018 and paid in January 2019.
(2) The Option Awards amount reported in this column represented stock options granted in 2017 and 2018 (including annual share-based compensation awards and sign-on awards for Ms. Rawson upon promotion), vesting upon grant, one or four year anniversary in accordance with their individual employment agreement or consulting agreement.
(3) The Option Awards amount reported in this column represented the grant date fair market value of each option granted in 2018, computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our consolidated financial statements. The table above does not include the value of 175,000 shares of performance-based vesting stock options granted to Ms. Rawson in 2018, as the achievement of the conditions was not deemed probable at the grant date and the value of the awards was deemed zero in accordance with ASC 718. The estimated value of the awards at the grant date assuming that the performance conditions are achieved was $104,250. In the event that the performance conditions are not achieved, the option grants relating to any unattained milestones will be automatically canceled.
(4) Other payments paid to Mr. Emalfarb in 2018 included $12,891 for car allowance, $11,000 for the Company’s contribution to the 401(k) retirement plan, and $445,000 for installment payments relating to his prior employment agreement. Other payments paid to Mr. Emalfarb in 2017 included $141,777 for a litigation settlement payment, $12,891 for car allowance, $55,362 for the

Company’s contribution and catch up amount to the 401(k) retirement plan, and $444,996 for installment payments relating to his prior employment agreement. Other payments paid to Ms. Rawson in 2018 included $7,996 for the Company’s contribution to the 401(k) retirement plan. Other payments paid to Mr. Tchelet included $11,759 and $6,073 for sales commission earned in 2018 and 2017, respectively.
(5) On March 14, 2018, Ms. Rawson, the Company’s Director of Financial Reporting since June 2016, was promoted to the Company’s Chief Accounting Officer, and serves as the Company’s principal financial officer. The amounts represent the total compensation of Ms. Rawson served as the Company’s Director of Financial Reporting (prior to March 14, 2018) and Chief Accounting Officer (since March 14, 2018) for the year ended December 31, 2018.
(6) The amounts represent the compensation for services of Mr. Tchelet for the year ended December 31, 2018, in accordance with the Sky Blue Biotech Agreement.
(7) The amounts represent the compensation for services of Mr. Jones for the year ended December 31, 2018, in accordance with the Jones Consultant Agreement.

Employment Agreements
Mark A. Emalfarb
On June 21, 2016, the Company entered into a new employment agreement (the “Emalfarb Agreement”) with Mr. Emalfarb. The Emalfarb Agreement has an initial term of three years and automatic renewals of two years at the end of each term, unless either party provides a notice of nonrenewal, and provides that Mr. Emalfarb be employed as our President and Chief Executive Officer and that we will cause Mr. Emalfarb to be elected as a member of the Board. The material terms of the Emalfarb Agreement are summarized below:
Base Salary and Bonus. Mr. Emalfarb will receive an annual base salary of $375,000 and he may be eligible for an annual bonus award, with the timing and amount of any such bonus determined in the sole discretion of the Compensation Committee of the Board.
Performance Stock Options. Mr. Emalfarb will have the opportunity to be awarded three (3) annual stock option grants, each such annual option incentive stock option grant will be to purchase up to three hundred thousand (300,000) shares of common stock (the “Maximum Option Bonus”) based on performance achievements in 2016, 2017 and 2018. Performance incentives for the six-month period January-June 2019 will be agreed to by the Board and Mr. Emalfarb based solely on the Compensation Committee’s evaluation of Mr. Emalfarb’s performance during that time period. The stock option grant(s), if granted by the Compensation Committee, will have a five-year term and shall vest on the grant date.
Upon the execution of the Emalfarb Agreement, Mr. Emalfarb received a stock option grant to purchase 100,000 shares of common stock (the “First Option”), with an exercise price equal to $1.67. On January 3, 2017, Mr. Emalfarb received a stock option grant to purchase 150,000 shares of common stock (the “Second Option”), with an exercise price equal to $1.63 per share. The First Option and Second Option together represent 83.3% of the 2016 Maximum Option Bonus. On January 2, 2018, Mr. Emalfarb received a stock option grant to purchase 270,000 shares of common stock for his 2017 performance, representing 90% of the 2017 Maximum Option Bonus. All options granted to Mr. Emalfarb vest immediately and have a five-year term from the date of grant.
Stock Exchange Stock Option. In addition, Mr. Emalfarb received a stock option grant to purchase up to four hundred thousand (400,000) shares of common stock at an exercise price of $1.67, equal to the closing price of Dyadic common stock on June 21, 2016. The stock option shall vest and become exercisable only if the Company’s shares of common stock commence trading on the NASDAQ Capital Markets or other stock exchange approved by the Board. The Stock Exchange stock option grant has a five-year term.
Licensing/Collaboration Transaction Stock Options. A stock option to purchase up to six hundred thousand (600,000) shares of common stock shall be proportionally awarded, vest and become exercisable when each of three (3) Bona Fide Licensing / Collaboration Transactions are entered into with the Company. A Bona Fide transaction is defined as a license, joint venture or other collaboration for a specific biological with the intent to commercialize and/or a license agreement that generates a cumulative five million dollars in non-refundable cash, or when either the vaccine or biologics pharmaceutical business categories are sold.
Severance Terms. Mr. Emalfarb will be eligible for severance benefits comparable to other executives at his level. In addition, if Mr. Emalfarb’s employment is terminated by the Company without cause, by Mr. Emalfarb for good reason, or due to Mr. Emalfarb’s death or disability, then the Company shall fulfill its obligations as for annual base salary through the effective date of termination and he will be entitled to receive his accrued but unpaid vacation through the date thereof plus, in the sole discretion of the Compensation Committee, the 2016, 2017, 2018 Maximum Option Bonus and performance incentive for the period January through June 21, 2019 may be awarded. In addition, all of Mr. Emalfarb’s unvested Stock Exchange Stock Options and Licensing/Collaboration Transaction Stock Options will vest immediately in the event milestones for which the options would have been awarded are achieved within one year from the date of termination or upon a change of control.
Change of Control. In the sole discretion of the Compensation Committee, Mr. Emalfarb may be awarded an additional bonus on or before the occurrence of a change of control.
Side Letter. In connection with the execution of the Emalfarb Agreement, the Company and Mr. Emalfarb entered into a separate agreement (the “Side Letter”) under which the Company agreed to pay Mr. Emalfarb in monthly installments over the initial term of the Emalfarb Agreement, $1,335,000, equal to the amount of the severance payments that would have been payable under his previous employment agreement if Mr. Emalfarb resigned for “good reason” in connection with a change in control.
Ping W. Rawson
In connection with Ping Rawson’s appointment as the Company’s Chief Accounting Officer, the Company’s Board of Directors approved compensation for Ms. Rawson as follows: Ms. Rawson will be entitled to an annual base salary of $210,000 and she is eligible for a discretionary annual performance bonus up to 100,000 stock options priced at the grant date. In addition, the Company granted Ms. Rawson a sign-on award of 50,000 stock options that will vest annually in equal installments over four years, and a conditional award of 50,000 stock options that will vest upon the Company’s becoming an SEC reporting entity. Such options will automatically vest, if for any reason the Board determines not to pursue SEC registration or in the event of a change of control. Ms. Rawson will be eligible for six months of severance benefits, if her services are no longer required due to a change of control or any reason other than for cause. Such severance benefits will increase to twelve months, one year from the effective date of the agreement or upon the Company becoming an SEC reporting entity, whichever occurs first.
Ronen Tchelet, Ph.D.
We entered into a consulting agreement with Sky Blue Biotech kft, dated January 1, 2016 (the “Sky Blue Biotech Agreement”), to engage Mr. Tchelet to serve as our Vice President of Research and Business Development. The engagement term of the Sky Blue Biotech Agreement is one year and will renew annually on the anniversary date of the agreement, unless the Company or Mr. Tchelet provides notice of non-renewal any time after the one year anniversary date with not less than 90 days’ notice. Mr. Tchelet is subject to an annual performance evaluation and adjustment of his base consulting fees, in the sole discretion of the Company. Mr. Tchelet’s will be paid at the rate of €180,000 per annum in 2018 and he is also eligible for a discretionary annual target bonus of up to 40% of his base contract amount if specific performance targets are met. During the engagement period, Mr. Tchelet shall be entitled to reimbursement of all business travel, entertainment and other business expenses reasonably incurred in the performance of his duties for the Company. Additionally, if the Company enters into a licensing agreement or research and development agreement sourced and developed by Mr. Tchelet during the engagement period, Mr. Tchelet shall receive the following: (i) a commission of up to 1% of the up-front licensing revenue and (ii) a commission of up to 2.5% of the research and development revenue. Commissions will be paid quarterly within 30 days of the Company’s receipt of payment. On January 19, 2016, the Company granted Mr. Tchelet a stock option to purchase 200,000 shares of the Company’s common stock at $1.57 per share. The stock option was granted for a ten-year term and vests in four equal annual installments. On January 3, 2017, the Company granted Mr. Tchelet a stock option to purchase 50,000 shares of the Company’s common stock at $1.63 per share. On January 2, 2018, the Company granted Mr. Tchelet a stock option to purchase 60,000 shares of the Company’s common stock at $1.39 per share. The stock options granted in 2017 and 2018 have a ten-year term and vest in one year.
Mr. Tchelet is subject to certain restrictive covenants, including Company ownership of Mr. Tchelet’s work product which shall remain the sole and exclusive property of the Company, non-disclosure for five years following the date of execution of the agreement or for three years following the termination of agreement whichever is last to occur, and non-solicitation for five years following the termination of the Sky Blue Biotech Agreement.
Matthew S. Jones
We entered into a consulting agreement with Novaro Ltd. dated March 31, 2017 (the “Jones Consultant Agreement”) to engage Mr. Jones as our Managing Director Business Development and Licensing. The engagement term of the Jones Consultant Agreement is one year and will renew annually on the anniversary date of the agreement, unless the Company or Novaro Ltd. provides notice of non-renewal any time after the first annual anniversary date with then not less than 90 days’ notice. Mr. Jones is subject to an annual performance evaluation and adjustment of his base consulting fees, in the sole discretion of the Company. Mr. Jones will be paid £203,528 per annum in 2018 for the consulting services provided and he is eligible for a discretionary annual target bonus of up to 40% of the base contract value if specific performance targets are met as specified in the Jones Consultant Agreement. During the engagement period, Mr. Jones shall be entitled to reimbursement of all business travel, entertainment and other business expenses reasonably incurred in the performance of his duties on behalf of the Company. On January 3, 2017, the Company granted Mr. Jones a stock option to purchase 40,000 shares of the Company’s common stock at $1.63 per share. On January 2, 2018, the Company granted Mr. Jones a stock option to purchase 50,000 shares of the Company’s common stock at $1.39 per share. The stock options granted in 2017 and 2018 have a ten-year term and vest in one year.
Mr. Jones is subject to certain restrictive covenants, including Company ownership of Mr. Jones’ work product which shall remain the sole and exclusive property of the Company, non-disclosure for five years following the date of execution of the agreement or for three years following the termination of agreement whichever is last to occur, and non-solicitation for five years following the termination of agreement.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the outstanding equity award holdings held by our “named executive officers” (as defined by the SEC’s disclosure requirements) at December 31, 2018.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name		Exercisable (#)	Unexercisable (#)	Options (#)	Price ($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Mark A. Emalfarb		50,000	—	—	$1.71	4/13/2019	—	—	—	—
		100,000	—	—	$1.67	6/20/2021	—	—	—	—
	(1)	—	—	400,000	$1.67	6/20/2021	—	—	—	—
		150,000	—	—	$1.63	1/3/2022	—	—	—	—
		270,000	—	—	$1.39	1/2/2023	—	—	—	—
Ping W. Rawson	(2)	12,500	12,500	—	$1.62	6/26/2026	—	—	—	—
	(2)	2,973	8,917	—	$1.63	1/3/2027	—	—	—	—
	(2)	—	30,000	—	$1.39	1/2/2028	—	—	—	—
	(2)	—	50,000	—	$1.44	3/19/2028	—	—	—	—
	(1)	—	—	50,000	$1.44	3/19/2028	—	—	—	—
	(3)	—	—	125,000	$1.76	11/16/2028	—	—	—	—
Ronen Tchelet, Ph.D.		100,000	—	—	$1.41	4/30/2024	—	—	—	—
	(4)	100,000	100,000	—	$1.57	1/18/2026	—	—	—	—
		50,000	—	—	$1.63	1/3/2027	—	—	—	—
	(4)	—	60,000	—	$1.39	1/2/2028	—	—	—	—
Matthew S. Jones		40,000	—	—	$1.63	1/3/2027	—	—	—	—
	(4)	—	50,000	—	$1.39	1/2/2028	—	—	—	—
	(4)	—	50,000	—	$1.44	3/19/2028	—	—	—	—
___________________
Notes:
(1) Represent stock options issued in connection with the contingent compensation incentives discussed in their respective employment agreements and will only vest upon the achievement of the performance milestones specified in the employment agreements. In the event that the performance milestones are not achieved, the option grants relating to any unattained milestones will be automatically canceled.
(2) The options vest annually in equal installments over four years subsequent to the grant date.
(3) The options will fully vest upon completion of the listing of the Company’s shares on the NASDAQ or another national stock exchange.
(4) The options will vest upon the one-year anniversary subsequent to the grant date.

Pension Benefits
On October 1, 2009, the Company instituted a 401(k) defined contribution plan (the “401(k) Plan”) under which participants may elect to defer up to 100% of their compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. Employee contributions may begin 90 days after the date of hire and are immediately vested.  The 401(k) Plan provides a safe harbor basic match contribution for all eligible employees who make salary deferrals. The match contribution is equal to 100% of the employee’s salary deferral up to 4% of such employee’s annual deferred compensation.  This match contribution is credited to the employee’s account and is 100% vested.
Director Compensation
The following table sets forth the total compensation for our non-employee directors for the year ended December 31, 2018:

Name	Fees earned or paid in cash (1)	Stock awards ($)	Options awards ($) (1)(2)(3)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Michael P. Tarnok	$72,000	$—	$20,000	$—	$—	$—	$92,000
Jack L. Kaye	$69,600	$—	$20,000	$—	$—	$—	$89,600
Seth J. Herbst, MD	$60,000	$—	$20,000	$—	$—	$—	$80,000
Arindam Bose, Ph.D.	$60,000	$—	$20,000	$—	$—	$—	$80,000
Barry C. Buckland, Ph.D.(4)	$59,667	$—	$20,000	$—	$—	$—	$79,667
___________________
Notes:
(1) Effective January 1, 2016, directors who are also employees or officers of the Company or any of its subsidiaries do not receive any separate compensation as a director. Non-employee directors receive an annual retainer for board service of $60,000, paid in equal monthly installments. A director serving as Chairman of the Board shall also receive an additional annual retainer of $12,000, paid in equal monthly installments. An independent director who serves as Chair of the Company’s Audit Committee shall also receive an additional annual retainer of $9,600, paid in equal monthly installments. The annual stock option award for non-employee directors is 50,000 options. Newly appointed directors are issued 30,000 stock options in the first year. All options granted to directors vest 25% upon grant and the remaining 75% will vest annually in equal installments over four years.
(2) The Stock Option Awards represented the grant date fair market value of each option granted in 2018, computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our consolidated financial statements.
(3) Options to purchase 205,000 shares (Mr. Tarnok), 180,000 shares (Mr. Kaye), 300,000 shares (Mr. Herbst), 180,000 shares (Mr. Bose), and 50,000 shares (Mr. Buckland) were outstanding at December 31, 2018.
(4) Mr. Buckland was appointed to Dyadic’s Board of Directors on January 3, 2018, and his annual fees were prorated.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2018 (except as noted below), by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our directors, named executive officers; and

•	all of our directors and executive officers as a group.
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of December 31, 2018. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.
As of December 31, 2018, the Company has 38,966,988 shares of common stock issued and 26,713,486 shares of common stock outstanding with the remaining 12,253,502 shares held in treasury. The beneficial ownership table below includes those shares of common stock underlying options that are currently exercisable or exercisable within sixty (60) days of December 31, 2018, but excludes those shares issued or repurchased subsequent to December 31, 2018:

Name and Address of Beneficial Owner (1)	Number of Common Shares Held	Options Exercisable within 60 Days	Number of Common Share Equivalents Beneficially Owned	Percentage of Common Share Equivalents Beneficially Owned (%) (2)
5% Shareholders:
Mark A. Emalfarb (3)	4,116,987	570,000	4,686,987	17.2%
The Francisco Trust U/A/D February 28, 1996 (4)	3,781,849	—	3,781,849	14.2%
Bandera Master Fund L.P. (5)	2,490,271	—	2,490,271	9.3%
Pinnacle Family Office Investments, L.P. (6)	1,749,267	—	1,749,267	6.5%

Named Executive Officers and Directors:
Mark A. Emalfarb (3)	4,116,987	570,000	4,686,987	17.2%
Michael P. Tarnok	188,929	144,063	332,992	1.2%
Jack L. Kaye	72,707	119,063	191,770	*
Seth J, Herbst, M.D.	30,000	239,063	269,063	1.0%
Arindam Bose, Ph.D.	—	93,750	93,750	*
Barry C. Buckland, Ph.D.	—	21,875	21,875	*
Ping W. Rawson	18,500	25,945	44,445	*
Ronen Tchelet, Ph.D.	—	360,000	360,000	1.3%
Matthew S. Jones	—	90,000	90,000	*
All current executive officers and directors as a group	4,427,123	1,663,759	6,090,882	21.5%
(9 persons)
______________
Notes:
(*) Less than 1%

(1)	Except as otherwise noted, the address for each shareholder is c/o Dyadic International, Inc., 140 Intracoastal Pointe Drive, Suite 404, Jupiter, FL 33477.

(2)
Based on 26,713,486 shares of common stock outstanding as of December 31, 2018. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)
Includes 4,116,987 shares held by Mark A. Emalfarb beneficially through the MAE Trust U/A/D October 1, 1987, of which Mr. Emalfarb is the sole beneficiary and serves as sole trustee. In addition, Mr. Emalfarb holds 570,000 shares of common stock underlying options that are presently exercisable. Based on the information available to us, the address of the MAE Trust U/A/D October 1, 1987 is 193 Spyglass Court, Jupiter, 33477.

(4)
The trustee of the Francisco Trust is Adam Morgan, and the beneficiaries thereof are the spouse and descendants of Mark A. Emalfarb. The address of the Francisco Trust is 3128 San Michele Drive, Palm Beach Gardens, Florida 33418. Mr. Emalfarb disclaims beneficial ownership of such shares.

(5)	Based on the information available to us, the address is c/o Bandera Master Fund L.P., 50 Broad Street #1820, New York, NY 10004.

(6)	Based on the information available to us, the address is c/o Pinnacle Family Office Investments, L.P., 5910 North Central Expressway, Suite 1475, Dallas, TX 75206.

Equity Compensation Plan Information
The 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by the Company’s Board of Directors on April 28, 2011 and approved by the Company’s stockholders on June 15, 2011. The 2011 Plan serves as the successor to the Company’s 2006 Stock Option Plan (the “2006 Plan”). Since the effective date of the 2011 Plan, all future equity awards were made from the 2011 Plan, and no additional awards will be granted under the 2006 plan. Under the 2011 Plan, 3,000,000 shares of the Company’s common stock have been initially reserved for issuance pursuant to a variety of share-based compensation awards, plus any shares available for issuance under the 2006 Plan or are subject to awards under the 2006 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2006 Plan.
The following table summarizes information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,552,890	$1.57	1,136,211
___________________
Note:
(1) Includes options only.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
One of our principal stockholders, the Francisco Trust, which owns 14.2% of our common stock, is administered by Mr. Adam Morgan as trustee. The beneficiaries of the Francisco Trust are the descendants and spouse of Mr. Emalfarb. Apart from these relationships, there are no family relationships among or between our officers, directors and beneficial owners of more than five percent (5%) of our common stock. In accordance with a divorce decree dated March 18, 2014, Lisa K Emalfarb, the former spouse of Mr. Emalfarb, is no longer a beneficiary of the Francisco Trust.
Stock Options Granted to Executive Officers and Directors
We have granted stock options and restricted stock to our executive officers and directors, as more fully described in the section above entitled “Executive Compensation”.
Indemnification Agreements
We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers.
Related Party Transactions Policy
Our audit committee charter requires that our board of directors’ review and approve, if the duty is not delegated to a comparable body of the board of directors, all related party transactions in accordance with the regulations of the SEC.
Independence of Directors
We are not currently listed on any national securities exchange that has a requirement that any members of the board of directors be independent. However, in evaluating the independence of its members and the composition of the committees of the board of directors, the board utilizes the definition of independence as that term is defined by the rules promulgated by the NYSE and NASDAQ, as applicable, and as the term is defined by the SEC for audit committee members. We believe that Drs. Herbst, Bose and Buckland, as well as Messrs. Kaye and Tarnok qualify as independent directors, as that term is defined by NYSE and NASDAQ rules and as defined by the SEC rules for audit committee membership.

Item 14.	Principal Accounting Fees and Services
In connection with the audit of our 2018 and 2017 consolidated financial statements, we entered into engagement letters with Mayer Hoffman McCann P.C.(“MHM”) which set forth the terms by which MHM agreed to perform audit services for us.
The following table presents fees billed, by our independent registered public accounting firm for professional services, in the years indicated, by category, as described in the notes to the table.

	Years Ended December 31,
	2018	2017
Audit fees (1)	$146,000	$115,340
Audit-related fees (2)	25,500	—
Tax fees (3)	42,900	62,750
Total fees	$214,400	$178,090
___________
Notes:
(1) Audit fees consist of fees billed for professional services by MHM for audit and quarterly review of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filing or engagement for those years in connection with our periodic and current OTC Markets and SEC filings and registration statements.
(2) Audit-related fees consist of fees billed for procedures performed by MHM in connection with the filing of registration statements on Form 10-12G and Form 10-12G/A.
(3) Tax fees consist of fees billed for tax professional services by MHM with respect to the IRS audit and by an affiliate of MHM for the Netherlands subsidiary.

Report of Audit Committee
Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee. All audit fees, audit-related fees, tax fees, and other fees listed in the table above were approved by the Audit Committee pursuant to its pre-approval policies and procedures.

PART IV

Item 15.	Financial Statement and Exhibits
(a)    Financial Statement
Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.
(b)    Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
2.1*#	Investment Shareholders Agreement with respect to Biotechnology Developments for Industry, S.L, and VLP The Vaccines Company, S.L.U. dated June 30, 2017	10-12G	2.1	January 14, 2019
3.1#	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2#	Second Amended and Restated Bylaws dated December 13, 2018	10-12G	3.2	January 14, 2019
4.1#	Specimen Stock Certificate Evidencing Shares of Common Stock	10-12G	4.1	January 14, 2019
10.1**#	Dyadic International, Inc. 2006 Stock Option Plan	10-12G	10.1	January 14, 2019
10.2**#	Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.2	January 14, 2019
10.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.3	January 14, 2019
10.4**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.4	January 14, 2019
10.5**#	Employment Agreement, dated June 16, 2016, and First Amendment dated January 23, 2017, by and between Dyadic International, Inc. and Mark A. Emalfarb	10-12G	10.5	January 14, 2019
10.6**#	Employment Agreement, dated May 1, 2016, by and between Dyadic International, Inc. and Thomas L. Dubinski	10-12G	10.6	January 14, 2019
10.7**#	Consulting Agreement, dated January 1, 2016, by and between Dyadic Netherlands B.V. and Sky Blue Biotech kft on behalf of Ronen Tchelet	10-12G	10.7	January 14, 2019
10.8**#	Consulting Agreement, dated March 13, 2017, by and between Dyadic International, Inc. and Novaro Ltd. on behalf of Matthew Jones	10-12G	10.8	January 14, 2019
10.9**#	Compensation Letter, dated March 26, 2018, by and between Dyadic International, Inc. and Ping W. Rawson	10-12G	10.9	January 14, 2019
10.10#	Form of Director and Officer Indemnification Agreement	10-12G	10.10	January 14, 2019
10.11#	Intracoastal Pointe Office Building Lease Agreement by and between Dyadic International, Inc. and Quentin Partners Co. dated December 30, 2010 and Renewal of Lease dated June 8, 2018	10-12G	10.11	January 14, 2019
10.12†#	Pharma License Agreement with Danisco US, Inc. dated December 31, 2015	10-12G	10.12	January 14, 2019
10.13†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated September 2, 2016	10-12G	10.13	January 14, 2019
10.14†#	Research Services Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.14	January 14, 2019
10.15†#	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.15	January 14, 2019
10.16†#	Feasibility Study Agreement with Sanofi-Aventis Deutschland GmbH dated September 7, 2018	10-12G	10.16	January 14, 2019
10.17†#	License Agreement with VTT Technical Research Centre of Finland Ltd dated July 17, 2017	10-12G	10.17	January 14, 2019
14	Code of Ethics (1)				(1)
21.1#	Subsidiaries of the Registrant	10-12G	21.1	January 14, 2019
24	Power of Attorney				x

31.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Chief Accounting Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2	Certification of Chief Accounting Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________
Notes:
*    This filing excludes schedules and similar attachments pursuant to Item 601(b)(2) of Regulation S-K.  A copy of any omitted schedule will be furnished supplementary to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
**    Identifies each management contract or compensatory plan or arrangement.
†    Portions of the exhibits have been omitted pursuant to a request for confidential treatment.
#    Previously filed with the SEC.
(1)    The Company elect to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.dyadic.com.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

March 27, 2019	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

March 27, 2019	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Emalfarb	Chief Executive Officer, Director	March 27, 2019
Mark A. Emalfarb	(Principal Executive Officer)

/s/ Ping W. Rawson	Chief Accounting Officer	March 27, 2019
Ping W. Rawson	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman, Director	March 27, 2019
Michael P. Tarnok

*	Director	March 27, 2019
Jack L. Kaye

*	Director	March 27, 2019
Seth J. Herbst, MD

*	Director	March 27, 2019
Arindam Bose, Ph.D.

*	Director	March 27, 2019
Barry C. Buckland, Ph.D.

*	By Ping W. Rawson, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ Ping W. Rawson
Name:	Ping W. Rawson
Attorney-in-fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Dyadic International, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dyadic International, Inc. and Subsidiaries (“Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the full retrospective method.
Also discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments issued by the Financial Accounting Standards Board, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows, effective January 1, 2018.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2008.
Boca Raton, Florida
March 27, 2019

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,386,314	$5,786,348
Short-term investment securities	38,816,441	41,898,754
Interest receivable	294,240	489,841
Accounts receivable	318,744	271,029
Income tax receivable	506,866	—
Current portion of prepaid research and development	253,446	1,015,194
Prepaid expenses and other current assets	172,001	154,608
Total current assets	42,748,052	49,615,774

Non-current assets:
Long-term investment securities	—	922,648
Long-term income tax receivable	500,616	—
Non-current portion of prepaid research and development	—	152,245
Other assets	52,139	53,492
Total assets	$43,300,807	$50,744,159

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$309,060	$520,261
Accrued expenses	399,576	147,959
Deferred research and development obligations	141,002	—
Income taxes payable	—	100,675
Total current liabilities	849,638	768,895

Commitments and contingencies (See Note 5)

Stockholders' equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 38,966,988 and 38,936,988, outstanding shares - 26,713,486 and 28,327,811 as of December 31, 2018 and 2017, respectively	38,967	38,937
Additional paid-in capital	94,385,230	93,913,557
Treasury stock, shares held at cost - 12,253,502 and 10,609,177 shares as of December 31, 2018 and 2017, respectively	(18,929,915)	(16,625,873)
Accumulated deficit	(33,043,113)	(27,351,357)
Total stockholders’ equity	42,451,169	49,975,264
Total liabilities and stockholders’ equity	$43,300,807	$50,744,159
The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenues:
Research and development revenue	$1,295,451	$758,420

Costs and expenses:
Costs of research and development revenue	1,027,278	680,197
Provision for contract losses	—	220,715
Research and development	2,101,628	1,765,474
Research and development - related party	1,215,536	437,621
General and administrative	4,522,676	5,030,354
Foreign currency exchange loss (gain), net	20,778	(249,059)
Total costs and expenses	8,887,896	7,885,302

Loss from operations	(7,592,445)	(7,126,882)

Other income:
Settlement of litigation, net	—	4,358,223
Interest income, net	894,532	566,146
Total other income	894,532	4,924,369

Loss before income taxes	(6,697,913)	(2,202,513)

Benefit from income taxes	1,006,157	66,694

Net loss	$(5,691,756)	$(2,135,819)

Basic and diluted net loss per common share	$(0.21)	$(0.07)

Basic and diluted weighted-average common shares outstanding	27,673,300	28,917,961
The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at December 31, 2016	38,930,738	$38,931	(6,548,473)	$(10,401,906)	$93,257,472	$(25,204,314)	$57,690,183

Stock-based compensation	—	—	—	—	643,430	—	643,430

Exercise of stock options	6,250	6	—	—	1,431	—	1,437

Repurchases of common stock	—	—	(4,060,704)	(6,223,967)	—	—	(6,223,967)

Cumulative effect of change in accounting principle	—	—	—	—	11,224	(11,224)	—

Net loss	—	—	—	—	—	(2,135,819)	(2,135,819)

Balance at December 31, 2017	38,936,988	$38,937	(10,609,177)	$(16,625,873)	$93,913,557	$(27,351,357)	$49,975,264

Stock-based compensation	—	—	—	—	467,203	—	467,203

Exercise of stock options	30,000	30	—	—	4,470	—	4,500

Repurchases of common stock	—	—	(1,644,325)	(2,304,042)	—	—	(2,304,042)

Net loss	—	—	—	—	—	(5,691,756)	(5,691,756)

Balance at December 31, 2018	38,966,988	$38,967	(12,253,502)	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169
The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(5,691,756)	$(2,135,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	467,203	643,430
Amortization of premium on held-to-maturity securities, net	676,644	1,107,377
Provision for contract losses	—	(216,324)
Foreign currency exchange loss (gain), net	20,778	(249,059)
Changes in operating assets and liabilities:
Interest receivable	195,601	3,313
Accounts receivable	(59,984)	333,020
Income tax receivable	(1,007,482)	—
Prepaid research and development	913,013	(1,167,439)
Prepaid expenses and other current assets	(17,395)	97,726
Other assets	—	(47,452)
Accounts payable	(195,755)	207,434
Accrued expenses	251,617	(242,200)
Deferred research and development obligation	141,002	(122,222)
Income taxes payable	(100,675)	97,041
Net cash used in operating activities	(4,407,189)	(1,691,174)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(49,734,681)	(51,463,084)
Proceeds from maturities of investment securities	53,063,000	50,651,000
Net cash provided by (used in) investing activities	3,328,319	(812,084)

Cash flows from financing activities
Repurchases of common stock	(2,304,042)	(6,223,967)
Proceeds from exercise of options	4,500	1,437
Net cash used in financing activities	(2,299,542)	(6,222,530)
Effect of exchange rate changes on cash	(21,622)	257,920
Net decrease in cash, cash equivalents and restricted cash	(3,400,034)	(8,467,868)
Cash, cash equivalents and restricted cash at beginning of period	5,786,348	14,254,216
Cash, cash equivalents and restricted cash at end of period	$2,386,314	$5,786,348

Supplemental cash flow information
Cash received from income tax refund	$—	$(163,735)
The accompanying notes are an integral part of these audited consolidated financial statements

Notes to Consolidated Financial Statements
Note 1:    Organization and Summary of Significant Accounting Policies
Description of Business
Dyadic International, Inc. (“Dyadic”, “we”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and research organizations performing services under contract to Dyadic in Finland and Spain. Over the past two decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Myceliophthora thermophila fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.
On December 31, 2015, the Company sold its industrial technology business to DuPont Danisco (“DuPont”), the industrial biosciences business of DuPont (NYSE: DD) for $75.0 million (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions). DuPont retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either DuPont or certain licensors of DuPont, depending upon whether Dyadic elects to utilize certain patents either owned by DuPont or licensed in by DuPont.
After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines (such as virus-like particles (VLPs) and antigens), monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, and other therapeutic enzymes and proteins.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intra-entity transactions and balances have been eliminated in consolidation. The Company has reclassified certain 2017 amounts previously reported to conform to the 2018 consolidated financial statement presentation. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Since concluding the DuPont Transaction, the Company has conducted business in one operating segment, which is identified by the Company based on how resources are allocated, and operating decisions are made. Management evaluates performance and allocates resources based on the Company as a whole.
Use of Estimates
The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions. Such differences could be material to the consolidated financial statements.
Concentrations
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, and investment securities. At times, the Company has cash, cash equivalents, and investment securities at financial institutions exceeding the Federal Depository Insurance Company (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insured limit on domestic currency and the Netherlands FDIC counterpart for foreign currency. The Company only deals with reputable financial institutions and has not experienced any losses in such accounts.

For the years ended December 31, 2018 and 2017, the Company's revenue was generated from six and three customers, respectively. At December 31, 2018 and 2017, the Company’s account receivable was from four and three customers, respectively. The loss of business from one or a combination of the Company's customers could adversely affect its operations.
The Company conducts operations in The Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. As of and for the year ended December 31, 2018, the Company only had one customer outside of the United Sates (i.e. European customer) that accounted for approximately 21.7% or $281,000 of total revenue and no accounts receivable. As of and for the year ended December 31, 2017, the Company only had one customer outside of the United States (i.e., European customer) that accounted for approximately 22.7% or $172,000 of total revenue and approximately 14.9% of total accounts receivable.
Cash, Cash Equivalents and Restricted Cash
We treat highly liquid investments with original maturities of three months or less when purchased as cash equivalents, including money market funds, which are unrestricted for withdrawal or use.
Restricted cash includes escrowed funds from the sale of assets due to the DuPont Transaction. As a result of adopting ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, the Company is no longer required to present transfers between cash and restricted cash, and between cash equivalents and restricted cash equivalents on its statements of cash flows. Please refer to “Recently Adopted Accounting Pronouncements” for details.
Investment Securities
The Company invests excess cash balances in short-term and long-term investment grade securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company’s investments in debt securities have been classified and accounted for as held-to-maturity. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity security. When a debt security is purchased at a premium, both the face value of the debt and premium amount are reflected as investing outflow. Other-than-temporary impairment charges, if incurred, will be included in other income (expense).
The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheet. As of December 31, 2018 and 2017, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of December 31, 2018 and 2017.
The Company classifies its investment securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investment securities with maturities of 12 months or less are classified as short-term, and investment securities with maturities greater than 12 months are classified as long-term, from the applicable reporting date.
Accounts Receivable
Accounts receivable consist of billed receivables currently due from customers and unbilled receivables. Unbilled receivables represent the excess of contract revenue (or amounts reimbursable under contracts) over billings to date. Such amounts become billable in accordance with the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.
Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve months. There was no allowance for doubtful accounts as of December 31, 2018 and 2017.
Accounts receivable consist of the following:

	December 31,
	2018	2017
Billed receivable	$193,065	$208,475
Unbilled receivable	125,679	62,554
	$318,744	$271,029
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
Prepaid insurance	$91,725	$89,760
Prepaid expenses - various	77,249	63,678
Prepaid taxes	3,027	1,170
	$172,001	$154,608
Accounts Payable
Accounts payable consist of the following:

	December 31,
	2018	2017
Research and development expenses	$240,064	$459,141
Legal expenses	—	6,865
Other	68,996	54,255
	$309,060	$520,261
Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2018	2017
Employee wages and benefits	$268,287	$83,674
Research and development expenses	49,666	60,188
Other	81,623	4,097
	$399,576	$147,959
Provision for Contract Losses
The Company assesses the profitability of our collaboration agreements to provide research services to our contracted business partners and identifies those contracts where current operating results or forecasts indicate probable future losses. If the anticipated contract cost exceeds the anticipated contract revenue, a provision for the entire estimated loss on the contract is recorded and then accreted into the statement of operations over the remaining term of the contract. The provision for contract losses is based on judgment and estimates, including revenues and costs, where applicable, the consideration of our business partners' reimbursement, and when such loss is deemed probable to occur and is reasonable to estimate.
Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are related to the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.
Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Outside contracted services	$1,637,953	$1,299,072
Contracted services - related party	1,215,536	437,621
Personnel related costs	376,312	362,060
Facilities, overhead and other	87,363	104,342
	$3,317,164	$2,203,095
Foreign Currency Transaction Gain or Loss
The Company’s foreign subsidiary uses the U.S. dollar as its functional currency, and it initially measures the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and property and non-monetary assets and liabilities are converted at historical rates.
Litigation Settlement
On March 1, 2017, the Company and Greenberg Traurig, LLP, and Greenberg Traurig, P.A. (collectively, “Greenberg Traurig”) reached a settlement before the case went to the jury. On April 14, 2017, the Company received the full settlement payment in the amount of $4,500,000, net of legal fees and expenses. In connection with a settlement agreement dated October 22, 2013 between Mark A. Emalfarb (“MAE”), and Dyadic, Dyadic agreed to pay MAE 5% of any net settlement proceeds up to $25 million, and 8% in excess of $25 million provided that the maximum amount payable under the agreement be limited to $6 million. In the second quarter of 2017, the Company made a payment of $141,777 to MAE to satisfy this prior contractual obligation. The net litigation settlement gain of $4,358,223 was reported in the Company’s consolidated statement of operations, in other income, in the first quarter of 2017.
Fair Value Measurements
The Company applies fair value accounting for certain financial instruments that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Assets and liabilities on the audited consolidated balance sheets are measured at carrying values, which approximate fair values due to the short-term nature of these balances. Such items include cash and cash equivalents, accounts receivable, accounts payable, prepaid expenses, and accrued expenses. Investments in debt securities are recorded at amortized cost, and their estimated fair value amounts are provided by the third-party broker service for disclosure purposes.
Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense /(benefit) is recognized for: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.
In determining taxable income for the Company’s consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process requires the Company to make certain estimates of our actual current tax exposure and assessment of temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, the Company must consider all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent years and its forecast of future taxable income. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
The Company is required to evaluate the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability should be recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefits, because it represents a company’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provision of ASC 740.
The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2014.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss) under U.S. GAAP. The Company does not have any significant transactions that are required to be reported in other comprehensive income (loss), and therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.
Stock-Based Compensation
We recognize all share-based payments to employees and our board of directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations based on the grant date fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents, such as stock options, warrants, restricted stock and convertible debt, were exercised or converted into common stock, calculated by applying the treasury stock method.
For the years ended December 31, 2018 and 2017, the effect of the potential exercise of options to purchase 3,552,890 and 2,712,390 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements Not Adopted as of December 31, 2018

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Companies are required to recognize and measure leases using a modified retrospective approach at either the beginning of the earliest comparative period presented or the beginning of the reporting period in which the entity first applies the new standard. ASU 2016-02 was effective for the Company beginning in the first quarter of 2019. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in the first quarter of 2020. The Company is currently evaluating the impact, if any, of this newly issued guidance.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for the Company beginning in the first quarter of 2019. The Company does not expect the standard to have a material impact on its consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for any stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The new guidance will be effective for the Company beginning in the first quarter of 2019. The Company does not expect the standard to have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The effective date for the standard is fiscal years beginning after December 15, 2019, which for the Company is January 1, 2020. Early adoption is permitted. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. The Company does not expect ASU 2018-13 to have a material impact on our consolidated financial statements.
Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this ASU effective January 1, 2018. The impact of adopting of this ASU on our consolidated financial statements was not material.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope and Modification Accounting. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Modification is currently defined as “a change in any of the terms or conditions of a share-based payment award.” The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The Company adopted this ASU effective January 1, 2018. The impact of adopting of this ASU on our consolidated financial statements was not material.
Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers”, and all related amendments, using the full retrospective transition method. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Topic 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance. This new standard requires an entity to recognize revenue for the transfer of promised goods or services to a customer in an amount that reflects the consideration that the entity expects to receive and consistent with the delivery of the performance obligation described in the underlying contract with the customer.
We have determined that the impact of adopting this new standard is not material to our revenue recognition model, and therefore, no adjustment was made to our previously reported consolidated financial statements. As a result of the adoption of Topic 606, the Company’s accounting policy for revenue recognition is as follows:
The Company has no pharmaceutical products approved for sale at this point, and all of our revenue to date has been research revenue from third party collaborations and government grants. The Company may generate future revenue from license agreements and collaborative arrangements, which may include upfront payments for licenses or options to obtain a license, payment for research and development services and milestone payments.
The Company typically performs research and development services as specified in each respective agreement on a best efforts basis, and recognizes revenue from research funding under collaboration agreements in accordance with the 5-step process outlined in Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when we satisfy a performance obligation by transferring control of the service to a customer in an amount that reflects the consideration that we expect to receive. Since the performance obligation under our collaboration agreements is generally satisfied over time, we elected to use the input method under Topic 606 to measure the progress toward complete satisfaction of a performance obligation.
Under the input methods, revenue will be recognized on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation. The Company believes that the cost-based input method is the best measure of progress to reflect how the Company transfers its performance obligation to a customer. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the performance obligation. These costs consist primarily of full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.
A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenues are recognized. When there is a timing difference between when we invoice customers and when revenues are recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred research and development obligations), as appropriate.
The Company adopted the following practical expedients and exemptions: We generally expense sales commissions when incurred because the amortization period would be one year or less. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation of the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company early adopted this

ASU effective July 1, 2017. The adoption of this ASU impacted the Company’s presentation of its statement of cash flows but did not have a material impact on the Company’s consolidated balance sheet or consolidated statement of operations. Accordingly, the Company has retrospectively adjusted the presentation of its consolidated statement of cash flows for all periods presented.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarified how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The Company adopted this ASU effective January 1, 2018. In accordance with this ASU, the Company retrospectively adjusted the presentation of its consolidated statement of cash flows for all periods presented by reclassifying the cash outflows of premium on held-to-maturity securities from operating cash flows to investing cash flows.
The following table summarizes, by financial statement line item, the adjusted presentation upon the adoption of ASU 2016-15, in the Company’s consolidated statement of cash flows as of December 31, 2017:

	As Filed December 31, 2017	Adjustments	Adjusted December 31, 2017
Operating Activities:
Amortization of premium on held-to-maturity securities	$192,293	$915,084	$1,107,377
Net cash used in operating activities	$(2,606,258)	$915,084	$(1,691,174)

Investing activities:
Purchase of held-to-maturity securities, including premiums	$(50,548,000)	$(915,084)	$(51,463,084)
Net cash provided by (used in) investing activities	$103,000	$(915,084)	$(812,084)

Note 2:    Cash, Cash Equivalent, and Investments
The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and short-term and long-term investment securities by major security type as of December 31, 2018 and 2017:

	December 31, 2018
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,048,272	$—	$—	$1,048,272
Money Market Funds	1	1,338,042			1,338,042
Subtotal		2,386,314	—	—	2,386,314
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	38,731,120	—	(85,321)	38,816,441
Long-Term Investment Securities (3)
Corporate Bonds	2	—	—	—	—
Total		$41,117,434	$—	$(85,321)	$41,202,755

	December 31, 2017
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$838,110	$—	$—	$838,110
Money Market Funds	1	4,948,238	—	—	4,948,238
Subtotal		5,786,348	—	—	5,786,348
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	41,811,273	—	(87,481)	41,898,754
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	911,698	—	(10,950)	922,648
Total		$48,509,319	$—	$(98,431)	$48,607,750
_________________
Notes:
(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities

•	Level 2 - Other inputs that are directly or indirectly observable in the markets

•	Level 3 - Inputs that are generally unobservable
(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.
(3) Long-term investment securities will mature between 12 and 18 months, from the applicable reporting date.
(4) The premium paid to purchase held-to-maturity investment securities was $378,681 and $915,084 for the years ended December 31, 2018 and 2017, respectively.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company's investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's cost basis. As of December 31, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

Note 3:    Research and Collaboration Agreements
On June 30, 2017, the Company entered into a strategic Research Services Agreement (the “RSA”) with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. (“BDI Pharma”), and a Service Framework Agreement (the “SFA”, and together with the RSA, the “R&D Agreements”), with VLP The Vaccines Company, S.L.U. (“VLPbio”), both companies are subsidiaries of Biotechnology Developments for Industry, S.L., a Spanish biotechnology company (“BDI Holdings” and together with BDI Pharma and VLPbio, “BDI”).
The R&D Agreements provide a framework under which the parties will engage in a research and development collaboration encompassing several different projects over approximately a two-year period, with a focus on advancing Dyadic’s proprietary C1 technology in the development of next generation biological vaccines and drugs. Dyadic expects to leverage the BDI team’s previous C1 gene expression and industrial fermentation scale-up and commercialization experience with yeast and filamentous fungi processes to further advance Dyadic’s proprietary C1 technology with the potential to commercialize certain biopharmaceutical product(s). All the data and any products developed from the funded research projects will be owned by Dyadic.

Upon closing of the BDI transaction, the Company paid EUR €1 million in cash to engage BDI to develop designated C1 based product candidates and further improve the C1 manufacturing process, in consideration of which Dyadic also received a 16.1% equity interest in BDI Holdings and a 3.3% equity interest in VLPbio. BDI is obligated to spend a minimum amount of EUR €936,000 over two years in the conduct of the research and development project under the RSA. If the research and development activities produce a product that is selected for additional development and commercialization, then Dyadic expects to share with BDI a range of between 50% and 75% of the net income from such selected product, depending upon the amount of BDI’s aggregate spend in the development of the selected product, with a minimum aggregate spend by BDI of EUR €1 million for a 50% share and EUR €8 million for a 75% share. If BDI does not enter into an agreement with Dyadic for such additional development and commercialization of the selected product, then Dyadic will pay to BDI EUR €1.5 million of the net income from Dyadic’s commercialization, if any, of the selected product. In addition, under the SFA, Dyadic agreed to purchase from BDI at least USD $1 million in contract research services specified by Dyadic over two years since the closing of the BDI transaction.
The Company has concluded that BDI is not a Variable Interest Entity (“VIE”), because BDI has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. Additionally, Dyadic is not the primary beneficiary of BDI. Specifically, Dyadic does not have the power to control or direct the activities of BDI or its operations. As a result, the Company does not consolidate its investments in BDI, and the financial results of BDI are not included in the Company’s consolidated financial results.
The Company performed a valuation analysis of the components of the transaction and allocated the consideration based on the relative fair value of each component. As the fair value of BDI equity interest was considered immaterial, the initial payment of approximately USD $1.1 million (EUR €1.0 million) was accounted for as a prepaid research and development collaboration payment on our consolidated balance sheet, and both the collaboration payment and the remaining USD $1 million commitment to be paid by Dyadic under the SFA will be expensed as the related research services are performed by BDI. As of December 31, 2018, there were three collaboration projects completed and one in progress under the SFA for a total of approximately EUR€0.8 million.
As of December 31, 2018 and 2017, the prepaid research and development collaboration related to BDI recorded on our consolidated balance sheet were approximately $0.3 million and $1.2 million, respectively. The amounts have been allocated between the current and non-current based on whether it is expected to be used over the next 12-month period or beyond. For the years ended December 31, 2018 and 2017, research and development expenses related to BDI were recorded as research and development - related party in our consolidated statements of operations in the amount of approximately $1.2 million and $0.4 million, respectively.

Note 4:    Income Taxes
The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and is effective January 1, 2018. The TCJA contains several key provisions, including a reduction in the U.S. Federal corporate income tax rate from 35% to 21% and a change to the corporate alternative minimum tax ("AMT").
We were required to remeasure all our U.S. deferred tax assets as of December 22, 2017 and recorded a decrease to deferred tax assets of $0.4 million and increase in valuation allowance of the same amount, all of which reflects the estimated impact associated with the re-measurement of our U.S. deferred tax asset at the lower U.S. federal corporate income tax rate. The TCJA's reduction in the U.S. statutory tax rate had no additional impact on the consolidated financial statement for the year ended December 31, 2018.
The TCJA eliminated the corporate AMT and permits existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019, and 2020. Any AMT credit carryforwards that do not reduce regular taxes are eligible for a 50% refund in 2018 through 2020, and a 100% refund in 2021. Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. We expect to receive 50% of the refundable balance for tax years 2018 through 2020, and 100% of the remaining refundable balance in 2021.
The significant components of loss before income taxes are as follows:

	Years Ended December 31,
	2018	2017
U.S. operations	$(6,622,695)	$(2,096,939)
Foreign operations	(75,218)	(105,574)
Total loss before provision for income taxes	$(6,697,913)	$(2,202,513)
The significant components of our (benefit) provision for income tax for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Current and deferred tax (benefit) expense
Federal	$(1,001,233)	$(66,694)
State	—	—
Foreign	—	—
	$(1,001,233)	$(66,694)
The income tax provision differs from the expense amount that would result from applying the federal statutory rates to income before income taxes due to deferred income tax resulting to permanent differences, state taxes and a change in the deferred tax valuation allowance.
The reconciliation between the statutory tax rate and the Company’s actual effective tax rate is as follows:

	Years Ended December 31,
	2018	2017
Tax at U.S. statutory rate	(21.00)%	(34.00)%
State taxes, net of federal benefit	(4.25)	(3.45)
Non-deductible items	0.44	1.73
Change in valuation allowance	10.25	12.97
True-up adjustment	(0.17)	7.10
Foreign operations	(0.28)	0.66
Change in tax rates	—	19.40
AMT adjustment	0.06	—
Effective income tax rate	(14.95)%	4.41%
The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2018	2017
Gain/Loss on disposals	$—	$(5,900)
Stock option expense	242,700	154,300
NOL carryforward	2,668,000	1,088,000
AMT credit carryforward	—	1,005,300
Research and development credits	1,656,500	1,656,500
Other	11,200	(6,500)
Deferred tax asset, net of deferred tax liabilities	4,578,400	3,891,700
Valuation allowance	(4,578,400)	(3,891,700)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on management’s evaluation, the net deferred tax asset was offset by a full valuation allowance as of December 31, 2018 and 2017.
The Company had net operating loss (“NOL”) carryforwards available in 2018 that will begin to expire in 2036. As of December 31, 2018, and 2017, the Company had NOLs in the amount of approximately $9.1 million and $2.9 million, respectively.
As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.
On March 30, 2017, the Company received a letter from the United States Internal Revenue Service (the “IRS”) informing the Company that its 2015 federal tax return was selected for examination. During the period of May to September 2017, the Company had several meetings with the IRS agent and provided the IRS with all requested information. On October 17, 2017, the Company received the final closing letter from the IRS, informing the Company that its review of our tax filing for 2015 was complete, and no changes were required.

Note 5:    Commitments and Contingencies
Leases
Jupiter, Florida Headquarters
The Company’s corporate headquarters are located in Jupiter, Florida. The Company occupies approximately 4,900 square feet with a monthly rental rate and common area maintenance charges of approximately $9,450. The lease expires on June 30, 2019, and thereafter, the Company will reconsider the square footage of the leased space to align with the staffing requirements of the future operations of the Company.
The Netherlands Office
The Company maintains a small satellite office in Wageningen, The Netherlands. In 2018, the Company occupied approximately 258 square feet with annual rentals and common area maintenance charges of approximately $4,700. The lease expired on January 31, 2019, and thereafter, the Company entered into a new lease with the same lessor (the “New Lease”). The New Lease has a one year term and includes a flexible office space with annual rentals of approximately $4,000.
Employment Agreements
In connection with Ping Rawson’s appointment as the Company’s Chief Accounting Officer in March 2018, the Company’s Board of Directors approved compensation for Ms. Rawson as follows: Ms. Rawson will be entitled to an annual base salary of $210,000 and she is eligible for a discretionary annual performance bonus up to 100,000 stock options priced at the grant date. In addition, the Company granted Ms. Rawson a sign-on award of 50,000 stock options that will vest annually in equal installments over four years, and a conditional award of 50,000 stock options that will vest upon the Company’s becoming an SEC reporting entity. Such options will automatically vest, if for any reason the Board determines not to pursue SEC registration or in the event of a change of control. Ms. Rawson will be eligible for six months of severance benefits, if her services are no longer required due to a change of control or any reason other than for cause. Such severance benefits will increase to twelve months, one year from the effective date of the agreement or upon the Company becoming an SEC reporting entity, whichever occurs first.
Purchase Obligations
The following table provides a schedule of commitments related to agreements to purchase certain services in the ordinary course of business, as of December 31, 2018:

2019	$2,082,183
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total	$2,082,183
The purchase obligations in the table above are primarily related to our contracts with the Company’s contract research organizations to provide certain research services. The contracts set forth the Company’s minimum purchase requirements that are subject to adjustments based on certain performance conditions. All contracts expire in 2019.
Legal Proceedings
On March 1, 2017, Dyadic and the Company’s former outside legal counsel consisting of the law firms of Greenberg Traurig, LLP, and Greenberg Traurig, P.A. reached a confidential settlement regarding its professional liability litigation before the case went to the jury. On April 14, 2017, the Company received the full settlement payment in the amount of $4.5 million, net of legal fees and expenses. In connection with a settlement agreement dated October 22, 2013 between Mark A. Emalfarb (“MAE”), and Dyadic, Dyadic agreed to pay MAE 5% of any net settlement proceeds up to $25 million, and 8% in excess of $25 million provided that the maximum amount payable under the agreement be limited to $6 million. In the second quarter of 2017, the Company made a payment of $141,777 to MAE to satisfy this prior contractual obligation. The net litigation settlement gain of $4,358,223 was reported in the Company’s consolidated statement of operations, in other income, in the first quarter of 2017.
In addition to the matters noted above, from time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers immaterial, individually and in the aggregate. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The requirement for these provisions is reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable and costly. While the Company believes that it has valid defenses with respect to the legal matters pending against it, protracted litigation and/or an unfavorable resolution of one or more of such proceedings, claims or investigations against the Company could have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

Note 6:    Share-Based Compensation
Description of Equity Plans
The 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by the Company’s Board of Directors on April 28, 2011 and approved by the Company’s stockholders on June 15, 2011. The 2011 Plan serves as the successor to the Company’s 2006 Stock Option Plan (the “2006 Plan”). Since the effective date of the 2011 Plan, all future equity awards were made from the 2011 Plan, and no additional awards will be granted under the 2006 plan. Under the 2011 Plan, 3,000,000 shares of the Company’s common stock have been initially reserved for issuance pursuant to a variety of share-based compensation awards, plus any shares available for issuance under the 2006 Plan or are subject to awards under the 2006 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2006 Plan.
As of December 31, 2018, the Company had 3,552,890 stock options outstanding and an additional 1,136,211 shares of common stock available for grant under the 2011 Plan. As of December 31, 2017, there were 2,712,390 stock options outstanding and 2,006,711 shares of common stock available for grant under the 2011 Plan. In accordance with the provision of the 2011 Plan, the board of directors approved an increase of 1,500,000 shares to the plan on January 1, 2019.
Stock Options
Options are granted to purchase common stock at prices that are equal to the fair value of the common shares on the date the option is granted. Vesting is determined by the Board of Directors at the time of grant. The term of any stock option awards under the Company’s 2011 Plan is no more than 10 years except for options granted to the CEO, which is five years.

The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model and amortized on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the award as if the award was, in substance, multiple awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the following:
Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury rates with securities approximating the expected lives of options at the date of grant.
Expected dividend yield. The expected dividend yield is zero, as the Company has never paid dividends to common shareholders and does not currently anticipate paying any in the foreseeable future.
Expected stock price volatility. The expected stock price volatility was calculated based on the Company’s own volatility since the DuPont Transaction. During the Company’s annual review of its volatility assumption in 2018, the Company determined that it would be appropriate to use the Company’s historical volatilities since 2016, as the DuPont Transaction had significant changes in the Company’s business and capital structure. The change in assumption is effective January 1, 2018 and only has impact on new options granted in 2018.
Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company determined to use the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option (except for the option granted to the CEO, for which an expected life of 5 years was used).
Discount for lack of marketability. The Company applies a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144.
The assumptions used in the Black-Scholes option pricing model for stock options granted for the year ended December 31, 2018 are as follows:

	Years Ended December 31,
	2018	2017
Risk-Free interest rate	2.24% - 2.96%	1.87%-2.15%
Expected dividend yield	—%	—%
Expected stock price volatility	27.80% -30.36%	70.24%-71.43%
Expected life of options	5 - 6.25 Years	5-6.25 Years
Discount for lack of marketability	9.35%	17.72%

The following table summarizes the combined stock option activity under the Company’s Equity Compensation Plans:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,158,083	$1.60	6.10	$214,883
Granted	660,557	1.61
Exercised	(6,250)	0.23
Expired	(100,000)	1.33
Canceled	—	—
Outstanding at December 31, 2017	2,712,390	$1.62	6.09	$69,090
Granted (1)	1,120,500	1.44
Exercised	(30,000)	0.15
Expired	—	—
Canceled (2)	(250,000)	1.69
Outstanding at December 31, 2018	3,552,890	$1.57	5.06	$1,149,461

Exercisable at December 31, 2018	2,135,598	$1.57	3.82	$1,149,461
_________________
Notes:
(1) Represents the following stock options granted:

•
Annual share-based compensation awards on January 2, 2018, including: (a) 492,000 stock options with an exercise price of $1.39 granted to executives and key personnel, vesting upon grant or one year anniversary, (b) 250,000 stock options with an exercise price of $1.39 granted to Board of Directors, vesting 25% upon grant and the remaining 75% will vest annually in equal installments over four years, and (c) 87,500 stock options with an exercise price of $1.39 granted to employees, vesting annually in equal installments over four years.

•
One-time awards on March 18, 2018, including: (a) 50,000 stock options with an exercise price of $1.44 granted to key personnel, vesting upon one year anniversary, (b) a sign-on award of 50,000 stock options and a conditional award of 50,000 stock options with an exercise price of $1.44 to the Chief Accounting Officer. The sign-on options will vest annually in equal installments over four years, and the conditional award will vest once certain conditions are met.

•
One-time awards on November 16, 2018, including: (a) a conditional award of 125,000 stock options with an exercise price of $1.76 granted to the Chief Accounting Officer, vesting upon certain achievements, but not before November 28, 2019, (b) 16,000 stock options with an exercise price of $1.76 granted to employees, vesting annually in equal installments over four years.

(2) Represents the cancellation of performance-based stock options granted to the Company’s former Chief Financial Officer, who separated from the Company on March 22, 2018. In addition, the Compensation Committee approved an extension of the exercise period of his vested stock options to June 30, 2019. The incremental cost of such modification, which approximated $39,000, was recognized immediately.

The weighted average grant-date fair market value of stock options granted for the years ended December 31, 2018 and 2017 was $0.41 and $0.82 respectively, based on the Black-Scholes option pricing model. The intrinsic value of options exercised for the years ended December 31, 2018 and 2017 was $39,360 and $7,313, respectively.
As of December 31, 2018 and 2017, total unrecognized compensation cost related to non-vested stock options granted under the Company’s share option plan was $162,786, and $211,012, respectively, which is expected to be recognized over a weighted average period of 2.39 years and 2.63 years, respectively. The Company will adjust unrecognized compensation cost for actual forfeitures as they occur.
Compensation Expenses
We recognize all share-based payments to employees and our board of directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur.
Total non-cash stock option compensation expense was allocated among the following expense categories:

	Years Ended December 31,
	2018	2017
General and administrative	$390,854	$510,679
Research and development	76,349	132,751
Total	$467,203	$643,430

Note 7:    Shareholders’ Equity
Issuances of Common Stock
The shares of common stock issued for the years ended December 31, 2018 and 2017 were 30,000 and 6,250, respectively, with a weighted average issue price per share of $0.15 and $0.23, respectively.
Stock Repurchases and Buybacks
Privately Negotiated Share Buyback Transactions
On January 11, 2017, the Company entered into a Securities Purchase Agreement with Pinnacle Family Office Investments L.P. (“Pinnacle”) to repurchase an aggregate of 2,363,590 shares of its common stock at $1.54 per share for an aggregate purchase price of $3,639,929. Upon repurchase, the shares were treated by Dyadic as treasury stock. The repurchase of shares from Pinnacle was in addition to Dyadic’s 2016 Stock Repurchase Program discussed below.
Stock Repurchase Programs
On February 16, 2016, the Board of Directors authorized a one-year stock repurchase program, under which the Company was authorized to repurchase up to $15 million of its outstanding common stock (the “2016 Stock Repurchase Program”). The 2016 Stock Repurchase Program ended on February 15, 2017.
On August 16, 2017, the Board of Directors authorized a new one-year stock repurchase program, under which the Company may repurchase up to $5 million of its outstanding common stock (the “2017 Stock Repurchase Program”). On August 6, 2018, the Board of Directors authorized an extension of this stock repurchase program through August 15, 2019.
Under the 2017 Stock Repurchase Program, the Company is authorized to repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, is dependent upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from its existing cash resources. All repurchased shares are held in treasury.
The following table summarizes the Company’s stock repurchase activities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Amount	Total Number of Treasury Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Privately Negotiated Transactions:
January 12, 2016 - Abengoa repurchased and retired shares	2,136,752	$1.35	$2,884,615	—	N/A
January 11, 2017 - Pinnacle Family Office Investments L.P. repurchased shares	2,363,590	1.54	3,639,929	2,363,590	N/A
					$15,000,000
2016 Stock Repurchase Program (1):
January through December 2016	6,548,473	1.59	10,401,906	6,548,473	$4,598,094
January 2017	867,507	1.60	1,384,021	867,507	$3,214,073
February 2017	448,000	1.48	662,356	448,000	$2,551,717

2017 Stock Repurchase Program:					$5,000,000
September through December 2017	381,607	1.41	537,661	381,607	$4,462,339
January 2018	165,000	1.40	231,000	165,000	$4,231,339
March 2018	102,000	1.41	143,820	102,000	$4,087,519
August 2018	1,377,325	1.40	1,929,222	1,377,325	$2,158,297
Total open market and privately negotiated purchases	14,390,254	$1.52	$21,814,530	12,253,502
_________________
Notes:
(1) The 2016 Stock Repurchase Program ended on February 15, 2017.

Treasury Stock
As of December 31, 2018, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company. As of December 31, 2017, there were 10,609,177 shares held in treasury, at a cost of approximately $16.6 million.

Note 8:    Subsequent Events
For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through March 27, 2019, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.
On January 14, 2019, the Company filed an initial Form 10-12G (the “Form 10”) with the Securities and Exchange Commission (the “SEC”). On February 12, 2019, the SEC declared the Company’s Form 10 became effective. As such, the Company is subject to the periodic and current reporting requirements of Section 13(a) of the Securities and Exchange Act of 1934.
Stock Option Grant
On January 2, 2019, the Company granted to executives and key personnel an aggregate of 650,000 stock options with an exercise price of $1.87. The options vest upon grant, one-year anniversary or annually in equal installments over four years.

On January 2, 2019, the Company granted to Board of Directors an aggregate of 300,000 stock options with an exercise price of $1.87. The options vest 25% upon grant and the remaining 75% will vest annually in equal installments over four years.
On January 2, 2019, the Company granted to non-executive employees an aggregate of 24,000 stock options with an exercise price of $1.87. The options will vest annually in equal installments over four years.
On March 7, 2019, the Company granted to a consultant 15,000 stock options with an exercise price of $3.00. The options will vest upon one-year anniversary.