Form 10-Q
period 2019-03-31
DYADIC INTERNATIONAL INC
filed 2019-05-09
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission File Number: 000-55264
DYADIC INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0486747
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

140 Intracoastal Pointe Drive, Suite 404 Jupiter, Florida	33477
Address of Principal Executive Offices	Zip Code

(561) 743-8333

Registrant’s Telephone Number, Including Area Code
N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.             Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DYAI	The NASDAQ Stock Market LLC
APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 8, 2019, the registrant had 26,763,486 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Information (other than historical facts) set forth in this Quarterly Report contains forward-looking statements within the meaning of the Federal Securities Laws, which involve many risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Such forward-looking statements are included under Item 2 “Management’s Discussion and Analysis”. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Forward-looking statements involve many risks, uncertainties or other factors within and/or beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic's and third parties research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on key customers and collaborators; (8) the pharmaceutical and biotech industry, governmental regulatory and other agencies' willingness to adopt, utilize and approve the use of the C1 gene expression platform; (9) speculative nature and illiquidity of equity securities received as consideration from sub-licenses and (10) other factors discussed in Dyadic's publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our Form 10-K filed with the Securities Exchange Commission (“SEC”) on March 27, 2019. We caution you that the foregoing list of important factors is not exclusive. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a highly regulated, competitive and rapidly changing environment. Our competitors have far greater resources, infrastructure and market presence than we do which makes it difficult for us to enter certain markets, and/or to gain or maintain customers. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” in this Quarterly Report and under the caption “Risk Factors” and elsewhere on our Form 10-K filed with the SEC on March 27, 2019 which could have a material adverse effect on our business, results of operations and financial condition.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.
We qualify all our forward-looking statements by these cautionary statements. In addition, with respect to all our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,975,761	$2,386,314
Short-term investment securities	35,778,093	38,816,441
Interest receivable	290,259	294,240
Accounts receivable	425,951	318,744
Income tax receivable	500,617	506,866
Prepaid research and development	170,334	253,446
Prepaid expenses and other current assets	166,944	172,001
Total current assets	41,307,959	42,748,052

Non-current assets:
Long-term income tax receivable	500,616	500,616
Other assets	50,951	52,139
Total assets	$41,859,526	$43,300,807

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$948,058	$309,060
Accrued expenses	302,970	399,576
Deferred research and development obligations	23,024	141,002
Total current liabilities	1,274,052	849,638

Commitments and contingencies (See Note 4)

Stockholders' equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 38,966,988, outstanding shares - 26,713,486	38,967	38,967
Additional paid-in capital	94,694,793	94,385,230
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(35,218,371)	(33,043,113)
Total stockholders’ equity	40,585,474	42,451,169
Total liabilities and stockholders’ equity	$41,859,526	$43,300,807
The accompanying notes are an integral part of these unaudited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Research and development revenue	$402,527	$184,330

Costs and expenses:
Costs of research and development revenue	327,903	146,809
Research and development	692,370	576,884
Research and development - related party	389,473	392,549
General and administrative	1,428,067	1,292,997
Foreign currency exchange loss, net	6,034	4,840
Total costs and expenses	2,843,847	2,414,079

Loss from operations	(2,441,320)	(2,229,749)

Interest income	266,962	186,457

Loss before income taxes	(2,174,358)	(2,043,292)

Provision for income taxes	900	—

Net loss	$(2,175,258)	$(2,043,292)

Basic and diluted net loss per common share	$(0.08)	$(0.07)

Basic and diluted weighted-average common shares outstanding	26,713,486	28,159,244
The accompanying notes are an integral part of these unaudited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at December 31, 2018	38,966,988	$38,967	(12,253,502)	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169

Stock-based compensation	—	—	—	—	309,563	—	309,563

Net loss	—	—	—	—	—	(2,175,258)	(2,175,258)

Balance at March 31, 2019	38,966,988	$38,967	(12,253,502)	$(18,929,915)	$94,694,793	$(35,218,371)	$40,585,474
The accompanying notes are an integral part of these unaudited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,175,258)	$(2,043,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	309,563	269,596
Amortization of held-to-maturity securities, net	32,201	284,730
Foreign currency exchange loss, net	5,148	4,840
Changes in operating assets and liabilities:
Interest receivable	3,981	21,044
Accounts receivable	(106,781)	171,841
Income tax receivable	6,249	—
Prepaid research and development	83,112	360,711
Prepaid expenses and other current assets	5,049	55,209
Accounts payable	641,799	(57,039)
Accrued expenses	(96,606)	207,572
Deferred research and development obligation	(117,978)	166,024
Income taxes payable	—	(102,000)
Net cash used in operating activities	(1,409,521)	(660,764)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(13,190,855)	(17,761,999)
Proceeds from maturities of investment securities	16,197,000	17,639,000
Net cash provided by (used in) investing activities	3,006,145	(122,999)

Cash flows from financing activities
Repurchases of common stock	—	(374,820)
Net cash used in financing activities	—	(374,820)
Effect of exchange rate changes on cash	(7,177)	3,547
Net increase (decrease) in cash, cash equivalents and restricted cash	1,589,447	(1,155,036)
Cash, cash equivalents and restricted cash at beginning of period	2,386,314	5,786,348
Cash, cash equivalents and restricted cash at end of period	$3,975,761	$4,631,312

Supplemental cash flow information
Cash refund received from income tax	$6,249	$102,000
The accompanying notes are an integral part of these unaudited consolidated financial statements

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
On December 31, 2015, the Company sold its industrial technology business to DuPont Danisco (“DuPont”), the industrial biosciences business of DuPont (NYSE: DD) for $75 million (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions). DuPont retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either DuPont or certain licensors of DuPont, depending upon whether Dyadic elects to utilize certain patents either owned by DuPont or licensed in by DuPont.
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
The accompanying unaudited interim consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with GAAP for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in quarterly consolidated financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the elimination of intra-entity accounts) considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 27, 2019.
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
For the three months ended March 31, 2019 and 2018, the Company's revenue was generated from six and two customers, respectively. As of March 31, 2019 and 2018, the Company’s account receivables were from four and one customers, respectively. The loss of business from one or a combination of the Company's customers could adversely affect its operations.
The Company conducts operations in The Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. As of and for the three months ended March 31, 2019, the Company only had one customer outside of the United States (i.e. European customer) that accounted for approximately 69.7% or $281,000 of total revenue and 32.8% or $140,000 of the accounts receivable. As of and for the three months ended March 31, 2018, all of the Company’s revenue and accounts receivable were from United States customers.
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
The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheet. As of March 31, 2019 and 2018, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of March 31, 2019 and 2018.
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
Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve months. There was no allowance for doubtful accounts as of March 31, 2019 and December 31, 2018.
Accounts receivable consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Billed receivable	$267,207	$193,065
Unbilled receivable	158,744	125,679
	$425,951	$318,744
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Prepaid expenses - various	$119,962	$91,725
Prepaid insurance	46,982	77,249
Prepaid taxes	—	3,027
	$166,944	$172,001
Accounts Payable
Accounts payable consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Research and development expenses	$744,606	$240,064
Legal expenses	80,740	—
Other	122,712	68,996
	$948,058	$309,060
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Employee wages and benefits	$166,168	$268,287
Research and development expenses	60,251	49,666
Other	76,551	81,623
	$302,970	$399,576
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
Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Outside contracted services	$585,487	$469,557
Contracted services - related party	389,473	392,549
Personnel related costs	94,762	94,991
Facilities, overhead and other	12,121	12,336
	$1,081,843	$969,433
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
Income Taxes

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and became effective January 1, 2018. The TCJA contains several key provisions, including a reduction in the U.S. Federal corporate income tax rate from 35% to 21% and a change to the corporate alternative minimum tax ("AMT").
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
For the three months ended March 31, 2019, the Company recorded a provision for income taxes of $900 . There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018.
Deferred tax assets as of March 31, 2019 and December 31, 2018 were approximately $5.0 million and $4.6 million, respectively. Due to the Company's history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of March 31, 2019 and December 31, 2018.
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
For the three months ended March 31, 2019 and 2018, the effect of the potential exercise of options to purchase 4,541,890 and 3,441,890 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements Not Adopted as of March 31, 2019
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in the first quarter of 2020. The Company is currently evaluating the impact, if any, of this newly issued guidance.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Companies are required to recognize and measure leases using a modified retrospective approach at either the beginning of the earliest comparative period presented or the beginning of the reporting period in which the entity first applies the new standard. ASU 2016-02 was effective for the Company beginning in the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company adopted the standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for any stranded tax effects resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The new guidance will be effective for the Company beginning in the first quarter of 2019. The Company adopted the standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting. The standard expands the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, simplifying the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company adopted the standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2:    Cash, Cash Equivalent, and Investments
The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and short-term and long-term investment securities by major security type as of December 31, 2019 and 2018:

	March 31, 2019
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$675,229	$—	$—	$675,229
Money Market Funds	1	3,300,532			3,300,532
Subtotal		3,975,761	—	—	3,975,761
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	35,770,171	—	(7,922)	35,778,093
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	—	—	—	—
Total		$39,745,932	$—	$(7,922)	$39,753,854

	December 31, 2018
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,048,272	$—	$—	$1,048,272
Money Market Funds	1	1,338,042			1,338,042
Subtotal		2,386,314	—	—	2,386,314
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	38,731,120	—	(85,321)	38,816,441
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	—	—	—	—
Total		$41,117,434	$—	$(85,321)	$41,202,755
_________________
Notes:
(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities

•	Level 2 - Other inputs that are directly or indirectly observable in the markets

•	Level 3 - Inputs that are generally unobservable
(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.
(3) Long-term investment securities will mature between 12 and 18 months, from the applicable reporting date.
(4) The premium paid to purchase held-to-maturity investment securities was $80,855 and $286,999 for the three months ended March 31, 2019 and 2018, respectively. The premium paid to purchase held-to-maturity investment securities was $378,681 for the year ended December 31, 2018.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company's investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's cost basis. As of March 31, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

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
The Company performed a valuation analysis of the components of the transaction and allocated the consideration based on the relative fair value of each component. As the fair value of BDI equity interest was considered immaterial, the initial payment of approximately USD $1.1 million (EUR €1 million) was accounted for as a prepaid research and development collaboration payment on our consolidated balance sheet, and both the collaboration payment and the remaining USD $1 million commitment to be paid by Dyadic under the SFA will be expensed as the related research services are performed by BDI. As of March 31, 2019, there were four collaboration projects completed and one in progress under the SFA and we have no commitment outstanding under the SFA.
As of March 31, 2019 and December 31, 2018, the prepaid research and development collaboration related to BDI recorded on our consolidated balance sheet were approximately $0.2 million and $0.3 million, respectively. For the three months ended March 31, 2019 and 2018, research and development expenses related to BDI were recorded as research and development - related party in our consolidated statements of operations in the amount of approximately $0.4 million and $0.4 million, respectively.

Note 4:    Commitments and Contingencies
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

Employment Agreements
In connection with Ping Rawson’s appointment as the Company’s Chief Accounting Officer in March 2018, the Company’s Board of Directors approved compensation for Ms. Rawson as follows: Ms. Rawson will be entitled to an annual base salary of $210,000 and she is eligible for a discretionary annual performance bonus up to 100,000 stock options priced at the grant date. In addition, the Company granted Ms. Rawson a sign-on award of 50,000 stock options that will vest annually in equal installments over four years, and a conditional award of 50,000 stock options that vested upon the Company’s becoming an SEC reporting entity. Ms. Rawson will be eligible for twelve months of severance benefits, if her services are no longer required due to a change of control or any reason other than for cause.

Note 5:    Share-Based Compensation
Description of Equity Plans
The 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by the Company’s Board of Directors on April 28, 2011 and approved by the Company’s stockholders on June 15, 2011. The 2011 Plan serves as the successor to the Company’s 2006 Stock Option Plan (the “2006 Plan”). Since the effective date of the 2011 Plan, all future equity awards were made from the 2011 Plan, and no additional awards will be granted under the 2006 plan. Under the 2011 Plan, 3,000,000 shares of the Company’s common stock have been initially reserved for issuance pursuant to a variety of share-based compensation awards, plus any shares available for issuance under the 2006 Plan or are subject to awards under the 2006 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2006 Plan. In accordance with the provisions of the 2011 Plan, the board of directors approved an increase of 1,500,000 shares to the plan on January 1, 2019.
As of March 31, 2019, the Company had 4,541,890 stock options outstanding and an additional 1,647,211 shares of common stock available for grant under the 2011 Plan. As of December 31, 2018, there were 3,552,890 stock options outstanding and 1,136,211 shares of common stock available for grant under the 2011 Plan.
Stock Options
Options are granted to purchase common stock at prices that are equal to the fair value of the common shares on the date the option is granted. Vesting is determined by the Board of Directors at the time of grant. The term of any stock option awards under the Company’s 2011 Plan is no more than ten years except for options granted to the CEO (five years) and certain contractors (two years).
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
Expected stock price volatility. The expected stock price volatility was calculated based on the Company’s own volatility since the DuPont Transaction. The Company reviews its volatility assumption on an annual basis and determined to use the Company’s historical volatilities since 2016, as the DuPont Transaction had significant changes in the Company’s business and capital structure.
Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company determined to use the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option (except for the option granted to the CEO (5 years) and certain contractor (2 years).
Discount for lack of marketability. The Company applies a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144.

The assumptions used in the Black-Scholes option pricing model for stock options granted for the three months ended March 31, 2019 are as follows:

Risk-Free interest rate	2.46% - 2.50%
Expected dividend yield	0%
Expected stock price volatility	28.590%
Expected life of options	2 - 6.25 Years
Discount for lack of marketability	8.480%
The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,552,890	$1.57	5.06	$1,149,461
Granted (1)	989,000	1.89
Exercised	—	—
Expired	—	—
Canceled	—	—
Outstanding at March 31, 2019	4,541,890	$1.64	5.53	$7,320,547

Exercisable at March 31, 2019	2,936,759	$1.59	4.55	$4,860,859
_________________
Notes:
(1) Represents the following stock options granted:

•
Annual share-based compensation awards on January 2, 2019, including: (a) 600,000 stock options with an exercise price of $1.87 granted to executives and key personnel, vesting upon grant, or one year anniversary, or vest annually in equal installments over four years, (b) 300,000 stock options with an exercise price of $1.87 granted to Board of Directors, vesting 25% upon grant and the remaining 75% will vest annually in equal installments over four years, and (c) 24,000 stock options with an exercise price of $1.87 granted to employees, vesting annually in equal installments over four years.

•	One-time award on January 2, 2019 of 50,000 stock options with an exercise price of $1.87 to a contractor, vesting upon one year anniversary.

•	One-time award on March 7, 2019 of 15,000 stock options with an exercise price of $3.00 to a contractor, vesting upon one year anniversary.

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
Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
General and administrative	$233,214	$249,242
Research and development	76,349	20,354
Total	$309,563	$269,596

Note 6:    Shareholders’ Equity
Stock Repurchase Programs
On February 16, 2016, the Board of Directors authorized a one-year stock repurchase program, under which the Company was authorized to repurchase up to $15,000,000 of its outstanding common stock (the “2016 Stock Repurchase Program”). The 2016 Stock Repurchase Program ended on February 15, 2017.
On August 16, 2017, the Board of Directors authorized a new one-year stock repurchase program, under which the Company may repurchase up to $5,000,000 of its outstanding common stock (the “2017 Stock Repurchase Program”). On August 6, 2018, the Board of Directors authorized an extension of this stock repurchase program through August 15, 2019.
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
The following table summarizes the Company’s stock repurchase activities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Amount	Total Number of Treasury Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Privately Negotiated Transactions:
January 12, 2016 - Abengoa repurchased and retired shares	2,136,752	$1.35	$2,884,615	—	N/A
January 11, 2017 - Pinnacle Family Office Investments L.P. repurchased shares	2,363,590	1.54	3,639,929	2,363,590	N/A
					$15,000,000
2016 Stock Repurchase Program (1):
January through February 2017	7,863,980	1.58	12,448,283	7,863,980	$2,551,717

2017 Stock Repurchase Program:					$5,000,000
September through December 2017	381,607	1.41	537,661	381,607	$4,462,339
January through August 2018	1,644,325	1.40	2,304,042	1,644,325	$2,158,297
Total open market and privately negotiated purchases	14,390,254	$1.52	$21,814,530	12,253,502
_________________
Notes:
(1) The 2016 Stock Repurchase Program ended on February 15, 2017.

Treasury Stock
As of March 31, 2019 and December 31, 2018, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 7:    Subsequent Events
For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through May 9, 2019, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.
Sub-License with Luina Bio Pty Ltd. and Novovet Pty Ltd.
On April 26, 2019, the Company entered into a sub-license agreement (the “Luina Bio Sub-License Agreement”). Under the terms of the Luina Bio Sub-License Agreement, the Company has granted to Novovet, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a worldwide sub-license to certain patent rights and know-how related to Dyadic's proprietary C1 gene expression platform for the exclusive and sole purpose of commercializing certain targeted antigen and biological products for the prevention and treatment of various ailments for companion animals.

In consideration of the license granted pursuant to the Luina Bio Sub-License Agreement, Dyadic received 20% equity in Novovet (“Novovet Up-Front Consideration”) in accordance with the Shareholders Agreement described below, and a percentage of royalties on net sales and non-sales revenue which incorporates Dyadic's proprietary C1 gene expression platform. The Luina Bio Sub-License Agreement will terminate on a country-by-country basis in accordance with the terms set forth in the Sub-License Agreement.

As a result of receipt of the Novovet Up-Front Consideration, Dyadic became a party to the Novovet Shareholders Agreement on April 26, 2019 (the “Shareholders Agreement”) pursuant to which the Company has agreed to certain rights, covenants and obligations. The Shareholders Agreement provides that, for as long as the Company has a respective proportion of Novovet equal to or more than 20%, it may designate one individual to serve on the board of directors. The Dyadic appointee is Mark Emalfarb, Dyadic’s CEO. Pursuant to the Shareholders Agreement, the Company agreed, subject to certain exceptions, not to sell, transfer, assign, convey or otherwise dispose of its interests in Novovet. In addition, the Company is entitled to or subject to, as applicable, anti-dilution rights, tag along rights and drag along rights, each as described in the Shareholders Agreement. The equity portion of this arrangement will be accounted for using the equity method of accounting.

Sub-License with Alphazyme
On May 5, 2019, the Company entered into a sub-license agreement (the “Alphazyme Sub-License Agreement”) with Alphazyme, LLC (“Alphazyme”). Under the terms of the Alphazyme Sub-License Agreement, the Company has granted to Alphazyme, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a sub-license to certain patent rights and know-how related to Dyadic's proprietary C1 gene expression platform for the purpose of commercializing certain pharmaceutical products that are used as reagents to catalyze a chemical reaction to detect, measure, or be used as a process intermediate to produce a nucleic acid as a therapeutic or diagnostic agent.

In consideration of the license granted pursuant to the Alphazyme Sub-License Agreement, Dyadic will receive a 7.5% ownership interest in Alphazyme (“Alphazyme Up-Front Consideration”) upon the successful transfer of C1 technology, additional milestone payments and a percentage of royalties on net sales which incorporate Dyadic's proprietary C1 gene expression platform. The Alphazyme Sub-License Agreement has an initial exclusivity period of 18 months (“Exclusivity Period”) beginning on the date the technology transfer has been completed. Following the Exclusivity Period, the sub-license will be nonexclusive. At any time prior to the expiration of the Exclusivity Period, Alphazyme has the option to extend the Exclusivity Period for an additional twelve (12) months in return for an additional 2.5% ownership interest in Alphazyme.

Upon receipt of the Alphazyme Up-Front Consideration, Dyadic will become a party to the Alphazyme Limited Liability Company Agreement (the “LLC Agreement”) pursuant to which the Company will agree to certain customary rights, covenants and obligations. The equity portion of this arrangement will be accounted for using the equity method of accounting.

Research and Commercialization Collaboration with Serum
On May 7, 2019, the Company entered into a research and commercialization collaboration with Serum Institute of India Pvt., Ltd (“Serum”). Under the terms of this collaboration, Serum anticipates applying Dyadic’s C1 technology to express up to twelve (12) antibodies and vaccines and will undertake commercially best efforts to fully develop and commercialize the proteins expressed from Dyadic’s C1 technology. Dyadic has agreed to grant Serum the option to obtain an exclusive commercial sub-

license for each of the twelve (12) proteins in return for certain research funding, milestone payments and royalties for 15 years from the date of the first commercial sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but not limited to those set forth in “Item 1A. Risk Factors” in this Quarterly Report. All forward-looking statements included in this Quarterly Report are based on information available to us as of the time we file this Quarterly Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.
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
Recent Developments
The Company continues to develop relationships with business and research partners in the biopharmaceutical industry. In the first quarter of 2019, the Company entered into new proof of concept research collaborations with two top 25 biopharmaceutical companies to express different types of biologic vaccines and drugs of interest for human and animal health application. In addition, the Company initiated two new internal research projects, including engineering C1 to explore the potential of C1 to express adeno-associated viral (AAV) vectors which are widely used in gene therapy and are in high demand and short supply.

Sub-License with Luina Bio Pty Ltd. and Novovet Pty Ltd.
On April 26, 2019, the Company entered into a sub-license agreement (the “Luina Bio Sub-License Agreement”). Under the terms of the Luina Bio Sub-License Agreement, the Company has granted to Novovet, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a worldwide sub-license to certain patent rights and know-how related to Dyadic's proprietary C1 gene expression platform for the exclusive and sole purpose of commercializing certain targeted antigen and biological products for the prevention and treatment of various ailments for companion animals.

In consideration of the license granted pursuant to the Luina Bio Sub-License Agreement, Dyadic received 20% equity in Novovet (“Novovet Up-Front Consideration”) in accordance with the Shareholders Agreement described below, and a percentage of royalties on net sales and non-sales revenue which incorporates Dyadic's proprietary C1 gene expression platform. The Luina Bio Sub-License Agreement will terminate on a country-by-country basis in accordance with the terms set forth in the Sub-License Agreement.

As a result of receipt of the Novovet Up-Front Consideration, Dyadic became a party to the Novovet Shareholders Agreement on April 26, 2019 (the “Shareholders Agreement”) pursuant to which the Company has agreed to certain rights, covenants and obligations. The Shareholders Agreement provides that, for as long as the Company has a respective proportion of Novovet equal to or more than 20%, it may designate one individual to serve on the board of directors. The Dyadic appointee is Mark Emalfarb, Dyadic’s CEO. Pursuant to the Shareholders Agreement, the Company agreed, subject to certain exceptions, not to sell, transfer, assign, convey or otherwise dispose of its interests in Novovet. In addition, the Company is entitled to or subject to, as applicable, anti-dilution rights, tag along rights and drag along rights, each as described in the Shareholders Agreement.

Sub-License with Alphazyme
On May 5, 2019, the Company entered into a sub-license agreement (the “Alphazyme Sub-License Agreement”) with Alphazyme, LLC (“Alphazyme”). Under the terms of the Alphazyme Sub-License Agreement, the Company has granted to Alphazyme, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a sub-license to certain patent rights and know-how related to Dyadic's proprietary C1 gene expression platform for the purpose of commercializing certain pharmaceutical products that are used as reagents to catalyze a chemical reaction to detect, measure, or be used as a process intermediate to produce a nucleic acid as a therapeutic or diagnostic agent.

In consideration of the license granted pursuant to the Alphazyme Sub-License Agreement, Dyadic will receive a 7.5% ownership interest in Alphazyme (“Alphazyme Up-Front Consideration”) upon the successful transfer of C1 technology, additional milestone payments and a percentage of royalties on net sales which incorporate Dyadic's proprietary C1 gene expression platform. The Alphazyme Sub-License Agreement has an initial exclusivity period of 18 months (“Exclusivity Period”) beginning on the date the technology transfer has been completed. Following the Exclusivity Period, the sub-license will be nonexclusive. At any time prior to the expiration of the Exclusivity Period, Alphazyme has the option to extend the Exclusivity Period for an additional twelve (12) months in return for an additional 2.5% ownership interest in Alphazyme.

Upon receipt of the Alphazyme Up-Front Consideration, Dyadic will become a party to the Alphazyme Limited Liability Company Agreement (the “LLC Agreement”) pursuant to which the Company will agree to certain customary rights, covenants and obligations.

Research and Commercialization Collaboration with Serum
On May 7, 2019, the Company entered into a research and commercialization collaboration with Serum Institute of India Pvt., Ltd (“Serum”). Under the terms of this collaboration, Serum anticipates applying Dyadic’s C1 technology to express up to twelve (12) antibodies and vaccines and will undertake commercially best efforts to fully develop and commercialize the proteins expressed from Dyadic’s C1 technology. Dyadic has agreed to grant Serum the option to obtain an exclusive commercial sub-license for each of the twelve (12) proteins in return for certain research funding, milestone payments and royalties for 15 years from the date of the first commercial sale.

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

Results of Operations
Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Revenue, Cost of Revenue, and Provision for Contract Losses
The following table summarizes the Company’s revenue, cost of research and development revenue and provision for contract losses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue	$402,527	$184,330
Cost of research and development revenue	$327,903	$146,809
The increase in revenue and cost of research and development revenue reflect six on-going research collaborations in 2019 compared to two collaborations in 2018.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.
Research and development expenses for the three months ended March 31, 2019 increased to approximately $692,000 compared to $577,000 for the same period a year ago. The increase primarily reflects the costs of additional internal research activities with third-party contract research organizations.
Research and development expenses - related party, for the three months ended March 31, 2019, was approximately $389,000 compared to $393,000 for the same period a year ago. This reflects the research and development costs related to the Company’s R&D Agreements with BDI, which started in July 2017.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2019, increased 10.4% to approximately $1,428,000 compared to $1,293,000 for the same period a year ago. The increase primarily reflects increases in share-based compensation expenses related to stock options granted in 2019 of $73,000, SEC registration and uplisting related costs of $70,000, business development and investor relations costs of $45,000, legal costs of $28,000, offset by reductions in compensation costs of $67,000 and other decreases of $14,000.
Interest Income
Interest income for the three months ended March 31, 2019, increased 43.5% to approximately $267,000 compared to $186,000 for the same period a year ago. The increase in interest income reflects higher yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Net Loss
Net loss for the three months ended March 31, 2019 was approximately $2,175,000 compared to $2,043,000 for the same period a year ago.

Liquidity and Capital Resources
Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, and funding from our research collaboration agreements. In 2017, the Company’s liquidity was further improved with the receipt of a litigation settlement of approximately $4.4 million, net of legal fees and other payments, and the release of escrowed funds from the DuPont Transaction of approximately $7.4 million. The Company completed its 2016 Stock Repurchase Program in February 2017. On August 16, 2017, the Board of Directors authorized the 2017 Stock Repurchase Program, under which the Company may repurchase up to $5 million of its outstanding common stock. On August 6, 2018, the Board of Directors authorized an extension of the 2017 Stock Repurchase Program through August 15, 2019. The Company financed the 2017 Stock Repurchase Program from its existing cash on hand. As of March 31, 2019, the Company has repurchased a total of 14,390,254 shares of its common stock at a weighted average price of $1.52 for an aggregate purchase price of $21,814,530. The Company also expects to receive the tax refund from the AMT credit carryover of approximately $1 million through 2021.
Our ability to achieve profitability depends on a number of factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sub-license agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities including additional costs and expenses as an SEC reporting and NASDAQ listed company, and our business development and research and development expenses. We believe that our existing cash position and investments in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for the next twelve months.
At March 31, 2019, cash and cash equivalents were approximately $4.0 million compared to $2.4 million at December 31, 2018. The carrying value of investment grade securities, including accrued interest at March 31, 2019 was approximately $36.1 million compared to $39.1 million at December 31, 2018.
Net cash used in operating activities for the three months ended March 31, 2019 of approximately $1.4 million was principally attributable to a net loss of $2.2 million, partially offset by share-based compensation expense of $0.3 million and changes in other operating assets and liabilities of $0.4 million.
Net cash used in operating activities for the three months ended March 31, 2018 of approximately $0.7 million was principally attributable to a net loss of $2.0 million, partially offset by changes in operating assets and liabilities of approximately $0.8 million, share-based compensations expense of approximately $0.3 million and amortization of held-to-maturity securities of approximately $0.3 million.
Net cash provided by investing activities for the three months ended March 31, 2019 was approximately $3.0 million compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 2018. Cash flows from investing activities in 2019 and 2018 were primarily related to proceeds from maturities and purchases of investment grade debt securities.
Net cash used in financing activities for the three months ended March 31, 2019 was zero compared to $0.4 million for the three months ended March 31, 2018. Cash flows used in financing activities in 2018 were primarily related to repurchases of common stock.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d- 15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II

Item 1.	Legal Proceedings
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

Item 1A.	Risk Factors
The equity securities we receive as consideration for sub-licenses are highly speculative and generally illiquid.

We routinely acquire equity securities in sub-licensees in exchange for the granting of a sub-license to our C1 platform. Many of these sub-licensees have no financial or operating history and the equity securities received are highly speculative and involve a high degree of risk of loss. In addition, the equity securities we receive are typically subject to restrictions on transfer and resale or otherwise have no established trading market. The illiquidity of these equity securities may adversely affect our ability to dispose of such securities at times when it may be otherwise advantageous for us to liquidate such securities. In addition, if we were forced to immediately liquidate some or all of such securities, the proceeds of such liquidation could be significantly less than the current fair value of such securities.
There have otherwise been no changes to our risk factors from those disclosed in our Form 10-K filed on March 27, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nasdaq Uplisting
Effective April 17, 2019, the common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. Prior to the Company’s uplisting to the NASDAQ, the Company’s common stock had been traded on the OTCQX market.

Item 6.	Exhibits
Exhibits
Following Exhibits are filed as part of this report pursuant to Item 601 if Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
10.1	Sub-License Agreement among Dyadic International (USA), Inc., Luina Bio Pty Ltd. and Novovet Pty Ltd, dated April 26, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***]	8-K	10.1	May 2, 2019
10.2	Shareholders Agreement among Dyadic International (USA), Inc., JCL Biologics Pty Ltd and Novovet Pty Ltd, dated April 26, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***]	8-K	10.2	May 2, 2019
10.3	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***]	8-K	10.1	May 8, 2019
10.4	Research and Commercialization Collaboration Agreement with Serum Institute of India Pvt,. Ltd., dated May 7, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***].	8-K	10.1	May 8, 2019
31.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Accounting Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Chief Accounting Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

May 9, 2019	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2019	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)