Form 10-Q
period 2019-09-30
DYADIC INTERNATIONAL INC
filed 2019-11-13
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
The number of shares outstanding of each of the registrant’s Common Stock as of November 12, 2019 was 27,213,157.

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

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,662,327	$2,386,314
Short-term investment securities	30,793,472	38,816,441
Interest receivable	235,440	294,240
Accounts receivable	418,945	318,744
Income tax receivable	9,406	506,866
Prepaid research and development	—	253,446
Prepaid expenses and other current assets	336,868	172,001
Total current assets	36,456,458	42,748,052

Non-current assets:
Long-term investment securities	1,514,153	—
Long-term income tax receivable	500,616	500,616
Other assets	50,232	52,139
Total assets	$38,521,459	$43,300,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$713,395	$309,060
Accrued expenses	470,117	399,576
Deferred research and development obligations	93,276	141,002
Total current liabilities	1,276,788	849,638

Commitments and contingencies (See Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 39,466,659 and 38,966,988, outstanding shares - 27,213,157 and 26,713,486 as of September 30, 2019 and December 31, 2018	39,467	38,967
Additional paid-in capital	95,747,666	94,385,230
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(39,612,547)	(33,043,113)
Total stockholders’ equity	37,244,671	42,451,169
Total liabilities and stockholders’ equity	$38,521,459	$43,300,807

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Research and development revenue	$454,507	$262,960	$1,247,908	$608,576

Costs and expenses:
Costs of research and development revenue	384,803	243,406	1,034,934	519,331
Research and development	841,343	476,633	2,351,953	1,654,716
Research and development - related party	101,849	288,175	827,632	1,021,573
General and administrative	1,056,196	1,023,606	4,354,941	3,238,145
Foreign currency exchange loss (gain), net	13,727	12,279	24,693	1,921
Total costs and expenses	2,397,918	2,044,099	8,594,153	6,435,686

Loss from operations	(1,943,411)	(1,781,139)	(7,346,245)	(5,827,110)

Interest income	245,027	241,644	777,711	647,686

Loss before income taxes	(1,698,384)	(1,539,495)	(6,568,534)	(5,179,424)

Provision for income taxes	—	—	900	—

Net loss	$(1,698,384)	$(1,539,495)	$(6,569,434)	$(5,179,424)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.24)	$(0.19)

Basic and diluted weighted-average common shares outstanding	27,181,003	27,774,436	26,909,205	27,996,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2018	38,966,988	$38,967	(12,253,502)	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169

Stock-based compensation	—	—	—	—	1,034,346	—	1,034,346

Exercise of stock options	499,671	500	—	—	328,090	—	328,590

Net loss	—	—	—	—	—	(6,569,434)	(6,569,434)

Balance at September 30, 2019	39,466,659	$39,467	(12,253,502)	$(18,929,915)	$95,747,666	$(39,612,547)	$37,244,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(6,569,434)	$(5,179,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,034,346	413,640
Amortization of held-to-maturity securities, net	141,362	598,464
Foreign currency exchange loss (gain), net	24,693	1,921
Changes in operating assets and liabilities:
Interest receivable	58,800	176,617
Accounts receivable	(110,807)	66,574
Income tax receivable	497,460	—
Prepaid research and development	253,446	705,836
Prepaid expenses and other current assets	(164,590)	(39,732)
Accounts payable	429,955	35,345
Accrued expenses	70,541	92,616
Deferred research and development obligation	(47,726)	51,786
Income taxes payable	—	(102,000)
Net cash used in operating activities	(4,381,954)	(3,178,357)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(37,585,548)	(39,320,144)
Proceeds from maturities of investment securities	43,953,000	40,739,000
Net cash provided by investing activities	6,367,452	1,418,856

Cash flows from financing activities
Repurchases of common stock	—	(2,304,042)
Proceeds from exercise of options	328,590	4,500
Net cash provided by (used in) financing activities	328,590	(2,299,542)
Effect of exchange rate changes on cash	(38,075)	(12,600)
Net increase (decrease) in cash and cash equivalents	2,276,013	(4,071,643)
Cash and cash equivalents at beginning of period	2,386,314	5,786,348
Cash and cash equivalents at end of period	$4,662,327	$1,714,705

Supplemental cash flow information
Cash received from income tax refund	$506,866	$—

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
For the three months ended September 30, 2019 and 2018, the Company’s revenue was generated from five and four customers, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s revenue was generated from eight and five customers, respectively. As of September 30, 2019 and December 31, 2018, the Company’s accounts receivable was from three and four customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.
The Company generates a portion of its revenues from customers that are located outside of the United States. For the three months ended September 30, 2019, the Company had three customers outside of the United States (i.e. European and Indian customers) that accounted for approximately 77.0% or $351,000 of total revenue. For the nine months ended September 30, 2019 the Company had three customers outside of the United States that accounted for approximately 73.6% or $918,000 of total revenue. For the three and nine months ended September 30, 2018, 100% of the Company’s revenue was from the United States.
As of September 30, 2019, the Company had one customer outside of the United States that accounted for approximately 79.3% or $332,000 of accounts receivable. As of December 31, 2018, 100% of the Company’s accounts receivable was from the United States.
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
The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of September 30, 2019 or December 31, 2018.
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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve months. There was no allowance for doubtful accounts as of September 30, 2019 and December 31, 2018.
Accounts receivable consist of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Billed receivable	$66,988	$193,065
Unbilled receivable	351,957	125,679
	$418,945	$318,744
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Prepaid expenses - various	$81,320	$91,725
Prepaid insurance	254,997	77,249
Prepaid taxes	551	3,027
	$336,868	$172,001
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
Accounts Payable
Accounts payable consist of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Research and development expenses	$636,428	$240,064
Legal expenses	17,283	—
Other	59,684	68,996
	$713,395	$309,060
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Employee wages and benefits	$353,552	$268,287
Research and development expenses	77,855	49,666
Other	38,710	81,623
	$470,117	$399,576

Revenue Recognition
The Company has no pharmaceutical products approved for sale at this point, and all of our revenue to date has been research revenue from third-party collaborations and government grants. The Company is expected to generate future revenue from license agreements and collaborative arrangements, which may include upfront payments for licenses or options to obtain a license, payment for research and development services and milestone payments, in the form of cash or non-cash considerations (e.g., minority equity interest).
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
We are not required to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The Company adopted a practical expedient to expense sales commissions when incurred because the amortization period would be one year or less.

Research and Development Costs
Research and development (“R&D”) costs are expensed as incurred. R&D costs are for the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.
Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$730,190	$365,689	$1,974,176	$1,316,581
Contracted services - related party	101,849	288,175	827,632	1,021,573
Personnel related costs	95,269	87,307	312,321	277,856
Facilities, overhead and other	15,884	23,637	65,456	60,279
	$943,192	$764,808	$3,179,585	$2,676,289

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
Fair Value Measurements
The Company applies fair value accounting for certain financial instruments that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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
The TCJA eliminated the corporate AMT and permits existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019, and 2020. Any AMT credit carryforwards that do not reduce regular taxes are eligible for a 50% refund in 2018 through 2020, and a 100% refund in 2021. Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable in 2018. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. As of September 30, 2019, we have received 50% or approximately $0.5 million refund for tax year 2018 and expect to receive the remaining 50% for tax years 2019 through 2021.
For the nine months ended September 30, 2019, the Company recorded a provision for income taxes of $900. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018.
Deferred tax assets as of September 30, 2019 and December 31, 2018 were approximately $6.9 million and $4.6 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of September 30, 2019 and December 31, 2018.
On June 20, 2019, the Company received a letter from the United States Internal Revenue Service (the “IRS”) informing the Company that its 2016 federal tax return was selected for examination. In August 2019, the Company had a meeting with the IRS agent and provided the IRS with all requested information. Thus far, the Company has not been informed of any assessment. As the IRS audit is still in progress, we are unable to predict when the audit will be concluded or whether any assessment will be proposed.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss) under GAAP. The Company does not have any significant transactions that are required to be reported in other comprehensive income (loss), and therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

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
For each of the three and nine months ended September 30, 2019 and 2018, the effect of the potential exercise of options to purchase 4,006,390 and 3,411,890 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements Not Adopted as of September 30, 2019
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in the first quarter of 2020. The Company is currently evaluating the impact, if any, of this newly issued guidance.
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

Note 2: Cash, Cash Equivalent, and Investments
The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and short-term and long-term investment securities by major security type as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$552,569	$—	$—	$552,569
Money Market Funds	1	4,109,758	—	—	4,109,758
Subtotal		4,662,327	—	—	4,662,327
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	30,794,626	16,862	(15,708)	30,793,472
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	1,527,865	13,712	—	1,514,153
Total		$36,984,818	$30,574	$(15,708)	$36,969,952

	December 31, 2018 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,048,272	$—	$—	$1,048,272
Money Market Funds	1	1,338,042	—	—	1,338,042
Subtotal		2,386,314	—	—	2,386,314
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	38,731,120	—	(85,321)	38,816,441
Total		$41,117,434	$—	$(85,321)	$41,202,755
_________________
Notes:
(1) Definition of the three-level fair value hierarchy:
•Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•Level 2 - Other inputs that are directly or indirectly observable in the markets
•Level 3 - Inputs that are generally unobservable
(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.
(3) Long-term investment securities will mature between 12 and 18 months, from the applicable reporting date.
(4) The premium paid to purchase held-to-maturity investment securities was $54,385 and $0 for the three months ended September 30, 2019 and 2018, respectively. The premium paid to purchase held-to-maturity investment securities was $158,548 and $205,038 for the nine months ended September 30, 2019 and 2018, respectively. The premium paid to purchase held-to-maturity investment securities was $378,681 for the year ended December 31, 2018.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company has concluded that BDI is not a Variable Interest Entity (“VIE”), because BDI has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. Additionally, Dyadic is not the primary beneficiary of BDI as Dyadic does not have the power to control or direct the activities of BDI or its operations. As a result, the Company does not consolidate its investments in BDI, and the financial results of BDI are not included in the Company’s consolidated financial results. Dyadic has fulfilled its SFA commitment, however it is and may in the future continue to provide funding to BDI for certain research and commercialization projects.

The Company performed a valuation analysis of the components of the transaction and allocated the consideration based on the relative fair value of each component. As the fair value of BDI equity interest was considered immaterial, the RSA Initial Payment of approximately USD $1.1 million (EUR €1 million) was accounted for as a prepaid research and development collaboration payment on our consolidated balance sheet, and both the collaboration payment under the RSA and the remaining SFA Commitment of USD $1 million paid by Dyadic will be expensed as the related research services are performed by BDI. BDI has completed its services under the RSA in June 2019, and the entire amount of the RSA Initial Payment was expensed. Under the SFA, there were four research projects completed and three research projects in progress, and we do not have any outstanding commitment under the SFA as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, the prepaid research and development collaboration related to BDI recorded on our consolidated balance sheets were none and approximately $0.3 million, respectively. For the three months ended September 30, 2019 and 2018, research and development expenses related to BDI were recorded as research and development - related party in our consolidated statements of operations in the amount of approximately $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2019 and 2018, research and development expenses related to BDI were recorded as research and development - related party in our consolidated statements of operations in the amount of approximately $0.8 million and $1.0 million, respectively.

Novovet and Luina Bio Sub-License Agreement
On April 26, 2019, the Company entered into a sub-license agreement (the “Luina Bio Sub-License Agreement”) with Luina Bio Pty Ltd. (“Luina Bio”) and Novovet Pty Ltd (“Novovet”). Under the terms of the Luina Bio Sub-License Agreement, the Company has granted to Novovet, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a worldwide sub-license to certain patent rights and know-how related to Dyadic’s proprietary C1 gene expression platform for the exclusive and sole purpose of commercializing certain targeted antigen and biological products for the prevention and treatment of various ailments for companion animals.

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

The Company evaluated the nature of its equity interest investment in Novovet and determined that Novovet is a Variable Interest Entity (“VIE”), because Novovet does not have sufficient equity to finance its activities without additional financial support from third party investors or lenders. However, the Company is not the primary beneficiary of Novovet as Dyadic does not have the power to control or direct the activities of Novovet that most significantly impact the VIE. As a result, the Company will not consolidate its investment in Novovet, but account for under the equity method investment, given that it has the ability to exercise significant influence, but not control, over Novovet.

As of September 30, 2019, the technology transfer of the Company’s C1 platform has not been completed and Novovet has not raised sufficient capital to support its required research and drug development activities. Therefore, the Novovet Up-Front Consideration received under the Luina Bio Sub-License Agreement, in the form of a 20% equity interest in Novovet, does not yet meet the revenue recognition criteria under ASC 606. The Company will account for its investment in Novovet and the related income under the equity method of accounting, once the transfer of its C1 technology is completed and Novovet receives adequate financing required to commence its research and development activities.

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

The Company evaluated the nature of its equity interest investment in Alphazyme and determined that Alphazyme is a Variable Interest Entity (“VIE”) due to the capital structure of the entity. However, the Company is not the primary beneficiary of Alphazyme as Dyadic does not have the power to control or direct the activities of Alphazyme that most significantly impact the VIE. As a result, the Company does not consolidate its investments in Alphazyme. The Company will account for its investment in Alphazyme under the equity method, given that it has the ability to exercise significant influence, but not control, over Alphazyme.

As of September 30, 2019, the technology transfer of the C1 platform has not completed and Dyadic has not received the Alphazyme Up-Front Consideration. Therefore, no revenue form the Alphazyme Sub-Licensing Agreement was recorded at September 30, 2019.

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
For the three and nine month ended September 30, 2019, the Company recognized approximately $13,000 in research revenue from Serum. As of September 30, 2019, the Company has approximately $70,000 in deferred revenue related to this agreement.

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
VTT Research Contract Extension
On June 28, 2019, the Company extended its research contract (“Contract”) through June 2022 with VTT Technical Research Centre of Finland Ltd. (“VTT”). Under the terms of this Contract, Dyadic will pay VTT a total of EUR €2.52 million over the next three years to continue developing Dyadic’s C1 fungal expression system for therapeutic protein production, including C1 host system improvement, glycoengineering, and management of third-party target protein projects. VTT is subject to an additional success bonus up to EUR €450,000 based on the technical targets stipulated in the Contract. Dyadic and its sublicensees will also have the right to use synthetic promoters developed by VTT with an access fee. On October 25, 2019, the Company expanded the Contract to pay an additional EUR €690,000 over the next 1.5 years to reinforce the glycoengineering work. Dyadic retains the right to terminate the Contract with 90 days’ notice.

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
As of September 30, 2019, the Company had 4,006,390 stock options outstanding and an additional 1,547,211 shares of common stock available for grant under the 2011 Plan. As of December 31, 2018, there were 3,552,890 stock options outstanding and 1,136,211 shares of common stock available for grant under the 2011 Plan.
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
The assumptions used in the Black-Scholes option pricing model for stock options granted through the nine months ended September 30, 2019 are as follows:

Risk-Free interest rate	1.69% - 2.50%
Expected dividend yield	—%
Expected stock price volatility	28.59% - 37.29%
Expected life of options	2 - 6.25 Years
Discount for lack of marketability	0.0% - 8.48%

The following table summarizes the stock option activities for the nine months ended September 30, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,552,890	$1.57	5.06	$1,149,461
Granted (1)	1,089,000	2.26
Exercised (2)	(635,500)	1.62
Expired	—	—
Canceled	—	—
Outstanding at September 30, 2019	4,006,390	$1.75	5.89	$17,556,185

Exercisable at September 30, 2019	2,764,073	$1.64	4.65	$12,408,351
_________________
Notes:
(1) Represents the following stock options granted:
•Annual share-based compensation awards on January 2, 2019, including: (a) 600,000 stock options with an exercise price of $1.87 per share granted to executives and key personnel, vesting upon grant, or one year anniversary, or vest annually in equal installments over four years, (b) 300,000 stock options with an exercise price of $1.87 per share granted to the Board of Directors, vesting 25% upon grant and the remaining 75% will vest annually in equal installments over four years, and (c) 24,000 stock options with an exercise price of $1.87 per share granted to employees, vesting annually in equal installments over four years.
•One-time awards granted on (a) January 2, 2019 of 50,000 stock options with an exercise price of $1.87 per share granted to a contractor, vesting upon one year anniversary, (b) March 7, 2019 of 15,000 stock options with an exercise price of $3.00 per share granted to a contractor, vesting upon one year anniversary, (c) June 25, 2019 of 75,000 stock options with an exercise price of $5.83 per share granted to three members of the Board of Directors, vesting upon one year anniversary, and (d) June 28, 2019 of 25,000 stock options with an exercise price of $6.26 per share granted to the Chief Financial Officer, vesting immediately.
(2) Represents the following stock options exercised:
•A total of 635,500 stock options exercised with a weighted average market price of $1.62, including (a) net share exercise of 440,000 stock options resulting in the issuance of 304,171 shares of common stock, and surrender of 135,829 shares, and (b)195,500 stock options exercised with cash payment.

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
Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$118,754	$51,887	$957,843	$356,024
Research and development	25,426	18,733	76,503	57,616
Total	$144,180	$70,620	$1,034,346	$413,640

Note 6: Shareholders’ Equity
Issuances of Common Stock
For the nine months ended September 30, 2019, there were 499,671 shares of the Company’s common stock issued as a result of the exercise of stock options with a weighted average issue price of $1.62 per share. For the nine months ended September 30, 2018, no shares were issued.

	Nine Months Ended September 30, 2019 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2019	$38,967	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169
Stock-based compensation	—	—	309,563	—	309,563
Net loss	—	—	—	(2,175,258)	(2,175,258)
March 31, 2019	38,967	(18,929,915)	94,694,793	(35,218,371)	40,585,474
Stock issued	398	—	148,782	—	149,180
Stock-based compensation	—	—	580,603	—	580,603
Net loss	—	—	—	(2,695,792)	(2,695,792)
June 30, 2019	39,365	(18,929,915)	95,424,178	(37,914,163)	38,619,465
Stock issued	102	—	179,308	—	179,410
Stock-based compensation	—	—	144,180	—	144,180
Net loss	—	—	—	(1,698,384)	(1,698,384)
September 30, 2019	$39,467	$(18,929,915)	$95,747,666	$(39,612,547)	$37,244,671

	Nine Months Ended September 30, 2018 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2018	$38,937	$(16,625,873)	$93,913,557	$(27,351,357)	$49,975,264
Stock repurchased	—	(374,820)	—	—	(374,820)
Stock-based compensation	—	—	269,596	—	269,596
Net loss	—	—	—	(2,043,292)	(2,043,292)
March 31, 2018	38,937	(17,000,693)	94,183,153	(29,394,649)	47,826,748
Stock-based compensation	—	—	73,425	—	73,425
Net loss	—	—	—	(1,596,637)	(1,596,637)
June 30, 2018	38,937	(17,000,693)	94,256,578	(30,991,286)	46,303,536
Stock repurchased		(1,929,222)		—	(1,929,222)
Stock-based compensation	—		70,619	—	70,619
Stock issued	30	—	4,470		4,500
Net loss	—	—	—	(1,539,495)	(1,539,495)
September 30, 2018	$38,967	$(18,929,915)	$94,331,667	$(32,530,781)	$42,909,938

Stock Repurchase Programs
On February 16, 2016, the Board of Directors authorized a one-year stock repurchase program, under which the Company was authorized to repurchase up to $15,000,000 of its outstanding common stock (the “2016 Stock Repurchase Program”). The 2016 Stock Repurchase Program ended on February 15, 2017.
On August 16, 2017, the Board of Directors authorized a new one-year stock repurchase program, under which the Company may repurchase up to $5,000,000 of its outstanding common stock (the “2017 Stock Repurchase Program”). On August 6, 2018, the Board of Directors authorized an extension of this stock repurchase program through August 15, 2019. The 2017 Stock Repurchase Program ended on August 15, 2019.
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
2016 Stock Repurchase Program:
January through February 2017	7,863,980	1.58	12,448,283	7,863,980	$2,551,717

2017 Stock Repurchase Program:					$5,000,000
September through December 2017	381,607	1.41	537,661	381,607	$4,462,339
January through August 2018	1,644,325	1.40	2,304,042	1,644,325	$2,158,297
Total open market and privately negotiated purchases	14,390,254	$1.52	$21,814,530	12,253,502

Treasury Stock
As of September 30, 2019 and December 31, 2018, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 7: Subsequent Events
For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through November 13, 2019, the date the consolidated financial statements were available to be issued. Management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.
On November 12, 2019, the Company entered into an amendment (the “Amendment”) to the Employment Agreement between the Company and Mark A. Emalfarb, dated as of June 16, 2016, as previously amended (the “Agreement”). The Amendment contains a technical correction clarifying the exercise period and date of grant of certain stock awarded, or to be awarded, to Mr. Emalfarb.

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
After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines and drugs (such as virus-like particles (VLPs) and antigens), monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, and other therapeutic enzymes and proteins. The Company is aiming to develop such products as innovative vaccines and drugs, biosimilars and/or biobetters. Additionally, in early 2018, we began to conduct certain funded research activities to further understand if, or how the C1 technology may be applied for use in developing and manufacturing certain metabolites. The initial data from this metabolite project, where the Phase I data milestone was achieved, demonstrated that C1 has the potential to be engineered to produce certain metabolites. The Company is evaluating if, and how it may further develop and commercialize this potential metabolite product which may include the Company fully funding this on its own, or in collaboration with third parties.

Recent Developments
The Company continues to develop relationships with business and research partners in the biopharmaceutical industry. In the first nine months of 2019, the Company entered into new proof of concept research collaborations with four top 25 biopharmaceutical companies to express different types of biologic vaccines and drugs of interest for human and animal health application. In addition, the Company initiated four new internally funded research projects, including engineering C1 to explore the potential of C1 to express adeno-associated viral (AAV) vectors which are widely used in gene therapy and are in high demand and short supply, and to explore the development and commercialization of one or more secondary metabolites.

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

The Company evaluated the nature of its equity interest investment in Novovet and determined that Novovet is a Variable Interest Entity (“VIE”), because Novovet does not have sufficient equity to finance its activities without additional financial support from third party investors or lenders. However, the Company is not the primary beneficiary of Novovet, as Dyadic does not have the power to control or direct the activities of Novovet that most significantly impact the VIE. As a result, the Company will not consolidate its investment in Novovet, but account for under the equity method investment, given that it has the ability to exercise significant influence, but not control, over Novovet.

As of September 30, 2019, the technology transfer of the Company’s C1 platform has not been completed and Novovet has not raised sufficient capital to support its required research and drug development activities. Therefore, the Novovet Up-Front Consideration received under the Luina Bio Sub-License Agreement, in the form of a 20% equity interest in Novovet, does not yet meet the revenue recognition criteria under ASC 606. The Company will account for its investment in Novovet and the related income under the equity method of accounting, once the transfer of its C1 technology is completed and Novovet receives adequate financing required to commence its research and development activities.

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

As of September 30, 2019, the technology transfer of the C1 platform has not completed and Dyadic has not received the Alphazyme Up-Front Consideration. Therefore, no revenue form the Alphazyme Sub-Licensing Agreement was recorded at September 30, 2019.

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
VTT Research Contract Extension
On June 28, 2019, the Company extended its research contract (“Contract”) through June 2022 with VTT Technical Research Centre of Finland Ltd. (“VTT”). Under the terms of this Contract, Dyadic will pay VTT a total of EUR €2.52 million over the next three years to continue developing Dyadic’s C1 fungal expression system for therapeutic protein production, including C1 host system improvement, glycoengineering, and management of third-party target protein projects. VTT is subject to an additional success bonus up to EUR €450,000 based on the technical targets stipulated in the Contract. Dyadic and its sublicensees will also have the right to use synthetic promoters developed by VTT with an access fee. On October 25, 2019, the Company expanded the Contract to pay an additional EUR €690,000 over the next 1.5 years to reinforce the glycoengineering work. Dyadic retains the right to terminate the Contract with 90 days’ notice.
C1 Platform and Collaboration Update

•Through our continued collaboration with VTT, the Company has generated more data on C1 cell line development that exceeded initial expectations on several fronts, including in certain cases the pace of development and level of protein productivity, stability and structure. This was demonstrated recently by the very high expression level reached of a full-length monoclonal antibody (mAb) of 22 grams per liter in seven days.
•With regard to the ZAPI program, we demonstrated further success with fermentation results of the ZAPI antigen against the Schmallenberg virus (SMV) with a yield of 1,780 mg/l (time point 121h) or 17 times the initially stated expression level. The high productivity level reached with C1 expressed SMV antigen has significant contribution to the next step of animal trails as well as to achieve the goal of ZAPI project, which is to produce a sufficient number of doses quickly, at low cost and reduced fermentation capacity.
•On August 12, 2019, Dyadic signed a fully funded research collaboration with a top tier pharmaceutical company to express three different types and classes of proteins for human health. Under the terms of the agreement, Dyadic will apply its proprietary and patented C1 gene expression platform to express three different types of proteins to be evaluated by our collaborator for its potential use in their research and commercial projects.

•On October 28, 2019, Dyadic entered into a fully funded collaboration with one of the leading animal health companies to demonstrate the C1 technology for expression and production of therapeutic proteins for companion and farm animal health diseases. Dyadic will apply its proprietary and patented C1 gene expression platform to express three different types of proteins to be evaluated by our collaborator for its potential use in their research and commercial projects.

•On October 28, 2019, Dyadic expanded an existing research collaboration with a top tier animal health company to express one additional protein.

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
We are not required to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
The Company adopted a practical expedient to expense sales commissions when incurred because the amortization period would be one year or less.

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

Results of Operations
Three and Nine Months Ended September 30, 2019 Compared to the Same Periods in 2018

Revenue and Cost of Revenue
The following table summarizes the Company’s revenue and cost of research and development revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$454,507	$262,960	$1,247,908	$608,576
Cost of research and development revenue	$384,803	$243,406	$1,034,934	$519,331

The increase in revenue and cost of research and development revenue for the three months ended September 30, 2019 reflect five on-going research collaborations compared to four collaborations for the same period a year ago. The increase in revenue and cost of research and development revenue for the nine months ended September 30, 2019 reflect eight on-going research collaborations compared to five collaborations for the same period a year ago.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.
Research and development expenses for the three months ended September 30, 2019 increased to approximately $841,000 compared to $477,000 for the same period a year ago. The increase primarily reflects the costs of additional internal research projects.
Research and development expenses for the nine months ended September 30, 2019 increased to approximately $2,352,000 compared to $1,655,000 for the same period a year ago. The increase primarily reflects the costs of additional internal research projects.
Research and development expenses - related party, for the three months ended September 30, 2019, was approximately $102,000 compared to $288,000 for the same period a year ago. The decrease primarily reflects the reduced cost incurred in connection with the Research Service Agreement with BDI, which was completed in June 2019.
Research and development expenses - related party, for the nine months ended September 30, 2019, was approximately $828,000 compared to $1,022,000 for the same period a year ago. The decrease primarily reflects the reduced cost incurred in connection with the Research Service Agreement with BDI, which was completed in June 2019.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2019, increased 3.1% to approximately $1,056,000 compared to $1,024,000 for the same period a year ago. The increase principally includes increases in noncash share-based compensation expenses of $67,000, accrued annual bonuses and incentives for employees of $86,000, insurance and other costs of $86,000, and business development and investor relations costs of $28,000, offset by reductions in executive compensation costs, including the separation of the Company's former CFO, of $171,000 and SEC registration and NASDAQ uplisting expenses of $63,000.
General and administrative expenses for the nine months ended September 30, 2019, increased 34.5% to approximately $4,355,000 compared to $3,238,000 for the same period a year ago. The increase principally includes increases in noncash share-based compensation expenses of $640,000 related to stock options granted in 2019 and options vested upon the April 2019 uplisting to the NASDAQ, accrued annual bonuses and incentives for employees of $257,000, SEC registration and NASDAQ uplisting expenses of $244,000, business development and investor relations costs of $159,000, and insurance costs and others of $89,000, offset by reductions in executive compensation costs, including the separation of the Company's former CFO, of $273,000.
Interest Income

Interest income for the three months ended September 30, 2019, increased 1.2% to approximately $245,000 compared to $242,000 for the same period a year ago. The increase reflects higher yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Interest income for the nine months ended September 30, 2019, increased 20.1% to approximately $778,000 compared to $648,000 for the same period a year ago. The increase reflects higher yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Net Loss
Net loss for the three months ended September 30, 2019 was approximately $1,698,000 compared to $1,539,000 for the same period a year ago.
Net loss for the nine months ended September 30, 2019 was approximately $6,569,000 compared to $5,179,000 for the same period a year ago.

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
At September 30, 2019, cash and cash equivalents were approximately $4.7 million compared to $2.4 million at December 31, 2018. The carrying value of investment grade securities, including accrued interest at September 30, 2019 was approximately $32.5 million compared to $39.1 million at December 31, 2018.
Net cash used in operating activities for the nine months ended September 30, 2019 of approximately $4.4 million was principally attributable to a net loss of $6.6 million, partially offset by share-based compensation expense of approximately $1.0 million, changes in tax receivable of approximately $0.5 million, changes in other operating assets and liabilities of approximately $0.5 million, and amortization of held-to-maturity securities and foreign currency exchange gain of approximately $0.2 million.
Net cash used in operating activities for the nine months ended September 30, 2018 of approximately $3.2 million was principally attributable to a net loss of $5.2 million, partially offset by changes in operating assets and liabilities of approximately $1.0 million, share-based compensations expense of approximately $0.4 million and amortization of held-to-maturity securities of approximately $0.6 million.
Net cash provided by investing activities for the nine months ended September 30, 2019 was approximately $6.4 million compared to net cash provided by investing activities of $1.4 million for the nine months ended September 30, 2018. Cash flows from investing activities in 2019 and 2018 were primarily related to proceeds from maturities and purchases of investment grade debt securities.

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $0.3 million compared to net cash used in financing activities of $2.3 million for the nine months ended September 30, 2018. Cash flows from financing activities in 2019 were primarily related to proceeds from exercise of options. Cash flows from financing activities in 2018 were primarily related to repurchases of common stock.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d- 15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no changes to our risk factors from those disclosed in our Form 10-K for the 2018 fiscal year filed on March 27, 2019 and our 10-Q filed on May 9, 2019.

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

Item 6.	Exhibits
Following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
10.1	Sub-License Agreement among Dyadic International (USA), Inc., Luina Bio Pty Ltd. and Novovet Pty Ltd, dated April 26, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***]	8-K	10.1	May 2, 2019
10.2	Shareholders Agreement among Dyadic International (USA), Inc., JCL Biologics Pty Ltd and Novovet Pty Ltd, dated April 26, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***]	8-K	10.2	May 2, 2019
10.3	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***]	8-K	10.1	May 8, 2019
10.4	Research and Commercialization Collaboration Agreement with Serum Institute of India Pvt,. Ltd., dated May 7, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***].	8-K	10.1	May 8, 2019
10.5	Commission Contract with VTT Technical Research Centre of Finland Ltd., dated June 28, 2019. Specific items in this exhibit have been redacted, as marked by three asterisks [***]	8-K	10.1	July 5, 2019
10.6	Second Amendment to Mark Emalfarb Employment Agreement, dated Nov 12, 2019	8-K	10.1	November 13, 2019
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

November 13, 2019	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2019	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)