Form 10-K
period 2019-12-31
DYADIC INTERNATIONAL INC
filed 2020-03-30
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.             Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).           Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (27,111,157 shares) computed by reference to the closing price of $6.26 as reported on the NASDAQ Stock Markets on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $169.7 million. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2020, the registrant had 27,359,157 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Information (other than historical facts) set forth in this Annual Report contains forward-looking statements within the meaning of the Federal securities laws, which involve many risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Such forward-looking statements are included under Item 7 “Management’s Discussion and Analysis”. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Forward-looking statements involve many risks, uncertainties or other factors within and/or beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of the C1 gene expression platform; (9) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd; (10) speculative nature and illiquidity of equity securities received as consideration from sub-licenses; (11) our expectations concerning the impact of the novel coronavirus identified as “COVID-19” on our operating results; and (12) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Annual Report. We caution you that the foregoing list of important factors is not exclusive. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a highly regulated, competitive and rapidly changing environment. Our competitors have far greater resources, infrastructure and market presence than we do which makes it difficult for us to enter certain markets, and/or to gain or maintain customers. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Annual Report which could have a material adverse effect on our business, results of operations and financial condition.
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
Overview
Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our” or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and currently two research organizations performing services under contract to Dyadic in Finland and Spain. Over the past two decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly Myceliophthora thermophila) fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.

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

After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines and drugs, such as virus-like particles (VLPs), protein antigens, monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is aiming to develop products such as innovative vaccines and drugs, biosimilars and/or biobetters.

Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. Prior to the Company’s uplisting to the NASDAQ, the Company’s common stock traded on the OTCQX market.

Our Technology
The Company believes that the C1 cell line is unique compared to traditional filamentous fungal cells, and the C1 gene expression platform has the potential to be used in the discovery, development and manufacturing of biologic medicines and vaccines, given its anticipated competitive advantages compared to certain other leading pharmaceutical expression systems, such as CHO (“Chinese Hamster Ovary”) cells. Specifically, the C1 cell line has:

•A unique morphology which translates into better growth conditions and very high secreted protein yield and has been used in industrial production for 20 years at up to 500,000-liter scale.
•Several significant potential operational advantages include:
◦High productivity and low-cost synthetic media for the upstream fermentation steps;
◦Potential for greater protein yield for certain downstream processing steps due to the high purity of secreted proteins;
◦No virus-like particles or virus carryover from production cells thus eliminating the two purification steps typically involved in CHO production; and
◦Low pH viral inactivation and virus nano filtration.
•Wide pH and temperature operating conditions which has the potential to translate into more reliable and robust production processes.
•Shorter production cycle times than CHO which translates into the following time savings:
◦A significant reduction in the duration of the inoculation steps in comparison to CHO can be achieved with C1 fermentation;
◦Fermentation cycle time of 5-7 days which is one-half (1/2) to one-third (1/3) of the typical fermentation production time of CHO.
•C1’s unique glycan structure is expected to facilitate more rapid glycoengineering work than that of yeast and other fungi that create cell lines having human types of N-Glycan pattern. This advantage has already enabled us to reach important milestones towards our goal to develop cell lines having human types of defined glycans structure, including Man3, G0, G0F, G2 and G2F.

Competition
We believe our C1 gene expression platform has the potential to become a viable alternative to certain of the leading expression systems currently used in the biopharmaceuticals industry to produce vaccines, monoclonal antibodies, and other therapeutic proteins. C1 has some inherent benefits and potential competitive advantages compared to some of the industry standard expression systems for biologics such as CHO cells, E. coli, Pichia, and Baculovirus as discussed below:

•Mammalian cells: They are currently the preferred hosts for most complex protein therapeutics due mainly to their ability to produce proteins with human-like glycosylation. This market is dominated by CHO cells. Disadvantages include the relatively longer time required for cell line development, and fermentation, expensive media and comparably low protein yields.
•Bacterial: Bacteria such as E. coli are currently the easiest, cheapest, and quickest method for recombinant protein expression and are often used in laboratory settings as well as commercial production of certain non-glycosylated proteins. However, they produce toxic and pyrogenic cell wall components that may make them less suitable for the production of pharmaceutical or food components.
•Yeast: In contrast to bacteria, yeast, such as Pichia, do not produce potentially toxic and pyrogenic cell wall components. Further, the genetic tools for yeast development are advanced and enable continued engineering of new strains that may become more suitable than CHO cell lines. Disadvantages include the comparably lower protein yields than C1 and hyper-glycosylation.
•Insect cells: Insect cells offer protein expression with posttranslational modifications similar to mammalian cells, ease of scale-up, and simplified cell growth readily adapted to high-density suspension culture for large-scale expression. Baculovirus expression systems are used for producing recombinant protein, especially for vaccine antigens. Disadvantages include the comparably lower protein yields than C1.

We believe that our C1 technology has the potential to become an alternative gene expression platform to CHO, E.coli, yeast, insect cells, and other organisms currently in use for developing and manufacturing protein-based biologics because of C1’s potential speed of development, higher protein yields, and low production costs, among other potential benefits.

Our Industry and Markets
Based on research results from our collaborations and our ongoing discussions with leading pharmaceutical and biotech companies, contract manufacturing organizations (CMOs), leading academic institutions, as well as U.S. and foreign governmental agencies, we continue to believe that the biopharmaceutical market is an attractive opportunity to apply the C1 technology. The Company continues to evaluate potential opportunities to expand the application of our C1 technology, and is currently focused on penetrating the biologics market in the following segments:

•Recombinant vaccines market for animal health
•Recombinant vaccines market for human health
•New innovative biotherapeutics
•Biosimilars / Biobetters non-Glycosylated protein market
•Biosimilars / Biobetters Glycosylated protein market
•Metabolites / Primary and Secondary
•Diagnostic

The use of biologic medicines, such as antibodies, is growing significantly. However, biologic medicines are very expensive for both patients and health care systems, and the Company believes that such high cost is in part the result of the following bottlenecks in the development and manufacture of biologic medicines:
•Low yielding and often slower gene expression systems currently used by the biopharmaceutical industry
•Expensive, often royalty stacked, cell-media in the case of CHO cell lines
•Long production time in the case of stable CHO cell lines
•Previous underfunded development efforts for a more efficient next-generation gene expression system
•The biopharmaceutical industry’s reluctance to utilize certain advances to develop next-generation gene expression systems for bio-manufacturing, such as application of cutting-edge synthetic biology, metabolic and glyco-engineering tools to generate more productive microorganisms with differentiating properties

The Company believes that the biopharmaceutical industry may benefit from a next-generation expression platform that is safe, reliable, productive and cost effective as such platform would facilitate the production of more affordable biologic medicines in larger volumes using smaller fermentation vessels. The Company also believes that by further engineering our C1 technology it will have the potential to be an alternative to CHO and other expression systems for certain biologic vaccines, drugs and other biologic products.
Potential Opportunity to Use C1 in Drug Discovery and Early Development Process

While our focus has been and remains on developing stable C1 cell lines to speed up the development, lower production costs, improve the performance of biologic vaccines and to develop drugs at flexible commercial scales, we have identified biologics drugs discovery and early development process as one area where C1 also may add value based on our discussions with various pharmaceutical and biotech companies. This area includes the biologics drug discovery and early development process requires sufficient levels of proteins to be expressed as quickly as possible in order to identify new drug candidates within a limited time. Currently, HEK 293 cells (human embryonic kidney cells) are commonly used for this application. Given that C1 cells have demonstrated the capability to express and produce comparable and even larger quantities of protein than HEK 293 cells, we believe that C1 has the potential to help overcome certain protein expression challenges in the biologics drug discovery and development stages. We have had discussion with third parties, including our existing collaborators, to identify additional avenues to potentially adapt our C1 technology for this application.

Sub-licensing Agreements
Novovet and Luina Bio Sub-License

On April 26, 2019, the Company entered into a sub-license agreement (the “Luina Bio Sub-License Agreement”) with Luina Bio Pty Ltd. (“Lunia Bio”) and Novovet Pty Ltd (“Novovet”). Under the terms of the Luina Bio Sub-License Agreement, the Company granted to Novovet, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a worldwide sub-license to certain patent rights and know-how related to Dyadic’s proprietary C1 gene expression platform for the exclusive and sole purpose of commercializing certain targeted antigen and biological products for the prevention and treatment of various ailments for companion animals.

In consideration of the license granted pursuant to the Luina Bio Sub-License Agreement, Dyadic received a 20% equity interest in Novovet (“Novovet Up-Front Consideration”) in accordance with the terms of Novovet’s Shareholder Agreement, and will receive a percentage of royalties on future net sales and non-sales revenue, if any, which incorporates Dyadic’s proprietary C1 gene expression platform.

To date Novovet has not raised the capital required to move this opportunity forward, and therefore, the Company has not transferred its C1 technology to Novovet.

Alphazyme Sub-License

On May 5, 2019, the Company entered into a sub-license agreement (the “Alphazyme Sub-License Agreement”) with Alphazyme, LLC (“Alphazyme”). Under the terms of the Alphazyme Sub-License Agreement, the Company granted to Alphazyme, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a sub-license to certain patent rights and know-how related to Dyadic’s proprietary C1 gene expression platform for the purpose of commercializing certain pharmaceutical products that are used as reagents to catalyze a chemical reaction to detect, measure, or be used as a process intermediate to produce a nucleic acid as a therapeutic or diagnostic agent.

In consideration of the license granted pursuant to the Alphazyme Sub-License Agreement, Dyadic will receive a 7.5% ownership interest in Alphazyme (“Alphazyme Up-Front Consideration”) upon the successful transfer of C1 technology, additional milestone payments and a percentage of royalties on net sales, if any, which incorporate Dyadic’s proprietary C1 gene expression platform. The Alphazyme Sub-License Agreement has an initial exclusivity period of 18 months (“Exclusivity Period”) beginning on the date the technology transfer has been completed. Following the Exclusivity Period, the sub-license will be nonexclusive. At any time prior to the expiration of the Exclusivity Period, Alphazyme has the option to extend the Exclusivity Period for an additional twelve (12) months in return for an additional 2.5% ownership interest in Alphazyme. A portion of the technology transfer has been completed. However, Alphazyme has not signed off on the remaining portion of the technology. Efforts to complete the last step of their internal qualification of C1 has been delayed partly due to the travel restriction under the COVID-19 pandemic.

Our Research Partners and Contract Research Organizations (CROs)
Currently, the Company is conducting its C1 platform research programs at the following two contract research organizations:

(1) Research and Development Agreement with VTT Technical Research Centre of Finland, Ltd (“VTT”)

Since September 2016, the Company has been working with VTT Technical Research Centre of Finland, Ltd, a third-party contract research organization, to further modify and improve the Company’s C1 technology to ensure a safe and efficient expression system for use in speeding up the development and lowering the cost of manufacturing pharmaceutical products and processes. VTT is one of the leading research and technology organizations in Europe, and it has conducted research and development on fungi and other microorganisms for more than three decades. We believe that VTT has the required skills and experience in fungal strain development to help us further develop our C1 technology and achieve our goal and objectives.

On June 28, 2019, the Company extended its research and development agreement with VTT through June 2022. Under the terms of the extended agreement, the Company will pay VTT a total of EUR €2.52 million over the next three years to continue developing Dyadic’s C1 fungal expression system for therapeutic protein production, including C1 host system improvement, glycoengineering, and management of third-party target protein expression projects. VTT is entitled to an additional success bonus up to EUR €450,000 based on the technical targets stipulated in the extended agreement. Meanwhile, Dyadic entered into a license agreement with VTT which granted Dyadic and its sublicensees the right to use synthetic C1 promoters developed by VTT, for an access fee. On October 25, 2019, the Company expanded the agreement with VTT to pay an additional EUR €690,000 over the next 1.5 years to reinforce its glycoengineering work. Dyadic retains the right to terminate the agreement with 90 days’ notice.

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

The R&D Agreements provided a framework under which the parties engaged in a research and development collaboration encompassing several different projects over approximately a two-year period, with a focus on advancing Dyadic’s proprietary C1 technology in the development of next-generation biological vaccines and drugs. The goal of these projects was to leverage the BDI team’s previous C1 gene expression and industrial fermentation scale-up and commercialization experience with yeast and filamentous fungi processes to further advance Dyadic’s proprietary C1 technology with the potential to commercialize certain biopharmaceutical product(s). All data and products developed from the funded research projects will be owned by Dyadic. BDI also conducted gene expression and media development work coupled with fermentation optimization to improve the C1 technology’s production process for manufacturing vaccines, antibodies as well as therapeutic enzymes and proteins. Additionally, BDI conducted research and development on our behalf to express and produce a variety of C1-based biologic products to demonstrate C1’s capabilities and to identify potential animal and human pharmaceutical products that could be out licensed to third parties for commercialization. Those proteins included mAbs, Fc-Fusion constructs, Bi-specific antibodies, Fabs, VLP and other proteins.

Upon closing of the BDI transaction, the Company paid EUR €1 million in cash to engage BDI to develop designated C1 based product candidates and further improve the C1 manufacturing process, in consideration of which Dyadic also received a 16.1% equity interest in BDI Holdings and a 3.3% equity interest in VLPbio. BDI was obligated and did spend a minimum amount of EUR €936,000 over two years in the conduct of the research and development project under the RSA. If the research and development activities produce a product that is selected by Dyadic for additional development and commercialization and BDI agrees to enter into an agreement with Dyadic for such additional development and commercialization, Dyadic expects to share with BDI a range of between 50% and 75% of the net income from such selected product, depending upon the amount of BDI’s aggregate spend in the development of the selected product, with a minimum aggregate spend by BDI of EUR €1 million for a 50% share and EUR €8 million for a 75% share. If BDI does not enter into an agreement with Dyadic for such additional development and commercialization of the selected product, then Dyadic will pay to BDI the first EUR €1.5 million of the net income from Dyadic’s commercialization, if any, of the selected product. In addition, under the SFA, Dyadic was obligated to purchase from BDI at least USD $1 million (the “SFA Commitment”) in contract research services specified by Dyadic over two years following the closing of the BDI transaction.

As of December 2019, BDI has completed its services and the Company has fulfilled its funding obligation under the SFA Commitment. All research projects under the R&D Agreements were completed. Subsequent to the completion of the RSA, the Company has engaged BDI to conduct certain other research activities on its behalf and anticipates continuing do to so from time to time.

Our Research and Development (“R&D”) Programs
The Company’s current research and development activities are focused on the following biopharmaceutical programs:

(1) Internal Research Programs

C1 Production Host Improvement Programs

The Company has research and development agreements with VTT and others to further improve its C1 technology to become an even more robust, versatile and efficient therapeutic protein production platform which may be used to help bring biologic vaccines and drugs to market at lower cost with potentially improved performance. Ongoing projects include, among other things: (i) improving the genome sequence-accuracy for the application of system biology tools, (ii) improving the C1 genetic tools, (iii) further reducing the background protease(s) levels by identifying and deleting certain protease genes and/or modifying C1 fermentation processes, (iv) developing high expression C1 cell lines by genetic modifications where one or more specific integration sites are being used to increase productivity and to what we expect will help with future regulatory approvals, and (v) modifying the glycosylation pathway of C1 cells in order for C1 to express certain mAbs and other proteins with mammalian like glycosylation structures and to eliminate or modify certain unwanted glycan structures such as O-glycosylation.

We have made certain improvements to our C1 technology platform through our collaborations with VTT, BDI and through our other research projects.

•Data demonstrating C1’s capability to express a variety of vaccines and therapeutic proteins including monoclonal antibodies (mAbs), Fab antibody fragments, Fc-Fusion proteins, and difficult-to-express genes such as virus-like particles (VLPs), Bi-Specific antibodies, and antigens, at a higher productivity level than other gene expression platforms.
•Data from a large pharma collaborator demonstrating that the binding kinetics of mAbs produced from C1 are virtually indistinguishable from the binding kinetics of reference mAbs which were produced in CHO cells.
•Expressed a third party bi-specific antibody which was assayed by the third party in an in vitro cellular activity assay which indicated that dose response curves for the C1 expressed bi-specific antibody were very similar to the CHO expressed bi-specific antibody.
•Expressed a third party monoclonal antibody which was assayed by a third party who reported that the neutralizing activity assay demonstrated great similarity between C1-produced mAb and CHO-produced mAb.
•Generated C1 strains that have lower background protease activity, while remaining healthy and viable.
•Created a C1 protease expression library to quickly identify and eliminate protease genes to improve protein stability and productivity.
•Developed and used a variety of novel genetic elements as well as molecular and metabolic engineering tools that can be used in biologic vaccine and drug development and manufacturing.
•Demonstrated that C1 can be grown not only in stainless steel fermenters, but also in single use bioreactors (SUBs). We conducted multiple bioreactor experiments using a 50L XDR-50MO Single Use GE bioreactor which showed that the expression level (productivity of 9.2 g/l for an early Certolizumab process) was virtually identical to the productivity achieved in the Stainless-Steel Bioreactor.
•Improved C1 fed batch fermentation process with low cost defined media, as compared to the expensive, complex growth media being used with CHO cells. Continued optimizing both the media and the fermentation process to further increase mAb and other protein yields and productivity.
•Achieved higher productivity levels than objectives for several target proteins that were developed for 3rd parties.

Glycosylated Therapeutic Programs

The Company’s longer-term objective, which is ongoing and requires substantially more time and capital is to apply the C1 technology for the large therapeutic glycoprotein market. We believe that the rapid advances being made in genomics and synthetic biology, make the C1 fungal cell line a promising candidate to further engineer glycosylation pathways: (i) to produce therapeutic proteins having human like glycoforms structures such as G0, G2, G0F, and G2F; (ii) to reduce or eliminate O-glycosylation; and (iii) to create potentially improved immunogenicity in the case of vaccines.

The initial steps to develop C1 strains that produce mAbs with mammalian-like glycosylation are progressing at VTT. So far, we have achieved human-like glycan structure site occupancy level of approximately 95% for G0 and approximately 76% for G2. In addition to G0, only Man3 and GlcNAcMan3 remain in the glycan pattern. The next step is to reach C1 cell lines that produce proteins with G0F and G2F glycan structures. Based on research results we have to date, the Company believes that our C1 technology has the potential to become a useful platform for the development and production of therapeutic glycoproteins with human-like or potentially even superior glycan structures. We believe that, if successful, the glycoengineering of C1 cells may help to position the C1 technology to be an important production platform for developing and manufacturing glycosylated antibodies and other glycoproteins. These initial glycoengineered C1 cells have to date shown reduced gene expression levels when compared to the non-glycoengineered C1 cells. Several approaches are now being applied to reach our main goal – the production of therapeutic proteins by C1 having human-like glycoforms structure at high levels.

Although we have made substantial progress working with VTT since September 2016, there remains additional work and data needed to develop our C1 technology into a potentially safe and efficient expression system for use in speeding up the development and lowering the cost of animal and human biologic vaccines and drugs.

(2) Animal Health Programs

Biologic Vaccines Programs - ZAPI

We continued our participation in the ZAPI vaccination program. ZAPI (www.zapi-imi.eu) is a research and development project funded as part of IMI EU program (Zoonoses Anticipation and Preparedness Initiative (ZAPI project; IMI Grant Agreement n°115760)), with the assistance and partial financial support of IMI and the European Commission, and in-kind contributions from EFPIA partners. This project aims to develop a suitable platform for the rapid development and production of vaccines and protocols to fast-track registration of product developed to combat pandemic Zoonotic diseases that have the potential to affect human and animal populations.

We believe that our efforts to demonstrate C1’s ability to express antigens at target levels set by the ZAPI consortium have been met or exceeded. For example, we were asked to focus on expressing a specific antigen against the Schmallenberg virus (SBV), and the data obtained so far has indicated promising high expression levels of this antigen which we anticipate will be transferred to other groups within ZAPI who may carry out additional animal trials. Although the target expression level of the antigen against the Schmallenberg virus (SBV) was stated by ZAPI at the beginning of the project to be 100 mg/l, we have been able to demonstrate C1 expression levels of this antigen at approximately 17 times (17X) that level or approximately 1780 mg/l. In addition, the ELISA and Western Blot’s analysis of the results confirmed that the C1-expressed protein has similar performance as antigen produced by baculovirus and it was correctly folded. The high productivity level reached with the C1 expressed SBV antigen has significantly contributed to the recent ZAPI animal trials as well as to the achievement of one of the goals of the ZAPI project, which is to produce a sufficient number of vaccination doses quickly, at low cost using reduced fermentation capacity.

The Company’s C1-expressed antigens were tested in mice and cattle studies within the ZAPI project, and the resulting data indicated that the C1 technology produced antigen generated an immune response in both mice and cattle that protected the animals and showed no negative effects on the health of animals without any clinical signs of disease. We anticipate that more immunogenicity and safety testing will be conducted within the ZAPI project in the future. As a result, ZAPI expanded the scope of Dyadic’s involvement in the program, and provided additional funding from the ZAPI consortium in support of production of the two additional targets.

Other Animal Health Projects and Collaborations

In 2019, we entered into two animal health collaborations with two of the top four leading animal health companies to use the C1 technology for expression and production of therapeutic proteins for companion and farm animal diseases. On October 28, 2019, we expanded one of the above research collaborations to express one additional protein.

Under these collaborations, Dyadic will apply its proprietary and patented C1 gene expression platform to express different types of proteins to be evaluated by our collaborators for potential use in their research and commercial projects.

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

This project provides us with an opportunity to work with a renowned organization, aiming to integrate our C1 gene expression platform into an end to end product development and manufacturing capability to produce biologics, and if possible, to get some of these biologics through the regulatory approval process. All of the collaboration work is performed at IIBR’s laboratories using their in-house resources.

Through this collaboration with the IIBR, a proprietary IIBR Fc-fusion enzyme known as Acetyl Choline Esterase enzyme, has been expressed using our C1 technology. This Acetyl Choline Esterase enzyme has previously been shown to provide certain countermeasures against nerve agents such as sarin and VX gas which are toxic and rapidly acting chemical warfare agents. The recombinant IIBR Fc-fusion enzyme, produced in HEK293 cells, has been shown to provide longer lasting protection than the common Acetyl Choline Esterase.

(4) Sanofi-Aventis Program

In September 2018, we entered into a funded proof of concept research collaboration with Sanofi-Aventis Deutschland GmbH, a company of the Sanofi group, one of the World’s top tier biopharmaceutical companies. This research collaboration is to apply our C1 platform to express multiple types of therapeutic compounds to overcome specific gene expression challenges and to further demonstrate the potential of C1 to become a platform of choice for manufacturing protein-based vaccine and biologic drugs.

We have completed our tasks under the research collaboration plan, and C1 was successful in expressing more than half of the seven proteins at or above the production level goals initially set by Sanofi-Aventis. Sanofi-Aventis is in the process of evaluating the expression results the expressed proteins and their analytical data, and we are in discussion with them regarding next steps.
(5) Research and Commercialization Collaboration with Serum Institute of India

On May 7, 2019, the Company entered into a research and commercialization collaboration with Serum Institute of India Pvt., Ltd (“Serum”). Under the terms of this collaboration, Serum anticipates applying Dyadic’s C1 technology to express up to twelve (12) antibodies and vaccines and will undertake commercially best efforts to fully develop and commercialize the proteins expressed from Dyadic’s C1 technology. Dyadic has agreed to grant Serum the option to obtain an exclusive commercial sub-license for up to twelve (12) proteins in return for certain research funding, milestone payments and royalties for fifteen (15) years from the date of the first commercial sale. Currently, we are working on re-expressing those antibody genes provided by Serum that have already been expressed in earlier generations of C1 cells, by using one or more of the emerging glycoengineered C1 cell lines in order to allow Serum to carry out further purification and analytical tests to reach the quality attributes that are necessary for clinical trials and commercial manufacturing.

(6) Potential Commercialization Program at BDI

Under our collaboration program with BDI, BDI was able to express a Virus Like Particle (VLP) and a basket of therapeutic proteins that are commonly used as animal and human vaccines and drugs, either glycosylated or non-glycosylated proteins (including among others, mAbs, Fabs, and bi-specific mAbs.) to determine which, if any, of these proteins might be potential candidates for future commercialization.

We were able to demonstrate that C1 is capable of expressing certain types of antibodies at various yield levels as well as the ability to express other therapeutic proteins, which are difficult-to-express by other cell lines. In particular:

•A Secreted Virus Like Particle (VLP) monomers was expressed at 2.27g/l by C1 and appears to have been properly assembled to form a 60-mers protein structure. Transmission Electronic Microscopy (TEM) analysis confirmed the correct structure of the VLP.
•Our first and initial attempt to express Blinatumomab, a bi-specific drug, was successful as the initial unoptimized expression level was 0.6 g/l (0.12 g/l/d). The initial expression level of Blinatumomab is a start in generating data that we believe will help us to demonstrate the potential of C1 to be used as a production host for expressing more complex and difficult to express drugs such as bi-specific antibodies.
•We have reached the expression level of the antibody fragment Certolizumab using C1 as high as 12.0 g/l in 112 hours (2.6 g/l/d). Certolizumab is a constituting part of Cimzia Pegol, which is a recombinant, humanized and pegylated Fab antibody fragment. We are evaluating what further development work is required to pursue for optimizing the upstream and the downstream processes in order to establish a well-defined production process that may be ready for non-clinical and clinical registration studies. In addition, based on certain further modifications to the C1 cell line, such as the reduction or elimination of O Glycans, we may choose to conduct a variety of comparability and quality analytics with the C1 expressed Certolizumab together with our partner BDI and potentially other third parties.We have reached the expression level of the antibody fragment Certolizumab using C1 as high as 12.0 g/l in 112 hours (2.6 g/l/d). Certolizumab is a constituting part of Cimzia Pegol, which is a recombinant, humanized and pegylated Fab antibody fragment.

(7) Monoclonal antibodies (mAbs), Fc-Fusion, and Fab

The Company continues to develop relationships with business and research partners in the human biopharmaceutical industry. In addition to named projects mentioned above, the Company entered into three additional funded feasibility and expression research projects with top-tier human pharmaceutical companies to validate the C1 technology to produce high levels of mAbs and other therapeutic proteins. Together with other internally funded research programs, we were able to use C1 to express a variety of types of therapeutic proteins, including monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, and Fc-Fusion proteins using our C1 technology. So far, we were able to demonstrate C1’s ability to express various protein at the following level:

•an Fc-Fusion protein at 13.2 grams per liter (g/l) in 168 hours, or 1.89 grams per liter per day (g/l/d)
•a mAb protein at 24.5 g/l in 168 hours, or 3.5 g/l/day
•a Fab antibody fragment at 14.5 g/l/d in 164 hours, or 2.1 g/l/day
•a Bispecific protein at 1.04 g/l in 144 hours, or 0.17 g/l/day
•A SBV antigen at a level of 1.8 g/l in 5 days, or 350 mg/l/day
•Most of the diverse proteins expressed by C1 as required by third parties that reached higher productivity levels than their target goals, including certain “difficult to express proteins”

The Company believes that such results are promising and show greater productivity potential of C1 compared to the average expression yields of CHO cells which is the predominant production system currently used to manufacture glycosylated biopharmaceutical drugs. However, in order to potentially commercialize or capitalize on C1’s potential in producing glycoproteins, we will need to complete the glycoengineering of C1, maintain the productivity advantages shown in the non-glycoengineered C1 strains and be able to demonstrate a variety of biological and analytical data related to quality, performance, stability and safety.

(8) Metabolites and Other Market Opportunities

The Company also successfully applied metabolic modeling, synthetic biology and genome engineering techniques to demonstrate the potential benefits of using C1 as a primary metabolite-producing host organism. We believe that the knowledge and data generated in this program is expected to enhance our understanding of C1’s metabolic characteristics and help us in advancing our ongoing programs, as we continue to explore the development and commercialization of one or more primary and/or secondary metabolites.

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

The Company is evaluating the potential go-to-market strategies for both the primary and secondary metabolites and may decide to continue internally funding such project to product commercialization or may in the future seek third-party funding in one or more collaborations, licensing or form other types of alternative structure(s), to further develop and monetize this potential opportunity.

The Company believes that certain attributes of C1, together with our continuing platform research and development programs, provides us with the potential to create attractive research, licensing, partnering/collaboration and other revenue and funding opportunities in the animal and human biopharmaceutical industries. The third-party funded research projects mentioned above and others that we are seeking may help defray some of our research expenses, as we continue to develop and demonstrate the potential of our C1 technology. The Company will continue seeking research collaboration opportunities and partners to potentially commercialize C1-based products.

Employees
As of December 31, 2019, we had 6 employees located in the United States, and 3 key consultants located in Europe. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate information
Founded in 1979 by Mark A. Emalfarb, our Chief Executive Officer, Dyadic has focused on the development of C1 expression platform since 1992, refining and optimizing the C1 technology to become an industry leading gene expression and protein production system.
Currently, Dyadic is a global biotechnology company with operations in the United States and a satellite office in the Netherlands and currently two research organizations performing services under contract to Dyadic in Finland and Spain. Dyadic was incorporated in Delaware in September 2002. Our principal corporate offices are located at 140 Intracoastal Pointe Drive, Suite 404, Jupiter, FL 33477; telephone number (561) 743-8333; website www.dyadic.com.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other matters described in this Annual Report and in our financial statements and the related notes thereto in evaluating our current business and future performance. We cannot assure you that any of the events discussed in the risk factors below will not occur. If we are not able to successfully address any of the following risks or difficulties, we could experience significant changes in our business, operations and financial performance. In such circumstances, the trading price of our common stock could decline, and in some cases, such declines could be significant, and you could lose part or all of your investment. In addition to the risks described below, other unforeseeable risks and uncertainties or factors that we currently believe are immaterial may also adversely affect our operating results, and there may be other risks that may arise in the future. Certain statements contained in this Annual Report (including certain statements used in the discussion of our risk factors) constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” appearing on page 4 of this Annual Report important limitations and guidelines regarding reliance on forward-looking statements.

Risks Related to Our Business and Industry
We may not succeed in implementing our business strategy.
In connection with the December 31, 2015 sale of substantially all of the assets of our industrial technology business to DuPont’s Industrial Biosciences business for $75 million in cash (the “DuPont Transaction”), DuPont obtained certain rights to utilize the C1 technology for development and production of pharmaceutical products, for which it will make royalty payments to Dyadic upon commercialization. At the same time, Dyadic retained the co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, with Dyadic currently having exclusive ability to enter into sub-license agreements in that field (subject to the terms of the license and certain exceptions). We cannot predict whether DuPont intends to or will pursue the use of the C1 technology to develop or manufacture pharmaceutical products or whether or when we might receive royalties from DuPont. In certain circumstances, Dyadic may owe a royalty to either DuPont or certain licensors of DuPont, depending upon whether Dyadic elects to utilize certain patents owned or licensed in by DuPont. Consequently, our business has changed dramatically as compared to the past as we no longer have any product revenue related to our enzyme business. We have begun to apply the C1 technology in the biopharmaceutical market, which has higher risks and a higher barrier to entry.

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
As of December 31, 2019, we have an accumulated deficit of approximately $41.4 million. Prior to the DuPont Transaction, our revenues were derived from licensing, licensing milestones and a very small amount of royalties from the licensing of the C1 expression system to third parties mainly within the industrial biotechnology markets, the operation of our industrial enzyme business and the collection of R&D fees from third parties. Our profitability has strongly relied on, and will be even more reliant going forward on, third party industry and government research funding, licensing partnerships and other forms of collaborations. We believe that it is likely that if we do not sign license agreements or other forms of collaborations, we will incur losses because of our planned levels of R&D and additional general and administrative expenditures that we believe is necessary to operate our business and further develop the C1 technology for use in the pharmaceutical business. The amount of our future net losses will depend, in part, on the rate of increase in our expenses along with other potential cost of unforeseen circumstances, our ability to generate research funding, government grants, receipt of access fees, milestones, royalty and other payments, and whether we are able to generate revenues by entering into license agreements or other forms of collaborations, launch new products and/or processes from future licensees or collaborators, and our ability to raise additional capital. The net losses we anticipate incurring over the next several years will have an adverse effect on our stockholders’ equity and working capital.
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
Our R&D revenue is generated from a small number of research collaborations. These collaborations could be delayed or be discontinued, as they have in the past, at any time with little advance notice. If these research collaborations are lost or do not perform as expected, it could have a material adverse effect on our business, financial condition and operating results.
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
Additionally, if we were unsuccessful in retaining a CRO with the requisite experience and skills we require and were required to build our own research facility, it could take a year or longer before such owned research facility is able to be brought online to carry out the necessary technology and product development efforts of the Company. Any funding and resources we utilize to acquire or build internal research capabilities could be at the expense of other potentially more profitable opportunities.
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
•Balance our cash burn with technology and product development, advancement and value creation of such technologies and products;
•Maintain and gain additional CROs, or other technology collaborators;
•Maintain and gain additional collaborators, strategic partners technology licensees or other forms of structures;
•File, maintain and defend our intellectual property and protect our proprietary information and trade secrets;
•Develop technology, products and processes that do not infringe on the intellectual property of third parties;
•Recruit, hire and maintain the required employees necessary to maintain and grow our business and to advance our technologies and products;
•Achieve technical and commercial success in our and our licensees’ or collaborators’ research and product development programs;
•Implement and oversee our operational and financial control systems;
•Operate successful recruiting and training programs;
•Access the required manufacturing capacity;
•Access additional growth capital;

•Recruit and maintain consultants, board members and scientific advisory board members;
•Manage scientific risks and uncertainties that may arise during our R&D and regulatory programs; and
•Limit litigation risks and uncertainties.
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
The dynamic and conservative nature of the biopharmaceutical industry, the unpredictable nature of the product development process and the time and cost of new technology adoption in the biopharmaceutical industry may affect our ability to meet the requirements of the marketplace or achieve market and/or regulatory acceptance. Some factors affecting market and regulatory acceptance of our technologies and products include:
•Availability, quality, performance and price of competitive products and processes;
•Functionality and cost of similar, new and existing technologies and products;
•Timing of product introduction, performance and pricing compared to our competitors;
•Scientists’, customers’ and regulatory agencies’ opinions of our technology and products’ utility and our ability to effectively incorporate their feedback into future technology development or product offerings;
•The status of C1 and other expression technologies including CHO, E.coli, other microbial, insect, algae, plant and other expression systems as to safety, quality, purity and expression levels, capital expenditure intensity, operating costs, and continually changing governmental and industry regulatory requirements;
•The impact of our own, DuPont’s and our collaborators’ intellectual property, and that of our competitors
•Competition with and against much larger companies; and
•Regulatory hurdles, timing, costs and receipt of approvals.
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
The commercial success of our current and future collaborations and our licensees’ potential products will depend in part on public acceptance of the use of genetically engineered products including enzymes, vaccines, drugs and other protein products produced in this manner. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment, animals or humans may influence public attitudes. Our and our licensees’ genetically engineered products may not gain public acceptance. Negative public reaction to GMOs and products could result in increased government regulation of genetic research and resulting products, including stricter labeling laws or other regulations, and could cause a decrease in the demand for our products. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, some or all of our products and processes may not gain public acceptance. Any of the considerations below could result in expenses, delays, or other impediments to our and our licensees’ programs or the public acceptance and commercialization of products and processes dependent on our technologies and could have a material adverse effect on our business, financial condition and results of operations:
•public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our and our licensees’ technologies, products and processes;
•public attitudes regarding, and potential changes to laws governing, ownership of genetic material which could harm our intellectual property rights with respect to our genetic material and discourage collaborative partners or licensees from supporting, developing, or commercializing our products, processes and technologies; and
•government regulations are changing rapidly, which likely will result in greater government regulation of genetic research and derivative technologies and products derived from such technologies, making approvals of such technologies and the products derived from such technologies to be delayed, more expensive with added risks.
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
We may fail to commercialize the C1 expression system for the expression of therapeutic proteins, antibodies, vaccines, metabolites of other biologic products.
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
We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, pandemics, epidemics or other biological threats, such as COVID-19, that could significantly disrupt our operations and have a material adverse effect on our business, our employees, directors, consultants, collaborators and other third parties, including business development activities and research and development projects conducted by third party contract research organizations parties.
Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. The recent outbreak of COVID-19 originating in Wuhan, China, in December 2019 has spread to multiple countries, causing the World Health Organization to declare this outbreak a “Public Health Emergency of International Concern” in January 2020, and the U.S. Department of Health and Human Services to declare a public health emergency to aid the U.S. healthcare community in responding to COVID-19. This virus continues to spread globally and, as of March 23, 2020, has spread to over 160 countries, including the United States and Europe, where several of our key executive management members and our third-party contract research organizations are located. The continued spread of COVID-19 globally could adversely affect our business operations in the United States and elsewhere, including our ability to carry on business development activities, and restrictions in business-related travel, among others.
The spread of COVID-19, or another infectious disease, pandemic, epidemic or other biological threat could result in delays or disruptions in our on-going research projects. We rely on third parties in the United States and Europe to conduct our research and development projects and to provide other services, and COVID-19 may affect service providers of such third-party contract research organizations and therefore negatively affect the operations of our on-going research projects. We may take temporary precautionary measures intended to help minimize the risk of infection from the virus for our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide and discouraging attendance at industry events, industry and other conferences, and in-person work-related meetings, which could negatively affect our business. Any interruption of business development activities, on-going research and development projects, or shutdowns or other business disruptions for us or any of the third parties with whom we engage, could materially and negatively affected business, financial condition, and results of operations.
Any significant infectious disease outbreak, including the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. The extent to which COVID-19 could impact our business and research and development activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the ultimate geographic spread of the disease, the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease.the pandemic. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions.
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
We may seek to expand our business through the acquisition of, investment in and strategic alliances with companies, technologies, products, and services. If we are able to identify suitable acquisition, investment or strategic alliance targets, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions acceptable to us. Acquisition, investments and strategic alliances involve a number of risks, including, but not limited to:
•the potential adverse effect on our cash position as a result of all or a portion of an acquisition, investment or strategic alliance purchase price being paid in cash;
•the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•unanticipated costs and liabilities, including the potential to incur restructuring and other related expenses, including significant transaction costs that may be incurred regardless of whether a potential strategic alliance, acquisition or investment is completed;
•the ability to effectively and quickly assimilate the operations, technologies, products and services or products of the acquired company or business;
•the ability to integrate acquired personnel;
•the ability to oversee, retain and motivate key employees;
•the ability to retain customers;
•minimizing the diversion of management’s attention from other business concerns; and
•potential loss of invested capital.
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
The trading price of our common stock has been, and is likely to continue to be, volatile. Biotechnology company stocks generally tend to experience extreme price fluctuations. The valuations of many biotechnology companies without consistent product sales and earnings are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. These trading prices and valuations may not be sustained. Factors that may result in fluctuations in our stock price include, but are not limited to, the following:
•Changes in the public’s perception of the prospects of biotechnology companies.

•Broad market and industry factors including market fluctuations or political and economic conditions such as war, recession or changes in interest and currency rates.
•Announcements of new technological innovations, patents or new products or processes by us, DuPont or our current or future collaborators, licensees and competitors;
•Announcements by us, DuPont or our collaborators and licensees relating to our relationships or either of our relationships with other third parties;
•Coverage of, or changes in financial estimates by us or securities analysts;
•Conditions or trends in the biotechnology industry;
•Changes in the market valuations of other biotechnology companies;
•Limitations or expanded uses in the areas within the biopharmaceutical or other industries into which we can apply our technologies and products;
•Actual or anticipated changes in our growth rate relative to our competitors;
•Developments in domestic and international governmental policy or regulations;
•Announcements by us, DuPont, our current and future collaborators and licenses, or our competitors of significant acquisitions, divestures, strategic partnerships, license agreements, joint ventures or capital commitments;
•The position of our cash, cash equivalents and marketable securities;
•Any changes in our debt position;
•Developments in patent or other proprietary rights held by us, DuPont or by others;
•Negative effects related to the stock or business performance of DuPont, our current and future collaborators and licensees, or the abandonment of projects using our technology by our collaborators and/or licensees;
•Scientific risks inherent to emerging technologies such as the C1 expression system;
•Set-backs, and/or failures, and or delays in our or our current and future collaborators’ and licensees’ R&D and commercialization programs;
•Delays or failure to receive regulatory approvals by us, DuPont and/or our current and future collaborators and licensees;
•Loss or expiration of our or DuPont’s intellectual property rights;
•Theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological material owned by us and/or Danisco US, Inc., and VTT Technical Research Centre of Finland Ltd;
•Lawsuits initiated by or against us, DuPont, or our current and future collaborators and licensees;
•Period-to-period fluctuations in our operating results;
•Future royalties from product sales, if any, by DuPont, our current or future strategic partners, collaborators or licensees;
•Future royalties may be owed to DuPont by us, our collaborators, licenses, or sub-licensees under certain circumstances related to our DuPont Pharma License;
•Short positions taken in our common stock;
•Sales of our common stock or other securities in the open market;
•Stock buy-back programs;
•Stock splits; and
•Decisions made by the board related to potential registration of Dyadic’s stock under the Securities Act of 1933(as amended (the “Securities Act”), and/or up listing to another stock exchange.
If we were to become party to a securities class action suit, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business to responding to litigation.
Our quarterly and annual operating results may be volatile.
Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to vary significantly or decline. Some of the factors that could impact our operating results include:
•Expiration of or cancellations of our research contracts with current and future collaborators and/or licensees, which may not be renewed or replaced;

•Setbacks or failures in our and our current and future collaborators and licensees research, development and commercialization efforts;
•Setbacks, or delays in our research and development efforts to develop and produce biologics.
•Setbacks, or delays in our research and development efforts to re-engineer the C1 technology for its application and use in developing and producing biologics.
•The speed, and success rate of our discovery and research and development efforts leading to potential licenses, or other forms of collaborations, access fees, milestones and royalties;
•The timing and willingness of current and future collaborators and licensees to utilize C1 to develop and commercialize their products which would result in potential upfront fees, milestones and royalties;
•General and industry specific economic conditions, which may affect our current and future collaborators’ and licensees’ R&D expenditures;
•The adoption and acceptance of the C1 expression system by biopharmaceutical companies and regulatory agencies;
•The addition or loss of one or more of the collaborative partners, grants, research funding, or licensees we are working with to further develop and commercialize our technologies and products in the pharmaceutical industry;
•Our ability to file, maintain and defend our intellectual property and to protect our proprietary information and trade secrets;
•Our ability to develop technology, products and processes that do not infringe on the intellectual property of third parties;
•The improvement and advances made by our competitors to CHO, E.coli, yeast, inset cells, plant and other expression systems;
•The introduction by our competitors of new discovery and expression technologies competitive with the C1technology;
•Our ability to enter into new research projects, grants, licenses or other forms of collaborations and generate revenue from such parties;
•Scientific risk associated with emerging technologies such as the C1 expression system;
•Failure to bring on the necessary research, CMO, CDMO and manufacturing capacity if required;
•Uncertainty regarding the timing of research funding, grants or upfront license fees for new C1 expression system collaborations, license agreements or expanded license agreements; and
•Delays or failure to receive upfront fees, milestones and royalties and other payments.
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
Certain provisions of our certificate of incorporation, bylaws and Delaware law, as well as certain agreements we have with our executives, could make it substantially more difficult for a third party to acquire control of us. These provisions include the following:
•We may issue preferred stock with rights senior to those of our common stock;
•We have a classified board of directors;
•Action by written consent by stockholders is not permitted;
•Our board of directors has the exclusive right to fill vacancies and set the number of directors;
•Cumulative voting by our stockholders is not allowed; and
•We require advance notice for nomination of directors by our stockholders and for stockholder proposals.
These provisions may discourage certain types of transactions involving an actual or potential change in control. These provisions may also limit our stockholders’ ability to approve transactions that they may deem to be in their best interests and discourage transactions in which our stockholders might otherwise receive a premium for their shares over the current market price.
Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our bylaws, provide that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (A) any derivative action or proceeding brought on behalf of the Company, (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company’s stockholders, (C) any action or proceeding asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Certificate of Incorporation or bylaws, or (D) any action or proceeding asserting a claim governed by the internal affairs doctrine, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. The choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.
Our executive officers, directors and principal stockholders (5% stockholders) together control approximately 30.2% of our 27,359,157 shares of outstanding common stock as of December 31, 2019.
Our Founder and Chief Executive Officer Mark Emalfarb, through the Mark A. Emalfarb Trust U/A/D October 1, 1987, as amended (the “MAE Trust”) of which he is the trustee and beneficiary, owned approximately 15.2% of our outstanding common stock as of December 31, 2019. Further, the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), whose beneficiaries are the descendants and spouse of Mr. Emalfarb, owned approximately 13.8% of our outstanding common stock as of December 31, 2019. We have historically been partially controlled, managed and partially funded by Mr. Emalfarb, and affiliates of Mr. Emalfarb. Collectively, Mr. Emalfarb and stockholders affiliated with Mr. Emalfarb controlled approximately 29% of our outstanding common stock as of December 31, 2019.
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
As of December 31, 2019, there were 27,359,157 shares of our common stock outstanding. Approximately 30.2% of these outstanding common shares are beneficially owned or controlled by our executive officers, directors and principal stockholders. Shares held by our affiliates and certain of our directors, officers and employees are “restricted securities” as defined by Rule 144 (“Rule 144”) of the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.
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
Future sales of our common stock by existing stockholders, executive officers, or directors could depress the market price of our common stock and make it more difficult for us to sell stock in the future.
Mr. Emalfarb, our Chief Executive Officer, owns 18.8% of our common stock, and the Francisco Trust owns 13.8% of our common stock. Sales of our common stock in the public market by such stockholders or other significant stockholders, executive officers, or directors, could negatively impact the market price of our common stock. If one or more of these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected. These transactions and the perceived reasons for these transactions could have a negative effect on the prevailing market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
The Company is exposed to credit risk and fluctuations in the values of its investment portfolio.
The Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents, and marketable and non-marketable securities may fluctuate substantially, which could result in significant losses and could have a material adverse impact on the Company’s financial condition and operating results.
We incur significant costs as a result of operating as an SEC registrant, and our management will be required to devote substantial time to compliance initiatives.

As an SEC registrant, we incur significant legal, accounting and other expenses. In addition, the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as related rules implemented by the SEC, impose various requirements that require our management and other personnel to devote a substantial amount of time to compliance initiatives.
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

Increasing scrutiny and changing expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
 Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance practices. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, supply chain management, diversity and human rights. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation and the price of our common stock.
In addition, our customers, may adopt policies that include social and environmental requirements, or may seek to include such provisions in their contract terms and conditions. These social and environmental responsibility provisions and initiatives are subject to change, vary from jurisdiction to jurisdiction, and certain elements may be difficult and/or cost prohibitive for us to comply with given the inherent complexity and the global scope of our operations. In certain circumstances, in order to meet the requirements or standards of our customers, we may be obligated to modify our sourcing practices or make other operational choices which may require additional investments and increase our costs or result in inefficiencies.
Any of the factors mentioned above, or the perception that we or those with whom we conduct business have not responded appropriately to the growing concern for such issues, regardless of whether we are legally required to do so, may damage our reputation and have a material adverse effect on our business, financial condition, results of operations cash flows and/or the price of our common stock.

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

The Company maintains a small satellite office in Wageningen, Netherlands. The Company occupies approximately 258 square feet with annual rental rate and common area maintenance charges of approximately $4,000. The lease will expire on January 31, 2021, and thereafter, the Company will reconsider the square footage of the leased space to align with the staffing requirements of the future operations of the Company.
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

Principal Market or Markets
As of December 31, 2019, Dyadic had two classes of capital stock authorized, common stock and preferred stock. Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. Prior to the Company’s uplisting to the NASDAQ, the Company’s common stock was traded on the OTCQX market. There were no shares of preferred stock outstanding for the reported period. The trading symbol for Dyadic’s common stock assigned by the Financial Industry Regulatory Authority, Inc. is “DYAI.” The number of record holders of our common stock as of December 31, 2019 was 60. There are no stock dividends within the last three years. Any future determination to pay dividends will be at the discretion of our Board of Directors (the “Board”).

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12.
Treasury Stock
As of December 31, 2019 and 2018, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.
Issuer Purchases of Equity Securities
Stock Repurchase Programs

There were no repurchases of any class of the Company’s capital stock in 2019.

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

Overview
Description of Business
Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our” or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and currently two research organizations performing services under contract to Dyadic in Finland and Spain. Over the past two decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly Myceliophthora thermophila) fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.
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
After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines and drugs, such as virus-like particles (VLPs), protein antigens, monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is aiming to develop products such as innovative vaccines and drugs, biosimilars and/or biobetters.

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
Revenue Recognition
The Company has no pharmaceutical products approved for sale at this point, and all of our revenue to date has been research revenue from third-party collaborations and government grants. The Company is expected to generate future revenue from license agreements and collaborative arrangements, which may include upfront payments for licenses or options to obtain a license, payment for research and development services and milestone payments, in the form of cash or non-cash consideration.
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
Under the input method, revenue will be recognized on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation. The Company believes that the cost-based input method is the best measure of progress to reflect how the Company transfers its performance obligation to a customer. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the performance obligation. These costs consist primarily of full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.
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
Stock-Based Compensation
We have granted stock options and restricted stock to employees, directors and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and restricted stock and applied a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144 prior to the Company’s April 2019 uplisting to NASDAQ. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option (except for our CEO which is 5 years). The Company performs a review of assumptions used in the Black-Scholes option-pricing model on an annual basis. During the Company’s annual review of its volatility assumption in 2018 and 2019, the Company determined that it would be appropriate to use the Company’s historical volatility since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure. The change in assumption was effective January 1, 2018 and only impacts new options granted in 2018 and thereafter.
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
The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company currently is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2014.The United States Internal Revenue Service (the “IRS”) completed its review of the Company’s 2015 tax filing on October 17, 2017, and no changes were required. See Note 4 to the Consolidated Financial Statements in Section F-1 for further information on the examination of the Company’s 2016 tax return.
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

Results of Operations
Year Ended December 31, 2019 Compared to the Year End December 31, 2018
Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Revenue	$1,681,076	$1,295,451
Cost of research and development revenue	$1,459,701	$1,027,278

The increases in revenue and cost of research and development revenue for the year ended December 31, 2019 reflect ten research collaborations compared to six research collaborations for the year ended December 31, 2018.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.
Research and development expenses for the year ended December 31, 2019 increased to approximately $3,088,000 compared to $2,102,000 for the year ended December 31, 2018. The increase primarily reflects the costs of additional internal research projects.
Research and development expenses - related party, for the year ended December 31, 2019, decreased to approximately $869,000 compared to $1,216,000 for the year ended December 31, 2018. The decrease is primarily due to completion of a research service agreement with BDI in June 2019.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2019, increased 22.0% to approximately $5,520,000 compared to $4,523,000 for the year ended December 31, 2018. The increase principally reflects increases in noncash share-based compensation expenses of $717,000 related to 2019 stock options awards and options vested upon the April 2019 uplisting to NASDAQ, business development and investor relations costs of $186,000, insurance costs of $138,000, and legal costs and NASDAQ uplisting expenses of $125,000, offset by reductions in executive compensation costs, including the separation of the Company’s former CFO, of $168,000, which was a one-time expense in 2018.
Foreign Currency Exchange
Foreign currency exchange loss for the year ended December 31, 2019, was approximately $28,000 compared to $21,000 for the year ended December 31, 2018. The increase reflects the currency fluctuation of the Euro in comparison to the U.S. dollar.
Interest Income
Interest income for the year ended December 31, 2019, increased 10.1% to approximately $985,000 compared to $895,000 for the year ended December 31, 2018. The increase reflects the higher yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Income Taxes
The Company had net operating loss (“NOL”) carryforwards available in 2019 that will begin to expire in 2037. As of December 31, 2019, and 2018, the Company had NOLs in the amount of approximately $19.7 million and $9.1 million, respectively.
For the year ended December 31, 2018, the Company’s current income tax benefit of $1.0 million was generated from the corporate Alternative Minimum Tax credit refund resulting from the Tax Cuts and Jobs Act (“TCJA”).
Net Loss

Net loss for the year ended December 31, 2019 was approximately $8.3 million compared to a net loss of $5.7 million for the year ended December 31, 2018. The change was primarily due to increases in general and administrative expenses of approximately $1.0 million, research and development expenses of approximately $0.6 million, and the prior year income tax benefit from the corporate Alternative Minimum Tax credit refund of approximately $1.0 million.

Liquidity and Capital Resources
Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, and funding from our research collaboration agreements. Between January 2016 and August 2018, the Company repurchased a total of 14,390,254 shares of its common stock from its existing cash on hand, for an aggregate purchase price of $21,814,530 at a weighted average price of $1.52 per share. As of December 31, 2019, our investment balance includes $29.7 million short-term investments with contractual maturities of twelve (12) months of less, including interest receivable, and $1.5 million long-term investments with contractual maturities beyond twelve (12) months. In June 2019, the Company’s liquidity was further improved with the receipt of approximately $0.5 million tax refund resulting from the elimination of corporate Alternative Minimum Tax (AMT) under the TCJA. An additional $0.5 million AMT tax refund is expected to be received through 2021.
Our ability to achieve profitability depends on a number of factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sub-license agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities, including our business development and research expenses, as well as additional costs as an SEC reporting and NASDAQ listed company. We believe that our existing cash position and investments in short-term and long-term investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months.
At December 31, 2019, cash and cash equivalents were approximately $4.8 million compared to $2.4 million at December 31, 2018. The carrying value of investment grade securities, including accrued interest at December 31, 2019 was $31.2 million compared to $39.1 million at December 31, 2018.
Net cash used in operating activities for the year ended December 31, 2019 of approximately $5.8 million resulted from a net loss of $8.3 million, offset by share-based compensation expense of $1.2 million, amortization of held-to-maturity securities of $0.2 million, BDI research and development activities of $0.3 million and changes in other operating assets and liabilities of $0.8 million.
Net cash used in operating activities for the year ended December 31, 2018 of approximately $4.4 million resulted from a net loss of $5.7 million, and changes in other operating assets and liabilities of $0.8 million, offset by stock based compensation expense of $0.5 million, amortization of held-to-maturity securities of $0.7 million, and BDI research and development activities of $0.9 million.
Net cash provided by investing activities for the year ended December 31, 2019 was approximately $7.7 million compared to $3.3 million for the year ended December 31, 2018. Cash flows from investing activities in 2019 and 2018 was primarily related to proceeds from maturities, net of purchases of investment grade debt securities.
Net cash provided in financing activities for the year ended December 31, 2019 was approximately $0.6 million compared to net cash used in financing activities of $2.3 million for the year ended December 31, 2018. Cash flows provided in financing activities in 2019 were primarily related to proceeds received from the exercise of stock options. Cash flows used in in financing activities in 2018 were primarily related to repurchases of our common stock.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report because we are a “smaller reporting company.”
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d- 15(d) of the Exchange Act that occurred during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Board currently consists of six directors serving on a classified board, consisting of three classes. The directors in each class serve a three-year term. The terms of each class expire at successive annual meetings so that the stockholders elect one class of directors at each annual meeting. Directors appointed due to an increase in the size of the Board may be filled by the Board for a term of office continuing only until the next election of directors by the Company’s stockholders. Our directors and executive officers and certain key employees as of December 31, 2019 are as follows:

Name	Age	Current Position(s)	Director Since	Class and Year in Which Term Will Expire
Mark A. Emalfarb (1)(5)	64	President, Chief Executive Officer, Director	2004	Class III-2022
Ping W. Rawson (6)	44	Chief Financial Officer	—	—
Ronen Tchelet, Ph.D.	62	Vice President of Research and Business Development	—	—
Matthew S. Jones	42	Managing Director of Business Development and Licensing	—	—
Michael P. Tarnok (1)(2)(3)(4)	65	Chairman, Director	2014	Class III-2022
Jack L. Kaye (1)(2)(3)	76	Director	2015	Class II -2021
Seth J. Herbst, MD (1)(3)(4)(5)	62	Director	2008	Class I -2020
Arindam Bose, Ph.D. (1)(2)(5)	67	Director	2016	Class I -2020
Barry C. Buckland, Ph.D. (1)(4)(5)	72	Director	2018	Class II -2021
_________________
Notes:
(1) Member of the Board of Directors.
(2) Member of the Audit Committee (the “Audit Committee”).
(3) Member of the Compensation Committee (the “Compensation Committee”).
(4) Member of the Nominating Committee (the “Nominating Committee”).
(5) Member of the Science and Technology Committee (the “Science and Technology Committee”).
(6) Ms. Rawson was promoted to Chief Financial Officer in June 2019, and she previously served as the Company’s Chief Accounting Officer since March 2018. Prior to that, Ms. Rawson was the Company’s Director of Financial Reporting.

EXECUTIVE OFFICERS
Mark A. Emalfarb, President, Chief Executive Officer and Director
Mark A. Emalfarb is the founder of Dyadic, and currently serves as the President, Chief Executive Officer and a member of the Board of Directors of the Company. He has been a member of Dyadic’s Board and has previously served as its Chairman from October 2004 until April 2007 and from June 2008 until January 2015. Since founding the predecessor to Dyadic in 1979, Mr. Emalfarb has served as a Director, President and Chief Executive Officer for substantially all of that time and has successfully led and managed the evolution of Dyadic from its origins as a pioneer and leader in providing ingredients used in the stone-washing of blue jeans to the discovery, development, manufacturing and commercialization of specialty enzymes used in various industrial applications and the development of an integrated technology platform based on Dyadic’s patented and proprietary C1 fungal microorganism. Mr. Emalfarb is an inventor of over 25 U.S. and foreign biotechnology patents and patent applications resulting from discoveries related to the patented and proprietary C1 fungus and has been the architect behind its formation of several strategic research and development, manufacturing and marketing relationships with U.S. and international partners. Mr. Emalfarb earned his B.A. degree from the University of Iowa in 1977.
Ping W. Rawson, CPA, MBA, Chief Financial Officer
Ping W. Rawson was appointed as our Chief Financial Officer in June 2019. She assumes the duties of the Company’s principal financial officer and principal accounting officer, and is responsible for all aspects of finance, accounting, tax and treasury. Ms. Rawson previously served as the Company’s Chief Accounting Officer since March 2018. Prior to joining Dyadic in June 2016 as our Director of Financial Reporting, Ms. Rawson served as a technical accounting management position for ADT security services, where she led accounting and financial reporting workstream for acquisition, integration and restructuring. Prior to that, Ms. Rawson was an accounting research principal for NextEra Energy, Inc. (Florida Power & Light Company), where she was responsible for accounting research and new standards implementation. Ms. Rawson’s experience also includes prior employment at Deloitte LLP in New York City and Florida offices, where she was a subject matter specialist for derivatives, financial instruments and valuation, providing audit, SEC reporting, and capital markets consulting services to large banks and multinational public companies. Ms. Rawson holds both an M.B.A. in Finance, and an M.S. in Accounting from the State University of New York at Buffalo, and a B.S. in Economics from Guangdong University of Foreign Studies in China. She is a certified public accountant in the state of New York.

Ronen Tchelet, Ph.D., Vice President of Research and Business Development
Ronen Tchelet, Ph.D. joined Dyadic in May 2014, and has been our Vice President of Research and Business Development since January 2016. Since joining Dyadic, Dr. Tchelet has been a key contributor to Dyadic’s transformation into a pharmaceutical biotech company. Prior to joining Dyadic, Dr. Tchelet was the founder and Managing Director of Codexis Laboratories Hungary kft. (“CLH”) and a Vice President of Codexis Inc. from 2007 through 2014. While at CLH, Dr. Tchelet established a state-of-the-art laboratory for strain engineering and all aspects of fermentation including process optimization and scale up. During this time period, Dr. Tchelet also led a collaboration that successfully developed C1 technology for the Biofuel and the Bio-Industrial enzymes applications. Dr. Tchelet’s experience in the pharmaceutical industry includes prior employment at TEVA Pharmaceutical Industries LTD (“TEVA”), API Division during the late 2000’s to 2006. While at TEVA, he served as a Chief Technology Officer of Biotechnology and led TEVA’s Biotechnology Research and Development fermentation plant in Hungary. Also, during the period of 2000 through 2005, Dr. Tchelet was the Manager of Quality Assurance for TEVA’s flag ship innovative drug, COPAXONE®. Throughout his career, Dr. Tchelet has led several Biotechnology projects that have encompassed all aspects of research and development, operations management, and manufacturing of API’s and biologics. Dr. Tchelet received his Ph.D. in Molecular Microbiology and Biotechnology from Tel Aviv University in 1993 and did his postdoctoral work as an EERO fellow at the Institute of Environmental Science and Technology (EAWAG) in Switzerland.
Matthew S. Jones, Managing Director of Business Development and Licensing
Matthew S. Jones joined Dyadic as a consultant in May 2016 and serves as our consultant commercial officer / Business Development and Licensing to lead Dyadic’s strategic partnerships, licensing and commercial opportunities within and across the biopharmaceutical industry. A veteran of the life sciences industry with two decades of commercial deal making and leadership experience, Mr. Jones has developed and implemented strategies which have delivered revenue growth, organically and through acquisitions, for a diverse range of life science businesses both in Europe and the US. Prior to joining Dyadic, Mr. Jones served as Chief Commercial Officer for Concept Life Sciences from its formation until 2016. Prior to that, Mr. Jones advised several private equity buy and builds and was also Vice President of Global Sales & Business Development at Lonza Biologics, where he implemented new income-generating revenue streams and captured enterprise synergies in manufacturing, research and client/vendor relationships. From 2009 to 2012, Mr. Jones served as Executive Vice President of Business Development & Marketing at Ricerca Biosciences LLC, responsible for strategic partnerships, royalty and asset license optimization and marketing effectiveness and where Mr. Jones supported the Bain Ventures trade sale of the business toward WiL research. From 2003 to 2009, Mr. Jones was Senior Vice President of Business Development at MDS Pharma Services Inc., where he was responsible for global biopharmaceutical and clinical commercial growth strategies. Earlier in his career, Mr. Jones also held senior level leadership roles within the biopharmaceutical industry with Alkermes, Inc. and GlaxoSmithKline plc. Mr. Jones is a graduate of Warwick University and London Business School.
NON-EMPLOYEE DIRECTORS
Michael P. Tarnok, Chairman, Director
Michael P. Tarnok joined the Board on June 12, 2014 and has served on the Company’s Audit, Nominating and Compensation Committees, and on January 12, 2015 Mr. Tarnok was appointed Dyadic’s Chairman of the Board. Mr. Tarnok is also currently a board member of Ionetix, Inc. In addition, Mr. Tarnok’s prior board service includes Global Health Council, and Keryx Biopharmaceuticals, Inc., where he also served as Chairman of the board of directors. Mr. Tarnok is a seasoned finance and operational executive with extensive pharmaceutical industry experience in a wide range of functional areas. He spent the majority of his career at Pfizer Inc., which he joined in 1989 as Finance Director-US Manufacturing and from 2000 to 2007 served as a Senior Vice President in Pfizer’s US Pharmaceutical Division. In this position, Mr. Tarnok managed multiple responsibilities for the division including, finance, access contracting, trade management, information technology, Sarbanes-Oxley compliance and the Greenstone generics division. Prior to joining Pfizer, Mr. Tarnok worked primarily in financial disciplines for ITT Rayonier, Inc., Celanese Corporation and Olivetti Corporation of America. Mr. Tarnok earned an M.B.A. in Marketing from New York University and a B.S. in Accounting from St. John’s University.
Jack Kaye, Director

Jack L. Kaye joined the Board in May 2015 and currently serves as chairman of the Company’s Audit Committee. He also serves on the Company’s Compensation Committee. Mr. Kaye is currently the Chairman of the audit committee and a member of the compensation committee and special transaction pricing committee of uniQure B.V. where he has served since May 2016. Mr. Kaye’s prior board service includes Keryx Biopharmaceuticals Inc., a position he has held from 2006 to May 2016 where he served as Chairman of the audit committee and he was also a member of their nominating and governance committee. He also served on the boards of Tongli Pharmaceuticals (USA) Inc. and Balboa Biosciences, Inc., where he served as Chairman of both audit committees. In the past, Mr. Kaye was selected to participate on several dissident board slates which included the Astellas, Inc./OSI, Roche Pharmaceuticals, Inc./Illumina and the Horizon, Inc./Depomed M&A transactions. Mr. Kaye was a partner at Deloitte LLP from 1978 until May 2006, when he retired. At Deloitte, Mr. Kaye was responsible for serving a diverse client base of public and private, global and domestic companies in a variety of industries. Mr. Kaye has extensive experience consulting with clients on accounting and reporting matters, private and public debt financings, SEC rules and regulations and corporate governance/ Sarbanes-Oxley issues. In addition, he has served as Deloitte’s Tristate liaison with the banking and finance community and assisted clients with numerous merger and acquisition transactions. Mr. Kaye served as Partner-in-Charge of Deloitte’s Tri-State Core Client practice, a position he held for more than twenty years. He earned a B.B.A. from Baruch College and is a Certified Public Accountant.

Seth J. Herbst, MD, Director
Seth J. Herbst, MD has been on the Board since June 2008 and is a board-certified obstetrician/gynecologist who is also board certified in advanced laparoscopic and minimally invasive gynecologic surgery. Dr. Herbst is the founder and President of the Institute for Women’s Health and Body (“IWHB”) in May of 1997, an OB/GYN practice with multiple locations in Palm Beach County, Florida. He is the co-founder of Visions Clinical Research since 1999, which performs medical and surgical clinical trials throughout the United States. Dr. Herbst founded IWHB of Palm Beach, a Physician Management Group that currently employs 43 providers, which he actively directs the operations on a daily basis. Dr. Herbst is a member of the board of directors of Palms West Hospital in Loxahatchee, Florida. Dr. Herbst is also a consultant for multiple medical device companies in the United States and a member of medical advisory boards for these and other companies. He received his B.S. degree from American University in 1978 and his medical degree from Universidad del Noreste School of Medicine in Tampico, Mexico in 1983. Dr. Herbst completed his OB/GYN residency and was Chief Resident at Long Island College Hospital in Brooklyn, New York.
Arindam Bose, Ph.D., Director
Arindam Bose, Ph.D. joined the Board on August 15, 2016 and serves on the Company’s Audit and Science and Technology Committees. Dr. Bose retired from Pfizer Worldwide Research & Development in 2016 after 34 years in leadership roles in bioprocess development and clinical manufacturing. Dr. Bose’s final position at Pfizer was Vice-President, Biotherapeutics Pharmaceutical Sciences External Affairs and Biosimilar Strategy with responsibility for external sourcing, competitive intelligence and external influencing as well as for executing the technical development plan for Pfizer’s entry into biosimilars. He is widely recognized as a Key Thought Leader in the biopharmaceutical industry. Dr. Bose has served as the Chair of the Biologics and Biotechnology Leadership Committee of the Pharmaceutical Research and Manufacturers of America (PhRMA), the chief advocacy arm of the US pharmaceutical industry. His outstanding accomplishments and service to the profession have been recognized by his election as “Fellow” of 3 leading professional organizations: American Chemical Society, American Institute of Chemical Engineers and American Institute for Medical and Biological Engineering. Dr. Bose was elected to the US National Academy of Engineering in February 2017 for innovative research in biologics manufacturing. Dr. Bose currently provides consulting services in bioprocessing to several start-up biotechnology companies including a part-time process development management role at Akero Therapeutics (NASDAQ: AKRO). He received a Ph.D. in chemical engineering from Purdue University, a M.S. from the University of Michigan, Ann Arbor and a B. Tech from the Indian Institute of Technology, Kanpur.

Barry C. Buckland, Ph.D., Director
Barry Buckland, Ph.D. joined the Board in January 2018. Dr. Buckland retired from Merck Research Laboratories in 2009 after 28 years of contributions to the Bioprocess R&D group including more than 12 years as leader in the position of Vice President. Since leaving the Merck Research Laboratories, Dr. Buckland has headed up his own consulting company (BiologicB, LLC). He also is President of Engineering Conferences International (ECI), a not for profit organization which organizes prestigious conferences with an engineering focus. Dr. Buckland has chaired successful conference such as Microbial Engineering I and Vaccine Technology Conferences I to IV. He is also a visiting professor at University College London in the Biochemical Engineering Department and is the author or co-author of more than 70 publications. His previous board experience includes Enumeral Biomedical and Mucosis. Dr. Buckland was a Senior Advisor to Protein Sciences until they were purchased by Sanofi in 2017. Dr. Buckland became Executive Director of NIIMBL (National Institute for Innovation for

Manufacturing Biopharmaceuticals) in 2017. Dr. Buckland was elected to the USA National Academy of Engineering in 1997. In 2008, Dr. Buckland was awarded the ACS Marvin Johnson award for Biotechnology. In 2009, Dr. Buckland was awarded the Discoverers Award by the Pharmaceutical Research and Manufacturers of America (PhRMA) for his role in the discovery and development of GARDASIL, an effective vaccine against HPV. He was one of three recipients.
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
There are no arrangements or understandings between any two or more of our directors or executive officers, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current Board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.
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
Audit Committee. The Audit Committee has oversight responsibility for quality and integrity of our consolidated financial statements. A copy of the Charter of the Audit Committee is available on our website, located at www.Dyadic.com. The committee meets privately with members of our independent registered public accounting firm, has the sole authority to retain and dismiss the independent registered public accounting firm and reviews its performance and independence from management. The independent registered public accounting firm has unrestricted access and reports directly to the Audit Committee. The primary functions of the Audit Committee are to oversee (i) the audit of our consolidated financial statements and (ii) our internal financial and accounting processes.
The SEC and NASDAQ have established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Our Board has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our Board has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC and NASDAQ.
Additionally, the SEC requires that at least one member of the audit committee have a heightened level of financial and accounting sophistication. Such a person is known as the audit committee financial expert under the SEC’s rules. Our Board has determined that Mr. Kaye is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K and is an independent member of our Board and our Audit Committee. Please see Mr. Kaye’s biography included in this Annual Report for a description of his relevant experience.

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
Nominating Committee. The Nominating Committee’s functions include: establishing criteria for the selection of new directors to serve on the Board; identifying individuals believed to be qualified as candidates to serve on the Board; recommending for selection by the Board the candidates for all directorships to be filled by the Board or by the shareholders at an annual or special meeting; reviewing the Board’s committee structure and recommending to the Board the directors to serve on the committees of the Board; recommending members of the Board to serve as the respective chairs of the committees of the Board; developing and recommending to the Board, for its approval, an annual self-evaluation process of the Board and its committees and, based on those results, making recommendations to the Board regarding those Board processes; and performing any other activities consistent with the committee’s charter, our bylaws and applicable law as the committee or the Board deems appropriate. A copy of the Charter of the Nominating Committee is available on our website, located at www.Dyadic.com.
The Nominating Committee does not currently have any formal minimum qualification requirements that must be met by a nominee to serve as a member of the Board. The Nominating Committee will take into account all factors it considers appropriate, which may include experience, accomplishments, education, understanding of the business and the industries in which we operate, specific skills, general business acumen and the highest personal and professional integrity. The Nominating Committee generally seeks individuals with broad experience at the policy-making level in business, or with particular industry expertise. While we do not have a formal diversity policy for Board membership, we look for potential candidates that help ensure that the Board has the benefit of a wide range of attributes. We believe that all of our directors should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Each director must also represent the interests of all shareholders.
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
•Review, evaluate and report to the Board regarding the performance of the Vice-President, Research and Development (and, his or her team), the contract research organizations being considered or working on behalf of the Company in achieving the strategic goals and objectives and the quality and direction of the Company’s biopharmaceutical research and development programs.
•Identify and discuss significant emerging science and technology issues and trends.
•Review the Company’s approaches to acquiring and maintaining a range of distinct technology positions (including but not limited to contracts, grants, collaborative efforts, alliances and capital investments).
•Evaluate the soundness/risks associated with the technologies in which the Company is investing its research and development efforts.
•Periodically review the Company’s overall patent strategies.
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
Philosophy and Objectives
The philosophy underlying our executive compensation program is to provide an attractive, flexible and market-based total compensation program tied to performance and aligned with the interests of our shareholders. Our objective is to recruit and retain the caliber of executive officers and other key employees necessary to deliver sustained high performance to our shareholders, customers, and communities where we have a strong presence. Our executive compensation program is an important component of these overall human resources policies. Equally important, we view compensation practices as a means for communicating our goals and standards of conduct and performance and for motivating and rewarding employees in relation to their achievements. The organization’s executive compensation program is designed to:
•Encourage the attraction and retention of high-caliber executives.
•Provide a competitive total compensation package, including benefits.
•Reinforce the goals of the organization by supporting teamwork and collaboration.
•Ensure that pay is perceived to be fair and equitable.
•Be flexible to potentially reward individual accomplishments as well as organizational success.
•Ensure that the program is easy to explain, understand, and administer.
•Balance the needs of the both the Company and employees to be competitive with the limits of available financial resources.
•Ensure that the program complies with state and federal legislation.
From time to time, the Company will consult with a compensation specialist to determine whether its overall compensation practices and policies are appropriate for the specific market conditions for the Company and the industries in which it operates.

Summary Compensation Table
The following table summarizes the compensation paid or accrued to our “named executive officers” (as defined by the SEC’s disclosure requirements) during the fiscal years 2019 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other payments ($) (4)	Total ($)
Mark A. Emalfarb (*)	2019	$440,000	$250,000	$—	$156,000	$—	$—	$228,049	$1,074,049
President, CEO and Director	2018	$393,012	$200,000	$—	$99,900	$—	$—	$468,891	$1,161,803
Ping W. Rawson (5)	2019	$220,000	$56,250	$—	$114,250	$—	$—	$8,807	$399,307
Chief Financial Officer	2018	$199,755	$—	$—	$34,600	$—	$—	$7,996	$242,351
Ronen Tchelet, Ph.D. (6)	2019	$207,647	$41,193	$—	$57,000	$—	$—	$—	$305,840
VP of Research and Business Development	2018	$212,320	$—	$—	$23,400	$—	$—	$11,759	$247,479
Matthew S. Jones (7)	2019	$269,450	$82,954	$—	$57,000	$—	$—	$—	$409,404
Managing Dir. of Bus. Dev and Licensing	2018	$273,058	$—	$—	$40,000	$—	$—	$—	$313,058
___________________
Notes:
(*) Mr. Emalfarb also serves on the Board, for which he receives no direct, indirect or incremental compensation.
(1) All 2019 bonuses were accrued at December 31, 2019 and paid in January 2020. Mr. Emalfarb’s 2018 bonus was accrued at December 31, 2018 and paid in January 2019.
(2) The Option Awards amount reported in this column represented stock options granted in 2018 and 2019 (including annual share-based compensation awards for all named executives, and Ms. Rawson’s awards upon promotions for 2019 and 2018 in the amount of $55,250 and $22,000, respectively), vesting upon grant, or the one or four-year anniversary in accordance with their individual employment agreement or consulting agreement.
(3) The Option Awards amount reported in this column represented the grant date fair market value of each option granted, computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our consolidated financial statements. The table above does not include the value of the following performance-based vesting stock options, as the achievement of the conditions was not deemed probable at the grant date and the value of the awards was deemed zero in accordance with ASC 718.
•Upon the Company’s uplisting to the NASDAQ in April 2019, 400,000 shares of performance-based vesting stock options granted to Mr. Emalfarb in 2016 became vested, and the related estimated value of the awards at the grant date in the amount of $392,000 was recorded in 2019 in accordance with FASB ASC Topic 718.
•Upon the achievements of different conditions in 2019, 175,000 shares of performance-based vesting stock options granted to Ms. Rawson in 2018 became vested, and the related estimated value of the awards at the grant date in the amount of $91,250 was recorded in 2019 in accordance with FASB ASC Topic 718.
(4) Other payments includes following:
•Mr. Emalfarb received $12,891 for car allowance in both years. The Company’s contribution to the 401(k) retirement plan were $11,200 and $11,000 for 2019 and 2018, respectively. He also received $204,000 and $445,000 for installment payments relating to his prior employment agreement for 2019 and 2018, respectively.
•Ms. Rawson received $8,807 and $7,996 for the Company’s contribution to the 401(k) retirement plan in 2019 and 2018, respectively.
•Mr. Tchelet received $11,759 for sales commission earned in 2018.
(5) Ms. Rawson was promoted to Chief Financial Officer in June 2019, and she previously served as the Company’s Chief Accounting Officer since March 2018. Prior to that, Ms. Rawson was the Company’s Director of Financial Reporting.
(6) The amounts represent the compensation for services of Mr. Tchelet for the year ended December 31, 2018 and 2019, in accordance with the Sky Blue Biotech Agreement indicated below.
(7) The amounts represent the compensation for services of Mr. Jones for the year ended December 31, 2018 and 2019, in accordance with the Jones Consultant Agreement indicated below.

Employment Arrangements
During 2019, the Company had employment arrangements with certain of its named executive officers, each of which is described below.
Mark A. Emalfarb
On June 21, 2016, the Company entered into an employment agreement (the “Emalfarb Agreement”) with Mr. Emalfarb. The Emalfarb Agreement has an initial term of three years and automatic renewals of two years at the end of each term, unless either party provides a notice of nonrenewal, and provides that Mr. Emalfarb be employed as our President and Chief Executive Officer and that we will cause Mr. Emalfarb to be elected as a member of the Board. The material terms of the Emalfarb Agreement are summarized below:
Base Salary and Bonus. The Emalfarb Agreement provided for an annual base salary of $375,000, which was increased to $405,000 in January 2019, to $475,000 in June 2019, and to $500,000 in January 2020, in recognition of his successful efforts in every area of the business in 2018 and 2019. The Emalfarb Agreement also provided for an annual bonus award, with the timing and amount of any such bonus determined in the sole discretion of the Compensation Committee of the Board, who determined to award Mr. Emalfarb a cash bonus of $200,000 for 2018 and $250,000 for 2019.
Performance Stock Options. The Emalfarb Agreement provided Mr. Emalfarb the opportunity to be awarded annual stock option grants, each such annual option incentive stock option grant will be to purchase up to three hundred thousand (300,000) shares of common stock (the “Maximum Option Bonus”) based on performance achievements. Performance incentives will be based solely on the Compensation Committee’s evaluation of Mr. Emalfarb’s performance during that time period.
For fiscal years 2019 and 2018, Mr. Emalfarb received a stock option grant to purchase 300,000 shares of common stock for his annual performance, representing 100% of the Maximum Option Bonus. All options granted to Mr. Emalfarb for fiscal year 2018 vested immediately upon grant and have a five-year term from the date of grant. All options granted to Mr. Emalfarb for fiscal year 2019 vest annually in equal installments over four years and have a ten-year term from the date of grant.
Stock Exchange Stock Option. In addition, Mr. Emalfarb received a stock option grant to purchase up to four hundred thousand (400,000) shares of common stock at an exercise price of $1.67, equal to the closing price of Dyadic common stock on June 21, 2016. The stock option would vest and become exercisable only if the Company’s shares of common stock commence trading on the NASDAQ Capital Markets or other stock exchange approved by the Board. The Stock Exchange stock option grant has a five-year term. All 400,000 stock options granted to Mr. Emalfarb in 2016 became vested, upon the Company’s uplisting to the NASDAQ in April 2019.
Licensing/Collaboration Transaction Stock Options. A stock option to purchase up to six hundred thousand (600,000) shares of common stock shall be proportionally awarded, vest and become exercisable when each of three (3) Bona Fide Licensing / Collaboration Transactions are entered into with the Company. A Bona Fide transaction is defined as a license, joint venture or other collaboration for a specific biologic with the intent to commercialize and/or a license agreement that generates a cumulative five million dollars in non-refundable cash, or when either the vaccine or biologics pharmaceutical business categories are sold. On November 12, 2019, the Company entered into an amendment (the “Amendment”) to the Emalfarb Agreement. Pursuant to the Amendment, the stock options to be awarded to Mr. Emalfarb upon the Company entering into a first or second licensing and/or collaboration transaction, as provided in the Emalfarb Agreement, shall each be awarded on the date of the relevant licensing and/or collaboration transaction and shall each have a fixed exercise date on the tenth anniversary of the date of grant.
Severance Terms. Mr. Emalfarb will be eligible for severance benefits comparable to other executives at his level. In addition, if Mr. Emalfarb’s employment is terminated by the Company without cause, by Mr. Emalfarb for good reason, or due to Mr. Emalfarb’s death or disability, then the Company shall fulfill its obligations as for annual base salary through the effective date of termination and he will be entitled to receive his accrued but unpaid vacation through the date thereof plus, in the sole discretion of the Compensation Committee, the Maximum Option Bonus and performance incentive may be awarded. In addition, all of Mr. Emalfarb’s unvested Stock Exchange Stock Options and Licensing/Collaboration Transaction Stock Options will vest immediately in the event milestones for which the options would have been awarded are achieved within one year from the date of termination or upon a change of control.

Change of Control. In the sole discretion of the Compensation Committee, Mr. Emalfarb may be awarded an additional bonus on or before the occurrence of a change of control.
Side Letter. In connection with the execution of the Emalfarb Agreement, the Company and Mr. Emalfarb entered into a separate agreement (the “Side Letter”) under which the Company agreed to pay Mr. Emalfarb in monthly installments over the initial term of the Emalfarb Agreement, $1,335,000, equal to the amount of the severance payments that would have been payable under his previous employment agreement if Mr. Emalfarb resigned for “good reason” in connection with a change in control. All payments under this Side Letter have been made, and the Company has no additional obligation associated with this Side Letter as of June 2019.
Ping W. Rawson
In connection with Ping Rawson’s appointment as the Company’s Chief Financial Officer in June 2019, the Board approved her base salary at $225,000 per year, which was increased to $231,750 per year in January 2020, which increase was consistent with annual increases for the majority of the Company’s employees. Ms. Rawson will also receive discretionary annual cash bonuses and other equity compensation as determined by the Company.
For fiscal year 2019, Ms. Rawson received stock option grants to purchase 100,000 shares of common stock for her annual performance in January 2019 and additional 25,000 options associated with her promotion to the CFO in June 2019. Ms. Rawson also received a cash bonus of $56,250 based on her annual performance.
In connection with Ms. Rawson’s appointment as the Company’s Accounting Officer in March 2018, the Company granted Ms. Rawson a sign-on award of 50,000 stock options that will vest annually in equal installments over four years, and a conditional award of 50,000 stock options that would vest upon the Company’s becoming an SEC reporting entity. In November 2018, the Company granted Ms. Rawson a special performance-based award of 125,000 options, which would vest upon the Company’s successful uplisting to the NASDAQ or a national stock exchange. Ms. Rawson will be eligible for twelve (12) months of severance benefits, if her services are no longer required due to a change of control or any reason other than for cause. A total of 175,000 of the options vested upon the Company becoming an SEC reporting entity and listing on the NASDAQ in 2019.
Ronen Tchelet, Ph.D.
We entered into a consulting agreement with Sky Blue Biotech kft, dated January 1, 2016 (the “Sky Blue Biotech Agreement”), to engage Mr. Tchelet to serve as our Vice President of Research and Business Development. The engagement term of the Sky Blue Biotech Agreement is one year and will renew annually on the anniversary date of the agreement, unless the Company or Mr. Tchelet provides notice of non-renewal any time after the one year anniversary date with not less than 90 days’ notice. Mr. Tchelet is subject to an annual performance evaluation and adjustment of his base consulting fees, in the sole discretion of the Company. Mr. Tchelet was compensated EUR €180,000 per annum in 2018 for the consulting services provided, which was increased to EUR €185,400 per annum in January 2019, and to EUR €190,962 in January 2020, which increase was consistent with annual increases for the majority of the Company’s employees.
Mr. Tchelet is also eligible for a discretionary annual target bonus of up to 40% of his base contract amount if specific performance targets are met. For fiscal year 2019, Mr. Tchelet received a cash bonus of EUR €37,080. For fiscal years 2019 and 2018, Mr. Tchelet received stock option grants to purchase 75,000 and 100,000 shares of common stock for his annual performance, respectively. All options granted to Mr. Tchelet for fiscal years 2019 and 2018 vest upon the one-year anniversary and have a ten-year term from the date of grant.
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

Matthew S. Jones
We entered into a consulting agreement with Novaro Ltd. dated March 31, 2017 (the “Jones Consultant Agreement”) to engage Mr. Jones as our Managing Director Business Development and Licensing. The engagement term of the Jones Consultant Agreement is one year and will renew annually on the anniversary date of the agreement, unless the Company or Novaro Ltd. provides notice of non-renewal any time after the first annual anniversary date with then not less than 90 days’ notice. Mr. Jones is subject to an annual performance evaluation and adjustment of his base consulting fees, in the sole discretion of the Company. Mr. Jones was compensated £203,528 per annum in 2018 for the consulting services provided, which was increased to £209,634 per annum in January 2019, and to £215,923 in January 2020, which increase was consistent with annual increases for the majority of the Company’s employees.
Mr. Jones is also eligible for a discretionary annual target bonus of up to 40% of the base contract value if specific performance targets are met as specified in the Jones Consultant Agreement. For fiscal year 2019, Mr. Jones received a cash bonus of £62,890. For fiscal years 2019 and 2018, Mr. Jones received stock option grants to purchase 50,000 and 100,000 shares of common stock for his annual performance, respectively. In March 2018, the Company granted Mr. Jones a special award of 50,000 stock options in recognition of his achievements in business development. All options granted to Mr. Jones during fiscal years 2019 and 2018 vest upon the one-year anniversary and have a ten-year term from the date of grant.
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

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the outstanding equity award holdings held by our “named executive officers” (as defined by the SEC’s disclosure requirements) at December 31, 2019.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name		(#) exercisable	(#) unexercisable	(#)	($)		(#)	($)	(#)	($)
Mark A. Emalfarb		100,000	—	—	1.67	6/20/2021	—	—	—	—
		400,000	—	—	1.67	6/20/2021	—	—	—	—
		150,000	—	—	1.63	1/3/2022	—	—	—	—
		270,000	—	—	1.39	1/2/2023	—	—	—	—
		300,000	—	—	1.87	1/2/2024	—	—	—	—
Ping W. Rawson	(1)	18,750	6,250	—	1.62	6/26/2026	—	—	—	—
	(1)	5,945	5,945	—	1.63	1/3/2027	—	—	—	—
	(1)	7,500	22,500	—	1.39	1/2/2028	—	—	—	—
		50,000	—	—	1.44	3/19/2028	—	—	—	—
	(1)	12,500	37,500	—	1.44	3/19/2028	—	—	—	—
		125,000	—	—	1.76	11/16/2028	—	—	—	—
	(1)	—	100,000	—	1.87	1/2/2029	—	—	—	—
		25,000	—	—	6.26	6/28/2029	—	—	—	—
Ronen Tchelet, Ph.D.	(1)	150,000	50,000	—	1.57	1/18/2026	—	—	—	—
		50,000	—	—	1.63	1/3/2027	—	—	—	—
		60,000	—	—	1.39	1/2/2028	—	—	—	—
	(2)	—	100,000		1.87	1/2/2029	—	—	—	—
Matthew S. Jones		40,000	—	—	1.63	1/3/2027	—	—	—	—
		50,000	—	—	1.39	1/2/2028	—	—	—	—
		50,000	—	—	1.44	3/19/2028	—	—	—	—
	(2)	—	100,000		1.87	1/2/2029	—	—	—	—
___________________
Notes:
(1) The options vest annually in equal installments over four years subsequent to the grant date.
(2) The options will vest upon the one-year anniversary subsequent to the grant date.

Pension Benefits
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) in place, under which participants may elect to defer up to 100% of their compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. Employee contributions may begin 90 days after the date of hire and are immediately vested. The 401(k) Plan provides a safe harbor basic match contribution for all eligible employees who make salary deferrals. The match contribution is equal to 100% of the employee’s salary deferral up to 4% of such employee’s annual deferred compensation. This match contribution is credited to the employee’s account and is 100% vested at the time of contribution.

Director Compensation
The following table sets forth the total compensation for our non-employee directors for the year ended December 31, 2019:

Name	Fees earned or paid in cash (1)	Stock awards ($)	Options awards ($) (1)(2)(3)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Michael P. Tarnok	$73,500	$—	$80,500	$—	$—	$—	$154,000
Jack L. Kaye (4)	$72,300	$—	$94,000	$—	$—	$—	$166,300
Seth J. Herbst, MD	$60,000	$—	$27,000	$—	$—	$—	$87,000
Arindam Bose, Ph.D.(4)	$67,500	$—	$94,000	$—	$—	$—	$161,500
Barry C. Buckland, Ph.D.	$60,000	$—	$27,000	$—	$—	$—	$87,000
___________________
Notes:
(1) Directors who are also employees or officers of the Company or any of its subsidiaries do not receive any separate compensation as a director. Non-employee directors receive an annual retainer for Board service of $60,000, paid in equal monthly installments. The annual stock option award for non-employee directors is 50,000 options. Prior to June 25, 2019, a director who served as Chairman of the Board also received an additional annual retainer of $12,000 paid in equal monthly installments and a director who served as Chair of the Audit Committee also received an additional annual retainer of $9,600 paid in equal monthly installments. All options granted to directors prior to June 25, 2019 vest 25% upon grant and the remaining 75% will vest annually in equal installments over four years. Effective June 25, 2019, the following changes were made: (1) a director who serves as Chairman of the Board, Chair of the Audit Committee, and Chair of the Science and Technology Committee shall each receive an additional annual retainer of $15,000 and 25,000 stock options, and (2) all options granted to directors will vest upon the one-year anniversary subsequent to the grant date. Accordingly, additional 25,000 options were granted to Mr. Tarnok, Mr. Kaye and Dr. Bose on June 25, 2019, and monthly installments based on the new annual retainer rate were applied starting from July 2019.
(2) The Stock Option Awards represented the grant date fair market value of each option granted in 2019, computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in the notes to our consolidated financial statements.
(3) Options to purchase 280,000 shares (Mr. Tarnok), 280,000 shares (Mr. Kaye), 350,000 shares (Mr. Herbst), 280,000 shares (Mr. Bose), and 85,000 shares (Mr. Buckland) were outstanding at December 31, 2019.
(4) In January 2019, the following special awards were granted: (1) additional 25,000 options were granted to Mr. Kaye in recognition of the level of effort required of him in his role as the Chair of the Audit Committee and member of the Compensation Committee, and (2) additional 25,000 options were granted to Dr. Bose in recognition of his contributions to the Company’s R&D strategies and accomplishments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2019 (except as noted below), by:
•each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•each of our directors, named executive officers; and
•all of our directors and executive officers as a group.
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within sixty (60) days of December 31, 2019. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.
As of December 31, 2019, the Company has 39,612,659 shares of common stock issued and 27,359,157 shares of common stock outstanding with the remaining 12,253,502 shares held in treasury. The beneficial ownership table below includes those shares of common stock underlying options that are currently exercisable or exercisable within sixty (60) days of December 31, 2019, but excludes those shares issued or repurchased subsequent to December 31, 2019:

Name and Address of Beneficial Owner (1)	Number of Common Shares Held	Options Exercisable within 60 Days	Number of Common Share Equivalents Beneficially Owned	Percentage of Common Share Equivalents Beneficially Owned (%) (2)
5% Shareholders:
Mark A. Emalfarb (3)	4,166,987	1,220,000	5,386,987	18.8%
The Francisco Trust U/A/D February 28, 1996 (4)	3,781,849	—	3,781,849	13.8%

Named Executive Officers and Directors:
Mark A. Emalfarb (3)	4,166,987	1,220,000	5,386,987	18.8%
Michael P. Tarnok	188,929	194,063	382,992	1.4%
Jack L. Kaye	72,707	180,001	252,708	*
Seth J, Herbst, M.D.	30,000	289,063	319,063	1.2%
Arindam Bose, Ph.D.	—	160,313	160,313	*
Barry C. Buckland, Ph.D.	—	38,125	38,125	*
Ping W. Rawson	18,500	280,168	298,668	1.1%
Ronen Tchelet, Ph.D.	—	410,000	410,000	1.5%
Matthew S. Jones	—	240,000	240,000	*
All current executive officers and directors as a group	4,477,123	3,011,733	7,488,856	24.7%
(9 persons)
______________
Notes:
(*) Less than 1%
(1)Except as otherwise noted, the address for each shareholder is c/o Dyadic International, Inc., 140 Intracoastal Pointe Drive, Suite 404, Jupiter, FL 33477.
(2)Based on 27,359,157 shares of common stock outstanding as of December 31, 2019. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)Includes 4,166,987 shares held by Mark A. Emalfarb beneficially through the MAE Trust U/A/D October 1, 1987, of which Mr. Emalfarb is the sole beneficiary and serves as sole trustee. In addition, Mr. Emalfarb holds 1,220,000 shares of common stock underlying options that are presently exercisable. Based on the information available to us, the address of the MAE Trust U/A/D October 1, 1987 is 193 Spyglass Court, Jupiter, 33477.
(4)The trustee of the Francisco Trust is Adam Morgan, and the beneficiaries thereof are the spouse and descendants of Mark A. Emalfarb. The address of the Francisco Trust is 3128 San Michele Drive, Palm Beach Gardens, Florida 33418. Mr. Emalfarb disclaims beneficial ownership of such shares.

Equity Compensation Plan Information
The 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by the Board on April 28, 2011 and approved by the Company’s stockholders on June 15, 2011. The 2011 Plan serves as the successor to the Company’s 2006 Stock Option Plan (the “2006 Plan”). Since the effective date of the 2011 Plan, all future equity awards were made from the 2011 Plan, and no additional awards will be granted under the 2006 plan. Under the 2011 Plan, 3,000,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of share-based compensation awards, plus any shares available for issuance under the 2006 Plan or are subject to awards under the 2006 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2006 Plan. In accordance with the provision of the 2011 Plan, the Board approved an increase of 1,500,000 shares each year to the plan on January 1, 2019 and 2020.
The following table summarizes information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,860,390	$1.76	1,547,211
___________________
Note:
(1) Includes options only.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
One of our principal stockholders, the Francisco Trust, which owns 13.8% of our common stock, is administered by Mr. Adam Morgan as trustee. The beneficiaries of the Francisco Trust are the descendants and spouse of Mr. Emalfarb. Apart from these relationships, there are no family relationships among or between our officers, directors and beneficial owners of more than five percent (5%) of our common stock. In accordance with a divorce decree dated March 18, 2014, Lisa K Emalfarb, the former spouse of Mr. Emalfarb, is no longer a beneficiary of the Francisco Trust.
Stock Options Granted to Executive Officers and Directors
We have granted stock options to our executive officers and directors, as more fully described in the section above entitled “Executive Compensation”.
Indemnification Agreements
We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers.
Related Party Transactions Policy
Our Audit Committee charter requires that our Board review and approve, if the duty is not delegated to a comparable body of the Board, all related party transactions in accordance with the regulations of the SEC.
Independence of Directors
In evaluating the independence of its members and the composition of the committees of the Board, the Board utilizes the definition of independence as that term is defined under the published listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests. For example, an independent director may not be employed by us and may not engage in certain types of business dealings with the Company. In addition, as further required by NASDAQ rules, the Board has made a subjective determination as to each independent director that no relation exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and by the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management. We believe that Drs. Herbst, Bose and Buckland, as well as Messrs. Kaye and Tarnok qualify as independent directors. In addition, our Board has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of the Audit Committee in accordance with the rules of the SEC and NASDAQ.

Item 14.	Principal Accounting Fees and Services
In connection with the audit of our 2019 and 2018 consolidated financial statements, we entered into engagement letters with Mayer Hoffman McCann P.C.(“MHM”) which set forth the terms by which MHM agreed to perform audit services for us.
The following table presents fees billed, by our independent registered public accounting firm for professional services, in the years indicated, by category, as described in the notes to the table.

	Years Ended December 31,
	2019	2018
Audit fees (1)	$138,700	$146,000
Audit-related fees (2)	11,000	25,500
Tax fees (3)	13,500	42,900
Total fees	$163,200	$214,400
___________
Notes:
(1) Audit fees consist of fees billed for professional services by MHM for audit and quarterly review of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filing or engagement for those years related to our periodic and current OTC Markets (2018), NASDAQ Capital Markets (2019), and SEC filings and registration statements.
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
(a) Financial Statement
Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.
(b) Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
2.1*#	Investment Shareholders Agreement with respect to Biotechnology Developments for Industry, S.L, and VLP The Vaccines Company, S.L.U. dated June 30, 2017	10-12G	2.1	January 14, 2019

3.1#	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2#	Second Amended and Restated Bylaws dated December 13, 2018	10-12G	3.2	January 14, 2019
4.1#	Specimen Stock Certificate Evidencing Shares of Common Stock	10-12G	4.1	January 14, 2019
4.2	Description of Securities				x
10.1**#	Dyadic International, Inc. 2006 Stock Option Plan	10-12G	10.1	January 14, 2019
10.2**#	Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.2	January 14, 2019
10.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.3	January 14, 2019
10.4**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.4	January 14, 2019
10.5**#	Employment Agreement, dated June 16, 2016, and First Amendment dated January 23, 2017, by and between Dyadic International, Inc. and Mark A. Emalfarb	10-12G	10.5	January 14, 2019
10.5.1**#	Second Amendment to Employment Agreement between Dyadic International, Inc. and Mark A. Emalfarb, dated as of November 12, 2019	8-K	10.1	November 13, 2019
10.7**#	Consulting Agreement, dated January 1, 2016, by and between Dyadic Netherlands B.V. and Sky Blue Biotech kft on behalf of Ronen Tchelet	10-12G	10.7	January 14, 2019
10.8**#	Consulting Agreement, dated March 13, 2017, by and between Dyadic International, Inc. and Novaro Ltd. on behalf of Matthew Jones	10-12G	10.8	January 14, 2019
10.9**#	Compensation Letter, dated March 26, 2018, by and between Dyadic International, Inc. and Ping W. Rawson	10-12G	10.9	January 14, 2019
10.10#	Form of Director and Officer Indemnification Agreement	10-12G	10.10	January 14, 2019
10.11#	Intracoastal Pointe Office Building Lease Agreement by and between Dyadic International, Inc. and Quentin Partners Co. dated December 30, 2010 and Renewal of Lease dated June 21, 2019				x
10.12†#	Pharma License Agreement with Danisco US, Inc. dated December 31, 2015	10-12G	10.12	January 14, 2019
10.13†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated September 2, 2016	10-12G	10.13	January 14, 2019
10.13.1†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated June 28, 2019	8-K	10.1	July 5, 2019
10.14†#	Research Services Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.14	January 14, 2019
10.15†#	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.15	January 14, 2019
10.16†#	Feasibility Study Agreement with Sanofi-Aventis Deutschland GmbH dated September 7, 2018	10-12G	10.16	January 14, 2019
10.17†#	License Agreement with VTT Technical Research Centre of Finland Ltd dated July 17, 2017	10-12G	10.17	January 14, 2019
10.18†#	Research and Commercialization Collaboration Agreement with Serum Institute of India Pvt. Ltd., dated May 7, 2019	8-K	10.1	May 8, 2019
10.19†#	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019	8-K	10.1	May 8, 2019

10.20†#	Sub-License Agreement among Dyadic International (USA), Inc., Luina Bio Pty Ltd. and Novovet Pty Ltd, dated April 26, 2019	8-K	10.1	May 2, 2019
10.20.1†#	Shareholders Agreement among Dyadic International (USA), Inc., JCL Biologics Pty Ltd and Novovet Pty Ltd, dated April 26, 2019	8-K	10.2	May 2, 2019
14	Code of Ethics (1)				(1)
21.1#	Subsidiaries of the Registrant	10-12G	21.1	January 14, 2019
31.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Chief Financial Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

DYADIC INTERNATIONAL, INC.

March 30, 2020	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

March 30, 2020	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Emalfarb	Chief Executive Officer, Director	March 30, 2020
Mark A. Emalfarb	(Principal Executive Officer)

/s/ Ping W. Rawson	Chief Financial Officer	March 30, 2020
Ping W. Rawson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael P. Tarnok	Chairman, Director	March 30, 2020
Michael P. Tarnok

/s/ Jack L. Kaye	Director	March 30, 2020
Jack L. Kaye

/s/ Seth J. Herbst	Director	March 30, 2020
Seth J. Herbst, MD

/s/Arindam Bose	Director	March 30, 2020
Arindam Bose, Ph.D.

/s/Barry C. Buckland	Director	March 30, 2020
Barry C. Buckland, Ph.D.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Dyadic International, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dyadic International, Inc. and Subsidiaries (“Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019, under the modified retrospective transition approach.

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
We have served as the Company’s auditor since 2008.
Clearwater, FL
March 30, 2020

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,823,544	$2,386,314
Short-term investment securities	29,399,146	38,816,441
Interest receivable	329,711	294,240
Accounts receivable	558,530	318,744
Income tax receivable	250,308	506,866
Prepaid research and development	—	253,446
Prepaid expenses and other current assets	277,999	172,001
Total current assets	35,639,238	42,748,052

Non-current assets:
Long-term investment securities	1,511,636	—
Long-term income tax receivable	250,308	500,616
Other assets	51,314	52,139
Total assets	$37,452,496	$43,300,807

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$943,378	$309,060
Accrued expenses	566,003	399,576
Deferred research and development obligations	78,644	141,002
Total current liabilities	1,588,025	849,638

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 39,612,659 and 38,966,988, outstanding shares - 27,359,157 and 26,713,486 as of December 31, 2019 and 2018, respectively	39,613	38,967
Additional paid-in capital	96,105,851	94,385,230
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(41,351,078)	(33,043,113)
Total stockholders’ equity	35,864,471	42,451,169
Total liabilities and stockholders’ equity	$37,452,496	$43,300,807

The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenues:
Research and development revenue	$1,681,076	$1,295,451

Costs and expenses:
Costs of research and development revenue	1,459,701	1,027,278
Research and development	3,087,597	2,101,628
Research and development - related party	868,720	1,215,536
General and administrative	5,519,922	4,522,676
Foreign currency exchange loss (gain), net	27,725	20,778
Total costs and expenses	10,963,665	8,887,896

Loss from operations	(9,282,589)	(7,592,445)

Interest income	984,930	894,532

Loss before income taxes	(8,297,659)	(6,697,913)

Provision for (benefit from) income taxes	10,306	(1,006,157)

Net loss	$(8,307,965)	$(5,691,756)

Basic and diluted net loss per common share	$(0.31)	$(0.21)

Basic and diluted weighted-average common shares outstanding	27,003,695	27,673,300

The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at December 31, 2017	38,936,988	$38,937	(10,609,177)	$(16,625,873)	$93,913,557	$(27,351,357)	$49,975,264

Stock-based compensation	—	—	—	—	467,203	—	467,203

Exercise of stock options	30,000	30	—	—	4,470	—	4,500

Repurchases of common stock	—	—	(1,644,325)	(2,304,042)	—	—	(2,304,042)

Net loss	—	—	—	—	—	(5,691,756)	(5,691,756)

Balance at December 31, 2018	38,966,988	$38,967	(12,253,502)	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169

Stock-based compensation	—	—	—	—	1,171,079	—	1,171,079

Exercise of stock options	645,671	646	—	—	549,542	—	550,188

Net loss	—	—	—	—	—	(8,307,965)	(8,307,965)

Balance at December 31, 2019	39,612,659	$39,613	(12,253,502)	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471

The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(8,307,965)	$(5,691,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,171,079	467,203
Amortization of held-to-maturity securities, net	198,208	676,644
Foreign currency exchange loss (gain), net	27,725	20,778
Changes in operating assets and liabilities:
Interest receivable	(35,471)	195,601
Accounts receivable	(252,772)	(59,984)
Income tax receivable	506,866	(1,007,482)
Prepaid research and development	253,446	913,013
Prepaid expenses and other current assets	(105,707)	(17,395)
Accounts payable	657,658	(195,755)
Accrued expenses	166,399	251,617
Deferred research and development obligations	(62,358)	141,002
Income taxes payable	—	(100,675)
Net cash used in operating activities	(5,782,892)	(4,407,189)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(47,615,550)	(49,734,681)
Proceeds from maturities of investment securities	55,323,000	53,063,000
Net cash provided by investing activities	7,707,450	3,328,319

Cash flows from financing activities
Repurchases of common stock	—	(2,304,042)
Proceeds from exercise of options	550,188	4,500
Net cash provided by (used in) financing activities	550,188	(2,299,542)
Effect of exchange rate changes on cash	(37,516)	(21,622)
Net decrease in cash and cash equivalents	2,437,230	(3,400,034)
Cash and cash equivalents at beginning of period	2,386,314	5,786,348
Cash and cash equivalents at end of period	$4,823,544	$2,386,314

Supplemental cash flow information
Cash received from income tax refund	$506,866	$—
The accompanying notes are an integral part of these audited consolidated financial statements

Notes to Consolidated Financial Statements
Note 1: Organization and Summary of Significant Accounting Policies
Description of Business
Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”,or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and currently two research organizations performing services under contract to Dyadic in Finland and Spain. Over the past two decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly Myceliophthora thermophila) fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.

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
After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines and drugs, such as virus-like particles (VLPs), protein antigens, monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is aiming to develop products such as innovative vaccines and drugs, biosimilars and/or biobetters.

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
For the years ended December 31, 2019 and 2018, the Company’s revenue was generated from ten and six customers, respectively. At December 31, 2019 and 2018, the Company’s account receivable was from five and four customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.
The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. As of and for the year ended December 31, 2019, the Company had four customers outside of the United Sates (i.e. European and Indian customers) that accounted for approximately 71.5% or $1,202,000 of total revenue and approximately 69.5% or $388,000 of accounts receivable. As of and for the year ended December 31, 2018, the Company only had one customer outside of the United States (i.e., European customer) that accounted for approximately 21.7% or $281,000 of total revenue and 100% of the Company’s accounts receivable was from the United States.
The Company uses a few contract research organizations (“CROs”) to conduct its research projects. For the years ended December 31, 2019 and 2018, one CRO accounted for approximately 86.6% and 88.4% of total research services we purchased, respectively. At December 31, 2019, approximately $706,000 or 74.9% of accounts payable was related to this CRO. At December 31, 2018, approximately $237,000 or 76.8% of accounts payable was to this CRO. The loss of business from this CRO or a combination of the Company’s CROs could adversely affect its operations.
Cash and Cash Equivalents
We treat highly liquid investments with original maturities of three months or less when purchased as cash equivalents, including money market funds, which are unrestricted for withdrawal or use.
Investment Securities
The Company invests excess cash balances in short-term and long-term investment grade securities. Short-term investment securities mature within twelve (12) months or less, and long-term investment securities mature over twelve (12) months from the applicable reporting date. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company’s investments in debt securities have been classified and accounted for as held-to-maturity. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity security. When a debt security is purchased at a premium, both the face value of the debt and premium amount are reflected as investing outflow. Other-than-temporary impairment charges, if incurred, will be included in other income (expense).
The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheet. As of December 31, 2019 and 2018, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of December 31, 2019 and 2018.
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
Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of December 31, 2019 and 2018.

Accounts receivable consist of the following:

	December 31,
	2019	2018
Billed receivable	$432,546	$193,065
Unbilled receivable	125,984	125,679
	$558,530	$318,744

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
Prepaid insurance	$173,890	$91,725
Prepaid expenses - various	101,221	77,249
Prepaid taxes	2,888	3,027
	$277,999	$172,001
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
Accounts Payable
Accounts payable consist of the following:

	December 31,
	2019	2018
Research and development expenses	$766,001	$240,064
Legal expenses	26,994	—
Other	150,383	68,996
	$943,378	$309,060
Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2019	2018
Employee wages and benefits	$474,388	$268,287
Research and development expenses	69,795	49,666
Other	21,820	81,623
	$566,003	$399,576

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
Under the input method, revenue will be recognized on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation. The Company believes that the cost-based input method is the best measure of progress to reflect how the Company transfers its performance obligation to a customer. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the performance obligation. These costs consist primarily of full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.
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
Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Outside contracted services	$2,578,507	$1,637,953
Contracted services - related party	868,720	1,215,536
Personnel related costs	423,898	376,312
Facilities, overhead and other	85,192	87,363
	$3,956,317	$3,317,164

Foreign Currency Transaction Gain or Loss
The Company uses the U.S. dollar as its functional currency, and it initially measures the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and property and non-monetary assets and liabilities are converted at historical rates.
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
The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2014. The United States Internal Revenue Service (the “IRS”) has completed its review of the Company’s 2015 tax filing on October 17, 2017, and no changes were required. See Note 4 for further discussion on the IRS examination of the 2016 tax return.
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
Stock-Based Compensation
We recognize all share-based payments to employees and our Board of Directors (the “Board”), as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations based on the grant date fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur.
For performance-based awards, the Company recognizes related stock-based compensation expense based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

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
For the years ended December 31, 2019 and 2018, the effect of the potential exercise of options to purchase 3,860,390 and 3,552,890 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements Not Adopted as of December 31, 2019
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in the first quarter of 2020. The Company does not expect ASU 2016-13 to have a material impact on our consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve (12) months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Companies are required to recognize and measure leases using a modified retrospective approach at either the beginning of the earliest comparative period presented or the beginning of the reporting period in which the entity first applies the new standard. ASU 2016-02 was effective for the Company beginning in the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures, as the Company’s leases are one year or less and not required to recognize lease assets or liabilities under the new guidance.
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

Note 2: Cash, Cash Equivalent, and Investments
The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and short-term and long-term investment securities by major security type as of December 31, 2019 and 2018:

	December 31, 2019
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,010,510	$—	$—	$1,010,510
Money Market Funds	1	3,813,034	—	—	3,813,034
Subtotal		4,823,544	—	—	4,823,544
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	29,387,053	5,898	(17,991)	29,399,146
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	1,528,190	16,554	—	1,511,636
Total		$35,738,787	$22,452	$(17,991)	$35,734,326

	December 31, 2018
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,048,272	$—	$—	$1,048,272
Money Market Funds	1	1,338,042	—	—	1,338,042
Subtotal		2,386,314	—	—	2,386,314
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	38,731,120	—	(85,321)	38,816,441
Total		$41,117,434	$—	$(85,321)	$41,202,755
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
(3) Long-term investment securities will mature longer than 12 months from the applicable reporting date.
(4) The premium paid to purchase held-to-maturity investment securities was $233,550 and $378,681 for the years ended December 31, 2019 and 2018, respectively.

The Company considers declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company performed a valuation analysis of the components of the transaction and allocated the consideration based on the relative fair value of each component. As the fair value of BDI equity interest was considered immaterial, the RSA Initial Payment of approximately USD $1.1 million (EUR €1 million) was accounted for as a prepaid research and development collaboration payment on our consolidated balance sheet, and both the collaboration payment under the RSA and the SFA Commitment of USD $1 million paid by Dyadic was expensed as the related research services are performed by BDI. BDI has completed its services under the RSA in June 2019, and the entire amount of the RSA Initial Payment was expensed. As of December 31, 2019, Dyadic has fulfilled its SFA commitment, and all research projects under the SFA were completed.

As of December 31, 2019 and 2018, the prepaid research and development collaboration related to BDI recorded on our consolidated balance sheets were none and approximately $0.3 million, respectively. For the year ended December 31, 2019 and 2018, research and development expenses related to BDI were recorded as research and development - related party in our consolidated statements of operations in the amount of approximately $0.9 million and $1.2 million, respectively.

Novovet and Luina Bio Sub-License
On April 26, 2019, the Company entered into a sub-license agreement (the “Luina Bio Sub-License Agreement”) with Luina Bio Pty Ltd. (“Luina Bio”) and Novovet Pty Ltd (“Novovet”). Under the terms of the Luina Bio Sub-License Agreement, the Company granted to Novovet, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a worldwide sub-license to certain patent rights and know-how related to Dyadic’s proprietary C1 gene expression platform for the exclusive and sole purpose of commercializing certain targeted antigen and biological products for the prevention and treatment of various ailments for companion animals.

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

The Company evaluated the nature of its equity interest investment in Novovet and determined that Novovet is a VIE, because Novovet does not have sufficient equity to finance its activities without additional financial support from third party investors or lenders. However, the Company is not the primary beneficiary of Novovet as Dyadic does not have the power to control or direct the activities of Novovet that most significantly impact the VIE. As a result, the Company will not consolidate its investment in Novovet, but account for under the equity method investment, given that it has the ability to exercise significant influence, but not control, over Novovet.

To date Novovet has not raised the capital required to move this opportunity forward, and therefore, the Company has not transferred its C1 technology to Novovet. Therefore, the Novovet Up-Front Consideration received under the Luina Bio Sub-License Agreement, in the form of a 20% equity interest in Novovet, does not yet meet the revenue recognition criteria under ASC 606. The Company will account for its investment in Novovet and the related income under the equity method of accounting, once the transfer of its C1 technology is completed and Novovet receives adequate financing required to commence its research and development activities.

Alphazyme Sub-License

On May 5, 2019, the Company entered into a sub-license agreement (the “Alphazyme Sub-License Agreement”) with Alphazyme, LLC (“Alphazyme”). Under the terms of the Alphazyme Sub-License Agreement, the Company granted to Alphazyme, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on December 31, 2015, a sub-license to certain patent rights and know-how related to Dyadic’s proprietary C1 gene expression platform for the purpose of commercializing certain pharmaceutical products that are used as reagents to catalyze a chemical reaction to detect, measure, or be used as a process intermediate to produce a nucleic acid as a therapeutic or diagnostic agent.

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

The Company evaluated the nature of its equity interest investment in Alphazyme and determined that Alphazyme is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of Alphazyme as Dyadic does not have the power to control or direct the activities of Alphazyme that most significantly impact the VIE. As a result, the Company does not consolidate its investments in Alphazyme. The Company will account for its investment in Alphazyme under the equity method, given that it has the ability to exercise significant influence, but not control, over Alphazyme.

As of December 31, 2019, the technology transfer of the C1 platform has not completed and Dyadic has not received the Alphazyme Up-Front Consideration. Therefore, no revenue form the Alphazyme Sub-Licensing Agreement was recorded at December 31, 2019.

Upon receipt of the Alphazyme Up-Front Consideration, Dyadic will become a party to the Alphazyme Limited Liability Company Agreement pursuant to which the Company will agree to certain customary rights, covenants and obligations.

Research and Commercialization Collaboration with Serum Institute of India
On May 7, 2019, the Company entered into a research and commercialization collaboration with Serum Institute of India Pvt., Ltd (“Serum”). Under the terms of this collaboration, Serum anticipates applying Dyadic’s C1 technology to express up to twelve (12) antibodies and vaccines and will undertake commercially best efforts to fully develop and commercialize the proteins expressed from Dyadic’s C1 technology. Dyadic has agreed to grant Serum the option to obtain an exclusive commercial sub-license for each of the twelve (12) proteins in return for certain research funding, milestone payments and royalties for 15 years from the date of the first commercial sale.
For the year ended December 31, 2019, the Company recognized approximately $118,000 in research and development revenue from Serum.

Note 4: Income Taxes
The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and become effective January 1, 2018. The TCJA contains several key provisions, including a reduction in the U.S. Federal corporate income tax rate from 35% to 21% and a change to the corporate alternative minimum tax (“AMT”).
The TCJA eliminated the corporate AMT and permits existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019, and 2020. Any AMT credit carryforwards that do not reduce regular taxes are eligible for a 50% refund in 2018 through 2020, and a 100% refund in 2021. Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable in 2018. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. As of December 31, 2019, we have received 50% or approximately $0.5 million refund for tax year 2018 and expect to receive the remaining 50% over tax years 2019 through 2021.
The significant components of loss before income taxes are as follows:

	Years Ended December 31,
	2019	2018
U.S. operations	$(8,274,712)	$(6,622,695)
Foreign operations	(22,947)	(75,218)
Total loss before provision for income taxes	$(8,297,659)	$(6,697,913)

The significant components of our (benefit) provision for income tax for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
Current and deferred tax (benefit) expense
Federal	$—	$(1,001,233)
State	—	—
Foreign	—	—
	$—	$(1,001,233)

The income tax provision differs from the expense amount that would result from applying the federal statutory rates to income before income taxes due to deferred income tax resulting to permanent differences, state taxes and a change in the deferred tax valuation allowance.
The reconciliation between the statutory tax rate and the Company’s actual effective tax rate is as follows:

	Years Ended December 31,
	2019	2018
Tax at U.S. statutory rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	(4.61)	(4.25)
Non-deductible items	(6.49)	0.44
Change in valuation allowance	30.99	10.25
True-up adjustment	0.18	(0.17)
Foreign operations	(0.07)	(0.28)
Change in tax rates	1.00	—
AMT adjustment	—	0.06
Effective income tax rate	—%	(14.95)%

The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2019	2018
Stock option expense	$275,000	$242,700
NOL carryforward	5,214,200	2,668,000
Research and development credits	1,656,500	1,656,500
Other	4,400	11,200
Deferred tax asset, net of deferred tax liabilities	7,150,100	4,578,400
Valuation allowance	(7,150,100)	(4,578,400)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on management’s evaluation, the net deferred tax asset was offset by a full valuation allowance as of December 31, 2019 and 2018.
The Company had net operating loss (“NOL”) carryforwards available in 2019 that will begin to expire in 2037. As of December 31, 2019, and 2018, the Company had NOLs in the amount of approximately $19.7 million and $9.1 million, respectively.
As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.
On June 20, 2019, the Company received a letter from the IRS informing the Company that its 2016 federal tax return was selected for examination. In August 2019, the Company had a meeting with the IRS agent and subsequently provided the IRS with all requested information under several Information Document Requests (IDRs). Thus far, the Company has not been informed of any issue. As the IRS audit is still in progress, we are unable to predict when the audit will be concluded or whether any assessment will be proposed.
Indian Tax Deducted/Collected at Source
Income generated in India is subject to Tax Deducted at Source (”TDS”), which is a means of collecting income tax at the source when income is generated rather than a later date by the Indian government. The TDS amount paid can be used as foreign tax credit for US tax purposes. However, we do not expect to use the credit due to our loss from operation. As a result, the Company recorded a provision for income taxes of approximately $10,000 as a result of TDS for the year ended December 31, 2019.

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
The Netherlands Office
The Company maintains a small satellite office in Wageningen, Netherlands. In 2018, the Company occupied approximately 258 square feet with annual rentals and common area maintenance charges of approximately $4,700. The lease expired on January 31, 2019, and thereafter, the Company entered into a new lease with the same lessor (the “New Lease”). The New Lease has a one year term with an auto renew period till January 31, 2021, and includes a flexible office space with annual rentals of approximately $4,000.
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
Purchase Obligations
The following table provides a schedule of commitments related to agreements to purchase certain services in the ordinary course of business, as of December 31, 2019:

2020	$2,762,175
2021	1,103,632
2022	496,268
Total	$4,362,075

The purchase obligations in the table above are primarily related to our contracts with the Company’s contract research organizations to provide certain research services. The contracts set forth the Company’s minimum purchase requirements that are subject to adjustments based on certain performance conditions. All contracts expire in 2022.
Legal Proceedings
We are not currently involved in any litigation that we believe could have a materially adverse effect in our financial condition or results of operations. From time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers immaterial, individually and in the aggregate. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The requirement for these provisions is reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable and costly.

Protracted litigation and/or an unfavorable resolution of one or more of proceedings, claims or investigations against the Company could have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

Note 6: Share-Based Compensation
Description of Equity Plans
The 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by the Board on April 28, 2011 and approved by the Company’s stockholders on June 15, 2011. The 2011 Plan serves as the successor to the Company’s 2006 Stock Option Plan (the “2006 Plan”). Since the effective date of the 2011 Plan, all future equity awards were made from the 2011 Plan, and no additional awards will be granted under the 2006 plan. Under the 2011 Plan, 3,000,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of share-based compensation awards, plus any shares available for issuance under the 2006 Plan or are subject to awards under the 2006 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2006 Plan. In accordance with the provision of the 2011 Plan, the Board approved an increase of 1,500,000 shares each year to the plan on January 1, 2019 and 2020.
As of December 31, 2019, the Company had 3,860,390 stock options outstanding and an additional 1,547,211 shares of common stock available for grant under the 2011 Plan. As of December 31, 2018, there were 3,552,890 stock options outstanding and 1,136,211 shares of common stock available for grant under the 2011 Plan.
Stock Options
Options are granted to purchase common stock at prices that are equal to the fair value of the common shares on the date the option is granted. Vesting is determined by the Board at the time of grant. The term of any stock option awards under the Company’s 2011 Plan is no more than 10 years except for qualified options granted to the CEO (five years) and certain contractors (two years).
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
Expected stock price volatility. The expected stock price volatility was calculated based on the Company’s own volatility since the DuPont Transaction. The Company reviews its volatility assumption on an annual basis and has used the Company’s historical volatilities since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure.
Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company uses the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to the CEO (i.e., 5 years) and certain contractors (i.e., 2 years).
Discount for lack of marketability. The Company applies a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144 prior to its April 2019 uplisting to the NASDAQ. The discount for lack of marketability is no longer applicable since the uplisting of the Company’s common stock.
The assumptions used in the Black-Scholes option pricing model for stock options granted for the year ended December 31, 2019 are as follows:

	Years Ended December 31,
	2019	2018
Risk-Free interest rate	1.69% - 2.50%	2.24% - 2.96%
Expected dividend yield	—%	—%
Expected stock price volatility	28.59% - 37.29%	27.80% - 30.36%
Expected life of options	2 - 6.25 Years	5 - 6.25 years
Discount for lack of marketability	0 - 8.48%	9.35%

The following table summarizes the combined stock option activity under the Company’s Equity Compensation Plans:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,712,390	$1.62	6.09	$69,090
Granted	1,120,500	1.44
Exercised	(30,000)	0.15
Expired	—	—
Canceled	(250,000)	1.69
Outstanding at December 31, 2018	3,552,890	$1.57	5.06	$1,149,461
Granted (1)	1,089,000	2.26
Exercised (2)	(781,500)	1.60
Expired	—	—
Canceled	—	—
Outstanding at December 31, 2019	3,860,390	$1.76	5.69	$13,287,932

Exercisable at December 31, 2019	2,747,073	$1.65	4.61	$9,712,729
_________________
Notes:
(1) Represents the following stock options granted:
•Annual share-based compensation awards on January 2, 2019, including: (a) 600,000 stock options with an exercise price of $1.87 per share granted to executives and key personnel, vesting upon grant, or one year anniversary, or vest annually in equal installments over four years, (b)300,000 stock options with an exercise price of $1.87 per share granted to the Board, vesting 25% upon grant and the remaining 75% will vest annually in equal installments over four years, and (c) 24,000 stock options with an exercise price of $1.87 per share granted to employees, vesting annually in equal installments over four years.
•One-time awards granted on (a) January 2, 2019 of 50,000 stock options with an exercise price of $1.87 per share granted to a contractor, vesting upon one year anniversary, (b) March 7, 2019 of 15,000 stock options with an exercise price of $3 per share granted to a contractor, vesting upon one year anniversary, (c) June 25, 2019 of 75,000 stock options with an exercise price of $5.83 per share granted to three members of the Board, vesting upon one year anniversary, and (d) June 28, 2019 of 25,000 stock options with an exercise price of $6.26 per share granted to the Chief Financial Officer, vesting immediately.
(2) Represents the following stock options exercised:
•A total of 781,500 stock options exercised with a weighted average market price of $1.60, including (a) net share exercise of 440,000 stock options resulting in the issuance of 304,171 shares of common stock, and surrender of 135,829 shares, and (b) 341,500 stock options exercised with cash payment.

The weighted average grant-date fair market value of stock options granted for the years ended December 31, 2019 and 2018 was $0.69 and $0.41 respectively, based on the Black-Scholes option pricing model. The intrinsic value of options exercised for the years ended December 31, 2019 and 2018 was $2,925,662 and $39,360, respectively.

As of December 31, 2019 and 2018, total unrecognized compensation cost related to non-vested stock options granted under the Company’s share option plan was $222,330, and $162,786, respectively, which is expected to be recognized over a weighted average period of 1.83 years and 2.39 years, respectively. The Company will adjust unrecognized compensation cost for actual forfeitures as they occur.
Compensation Expenses
We recognize all share-based payments to employees, consultants, and our Board, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur.
For performance-based awards, the Company recognizes related stock-based compensation expense based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. For the year ended December 31, 2019, the Company recognized the expense related to the performance-based awards granted prior years upon the Company’s April 2019 uplisting to the NASDAQ of approximately $483,000.
Total non-cash stock option compensation expense was allocated among the following expense categories:

	Years Ended December 31,
	2019	2018
General and administrative	$1,069,152	$390,854
Research and development	101,927	76,349
Total	$1,171,079	$467,203

Note 7: Shareholders’ Equity
Issuances of Common Stock
The shares of common stock issued for the years ended December 31, 2019 and 2018 were 645,671 and 30,000, respectively, with a weighted average issue price per share of $1.60 and $0.15, respectively.
Stock Repurchases and Buybacks
Stock Repurchase Programs
On February 16, 2016, the Board authorized a one-year stock repurchase program, under which the Company was authorized to repurchase up to $15 million of its outstanding common stock (the “2016 Stock Repurchase Program”). The 2016 Stock Repurchase Program ended on February 15, 2017.
On August 16, 2017, the Board authorized a new one-year stock repurchase program, under which the Company may repurchase up to $5 million of its outstanding common stock (the “2017 Stock Repurchase Program”). On August 6, 2018, the Board authorized an extension of this stock repurchase program through August 15, 2019. The 2017 Stock Repurchase Program ended on August 15, 2019.
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

Treasury Stock
As of December 31, 2019, and 2018, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8: Subsequent Events
For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through March 30, 2020, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.
Our Research Contract with VTT
During the first quarter of 2020, we expanded our research contract with VTT Technical Research Centre of Finland Ltd. to pay an additional EUR €700,000 over the next 19 months to accelerate the glycoengineering work.
Stock Option Grant
On January 2, 2020, the Company granted to executives and key personnel an aggregate of 525,000 stock options with an exercise price of $5.27. The options will vest upon one-year anniversary or annually in equal installments over four years.
On January 2, 2020, the Company granted to the Board an aggregate of 325,000 stock options with an exercise price of $5.27. The options will vest upon one-year anniversary.
On January 2, 2020, the Company granted to non-executive employees an aggregate of 23,000 stock options with an exercise price of $5.27. The options will vest annually in equal installments over four years.
On January 2, 2020, the Company granted 15,000 stock options to a consultant with an exercise price of $5.27. The options will vest upon one-year anniversary.
On March 23, 2020, the Company granted 25,000 stock options to a consultant with an exercise price of $3.99. The options will vest six months from the date of grant.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, however, the Company continues to monitor the situation.