Form 10-Q
period 2020-03-31
DYADIC INTERNATIONAL INC
filed 2020-05-14
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
The number of shares outstanding of each of the registrant’s Common Stock as of May 13, 2020 was 27,469,157.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Information (other than historical facts) set forth in this Quarterly Report contains forward-looking statements within the meaning of the Federal securities laws, which involve many risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Such forward-looking statements are included under Item 2 “Management’s Discussion and Analysis”. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Forward-looking statements involve many risks, uncertainties or other factors within and/or beyond Dyadic’s control. These factors include, but are not limited to (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of the C1 gene expression platform; (9) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd; (10) speculative nature and illiquidity of equity securities received as consideration from sub-licenses; (11) the impact of the novel coronavirus identified as “COVID-19” on our business and operating results; and (12) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Form 10-Q and our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. We caution you that the foregoing list of important factors is not exclusive. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a highly regulated, competitive and rapidly changing environment. Our competitors have far greater resources, infrastructure and market presence than we do which makes it difficult for us to enter certain markets, and/or to gain or maintain customers. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” in this Form 10-Q and elsewhere in our Form 10-K filed with the SEC on March 30, 2020 which could have a material adverse effect on our business, results of operations and financial condition.
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

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,696,831	$4,823,544
Short-term investment securities	26,587,752	29,399,146
Interest receivable	227,146	329,711
Accounts receivable	518,601	558,530
Income tax receivable	500,616	250,308
Prepaid expenses and other current assets	288,495	277,999
Total current assets	32,819,441	35,639,238

Non-current assets:
Long-term investment securities	2,518,160	1,511,636
Long-term income tax receivable	—	250,308
Other assets	50,489	51,314
Total assets	$35,388,090	$37,452,496

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$653,373	$943,378
Accrued expenses	240,003	566,003
Deferred research and development obligations	242,443	78,644
Total current liabilities	1,135,819	1,588,025

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 39,722,659 and 39,612,659, outstanding shares - 27,469,157 and 27,359,157 as of March 31, 2020 and December 31, 2019, respectively	39,713	39,613
Additional paid-in capital	96,707,690	96,105,851
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(43,565,217)	(41,351,078)
Total stockholders’ equity	34,252,271	35,864,471
Total liabilities and stockholders’ equity	$35,388,090	$37,452,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Research and development revenue	$315,372	$402,527

Costs and expenses:
Costs of research and development revenue	278,182	327,903
Research and development	755,453	692,370
Research and development - related party	—	389,473
General and administrative	1,653,392	1,428,067
Foreign currency exchange loss (gain), net	10,867	6,034
Total costs and expenses	2,697,894	2,843,847

Loss from operations	(2,382,522)	(2,441,320)

Interest income	168,383	266,962

Loss before income taxes	(2,214,139)	(2,174,358)

Provision for income taxes	—	900

Net loss	$(2,214,139)	$(2,175,258)

Basic and diluted net loss per common share	$(0.08)	$(0.08)

Basic and diluted weighted-average common shares outstanding	27,452,490	26,713,486

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2019	39,612,659	$39,613	(12,253,502)	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471

Stock-based compensation	—	—	—	—	426,939	—	426,939

Exercise of stock options	100,000	100	—	—	174,900	—	175,000

Net loss	—	—	—	—	—	(2,214,139)	(2,214,139)

Balance at March 31, 2020	39,712,659	$39,713	(12,253,502)	$(18,929,915)	$96,707,690	$(43,565,217)	$34,252,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(2,214,139)	$(2,175,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	426,939	309,563
Amortization of held-to-maturity securities, net	107,256	32,201
Foreign currency exchange loss (gain), net	10,867	5,148
Changes in operating assets and liabilities:
Interest receivable	102,565	3,981
Accounts receivable	35,258	(106,781)
Income tax receivable	—	6,249
Prepaid research and development	—	83,112
Prepaid expenses and other current assets	(10,529)	5,049
Accounts payable	(292,361)	641,799
Accrued expenses	(326,000)	(96,606)
Deferred research and development obligation	163,799	(117,978)
Net cash used in operating activities	(1,996,345)	(1,409,521)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(11,652,385)	(13,190,855)
Proceeds from maturities of investment securities	13,350,000	16,197,000
Net cash provided by investing activities	1,697,615	3,006,145

Cash flows from financing activities
Proceeds from exercise of options	175,000	—
Net cash provided by financing activities	175,000	—
Effect of exchange rate changes on cash	(2,983)	(7,177)
Net (decrease) increase in cash and cash equivalents	(126,713)	1,589,447
Cash and cash equivalents at beginning of period	4,823,544	2,386,314
Cash and cash equivalents at end of period	$4,696,831	$3,975,761

Supplemental cash flow information
Cash received from income tax refund	$—	$6,249

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies
Description of Business
Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and predominantly two research organizations performing services under contract to Dyadic in Finland and Spain. Over the past two decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly Myceliophthora thermophila) fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.
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

Impact of COVID-19

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, operations, and research projects.
To date, as a direct result of COVID-19, most of our employees are working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

The Company is currently working on several COVID-19 related vaccine and antibody opportunities. For example, the Israel Institute for Biologic Research (“IIBR”) is exploring the potential of Dyadic’s industrially proven C1 gene expression platform to express certain gene sequences and targets developed by IIBR into both an rVaccine candidate and mAbs that may potentially help combat the outbreak of the COVID-19 virus. The Company is also working with three scientists who are a part of the EU ZAPI initiative: Dr. Bosch at Utrecht University, Dr. Haagmans at Erasmus Medical Center, and Prof. Osterhaus at University of Veterinary Medicine Hannover, as well as with Dr. Erroba and Mr. Es-Sbai at clinical contract research organizations to develop and submit a proposal for funding to pharmaceutical organizations and governmental agencies. The objective of this proposal is to develop, and pre-clinically and clinically evaluate (in Phase I/II trials), a multimeric self-assembling SARS-CoV-2 Receptor Binding Domain vaccine candidate to rapidly respond to the COVID-19 pandemic. Another proposal was developed in conjunction with Ufovax, a spin-off vaccine company of Scripps Research, which was submitted to many of the same parties. In addition, the Company is pursuing other opportunities where it may be able to apply its C1gene expression platform to help combat the COVID-19 pandemic; however, there is no assurance that any of these opportunities will materialize or that the C1 technology or any product expressed from C1 or any of the various other steps in a vaccine or drug development process will perform, provide benefits, obtain governmental safety and regulatory approvals, be registered or gain market acceptance. In addition, our C1 technology has yet to be used to produce a vaccine, antibody or other biologic product that has entered the clinical trial phase, and we are competing with more experienced companies for grants or funding of this type. As a result, there is no assurance that we will receive these grants or funding resulting from these proposals.
We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs of our operations. We believe that we have sufficient cash, cash equivalents and investments to fund our operations for at least the next twelve months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing balances of cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.

Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2019, included in our Form 10-K which was filed with the SEC on March 30, 2020.
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

Concentrations and Credit Risk
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities, and accounts receivable. At times, the Company has cash, cash equivalents, and investment securities at financial institutions exceeding the Federal Depository Insurance Company (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insured limit on domestic currency and the Netherlands’ FDIC counterpart for foreign currency. The Company only deals with reputable financial institutions and has not experienced any losses in such accounts.
For the three months ended March 31, 2020 and 2019, the Company’s revenue was generated from five and six customers, respectively. As of March 31, 2020 and December 31, 2019, the Company’s accounts receivable was from eight and five customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.
The Company generates a portion of its revenues from customers that are located outside of the United States. For the three months ended March 31, 2020, the Company had three customers outside of the United States (i.e. European and Indian customers) that accounted for approximately 58.0% or $183,000 of total revenue. For the three months ended March 31, 2019, the Company had one customer outside of the United States (i.e. European customer) that accounted for approximately 69.7% or $281,000 of total revenue.
As of March 31, 2020, the Company had eight customers outside of the United States (i.e. European and Indian customers) that accounted for approximately 72.9% or $378,000 of accounts receivable. As of December 31, 2019, the Company had four customers outside of the United States that accounted for approximately 69.5% or $388,000 of accounts receivable.
The Company uses a few contract research organizations (“CROs”) to conduct its research projects. For the three months ended March 31, 2020 and 2019, one CRO accounted for approximately 100% and 68.1% of total research services we purchased, respectively. As of March 31, 2020, approximately $596,000 or 91.2% of accounts payable was related to this CRO. At December 31, 2019, approximately $706,000 or 74.9% of accounts payable was to this CRO. The loss of business from this CRO or a combination of the Company’s CROs could adversely affect its operations.
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
The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of March 31, 2020 or December 31, 2019.
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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of March 31, 2020 and December 31, 2019.
Accounts receivable consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Billed receivable	$405,101	$432,546
Unbilled receivable	113,500	125,984
	$518,601	$558,530

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Prepaid insurance	$198,554	$173,890
Prepaid expenses - various	88,607	101,221
Prepaid taxes	1,334	2,888
	$288,495	$277,999
Accounts Payable
Accounts payable consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Research and development expenses	$590,452	$766,001
Legal expenses	9,782	26,994
Other	53,139	150,383
	$653,373	$943,378
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Employee wages and benefits	$162,310	$474,388
Research and development expenses	20,035	69,795
Other	57,658	21,820
	$240,003	$566,003

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
Revenue related to grants and fundings: The Company may receive grants and fundings from governments, agencies, and other private and not-for-profit organizations. These grants and fundings are intended to be used to partially or fully fund the Company’s research collaborations, including opportunities arising in connection with COVID-19 that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for SARS-CoV-2 vaccines and/or antibodies candidates
Revenue related to sublicensing agreements: If the sublicense to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when technology is transferred to the customer and the customer is able to use and benefit from the license.
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
Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Outside contracted services	$613,790	$585,487
Contracted services - related party	—	389,473
Personnel related costs	123,638	94,762
Facilities, overhead and other	18,025	12,121
	$755,453	$1,081,843

Foreign Currency Transaction Gain or Loss
The Company and its foreign subsidiary use the U.S. dollar as its functional currency, and initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and property and non-monetary assets and liabilities are converted at historical rates.
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
Income Taxes
The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and became effective January 1, 2018. The TCJA contains several key provisions, including a reduction in the U.S. federal corporate income tax rate from 35% to 21% and repeal of the corporate alternative minimum tax (“AMT”). The TCJA’s reduction in the U.S. statutory tax rate had no additional impact on the consolidated financial statement for the year ended December 31, 2019.
The TCJA repealed the corporate AMT but permitted unused AMT credit carryforwards to be used to reduce the regular tax obligation in future years. Any AMT credit carryforwards that do not reduce regular taxes are eligible for a 50% refund in 2018 through 2020, and a 100% refund in 2021. Subsequently, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was signed into law in March 2020, accelerated the full refund of any unused AMT credits from 2021 (as provided for in the TCJA) to 2018 or 2019, at the taxpayer’s election.

Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable in 2018. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. As of March 31, 2020, we have received 50% or approximately a $0.5 million refund for tax year 2018 and we expect to receive the remaining portion in 2020 pursuant to the CARES Act.

For the three months ended March 31, 2020, there were no provision for income taxes and unrecognized tax benefits recorded.

Deferred tax assets as of March 31, 2020 and December 31, 2019 were approximately $9.6 million and $7.2 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of March 31, 2020 and December 31, 2019.
On June 20, 2019, the Company received a letter from the United States Internal Revenue Service (the “IRS”) informing the Company that its 2016 federal tax return was selected for examination. In August 2019, the Company had a meeting with the IRS agent and provided the IRS with all requested information. Thus far, the Company has not been informed of any assessment and we are unable to predict when the audit will be concluded or whether any assessment will be proposed.
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

Stock-Based Compensation

We recognize all share-based payments to employees, consultants, and our board of directors (“Board of Directors”), as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations based on the grant date fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur.
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
For the three months ended March 31, 2020 and 2019, the effect of the potential exercise of options to purchase 4,663,390 and 4,541,890 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements Not Adopted as of March 31, 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in the first quarter of 2023. The Company does not expect ASU 2016-13 to have material impact on our consolidated financial statements.
Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. The ASU was effective for the Company beginning in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2: Cash, Cash Equivalent, and Investments
The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and short-term and long-term investment securities by major security type as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$523,626	$—	$—	$523,626
Money Market Funds	1	4,173,205	—	—	4,173,205
Subtotal		4,696,831	—	—	4,696,831
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	26,439,982	—	(147,770)	26,587,752
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	2,536,610	24,812	(6,362)	2,518,160
Total		$33,673,423	$24,812	$(154,132)	$33,802,743

	December 31, 2019 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,010,510	$—	$—	$1,010,510
Money Market Funds	1	3,813,034	—	—	3,813,034
Subtotal		4,823,544	—	—	4,823,544
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	29,387,053	5,898	(17,991)	29,399,146
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	1,528,190	16,554	—	1,511,636
Total		$35,738,787	$22,452	$(17,991)	$35,734,326
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
(4) The premium paid to purchase held-to-maturity investment securities was $196,385 and $80,855 for the three months ended March 31, 2020 and 2019, respectively. The premium paid to purchase held-to-maturity investment securities was $233,550 for the year ended December 31, 2019.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of March 31, 2020, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Upon closing of the BDI transaction, the Company paid EUR €1 million (the “RSA Initial Payment”) in cash to engage BDI to develop designated C1 based product candidates and further improve the C1 manufacturing process, in consideration of which Dyadic also received a 16.1% equity interest in BDI Holdings and a 3.3% equity interest in VLPbio. BDI is obligated to spend a minimum amount of EUR €936,000 over two years in the conduct of the research and development project under the RSA. If the research and development activities produce a product that is selected for additional development and commercialization, then Dyadic expects to share with BDI a range of between 50% and 75% of the net income from such selected product, depending upon the amount of BDI’s aggregate spend in the development of the selected product, with a minimum aggregate spend by BDI of EUR €1 million for a 50% share or EUR €8 million for a 75% share. If BDI does not enter into an agreement with Dyadic for such additional development and commercialization of the selected product, then Dyadic will pay to BDI EUR €1.5 million of the net income from Dyadic’s commercialization, if any, of the selected product. In addition, under the SFA, Dyadic agreed to purchase from BDI at least USD $1 million (the “SFA Commitment”) in contract research services specified by Dyadic over two years since the closing of the BDI transaction.

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

The Company performed a valuation analysis of the components of the transaction and allocated the consideration based on the relative fair value of each component. As the fair value of BDI equity interest was considered immaterial, the RSA Initial Payment of approximately USD $1.1 million (EUR €1 million) was accounted for as a prepaid research and development collaboration payment on our consolidated balance sheet, and both the collaboration payment under the RSA and the SFA Commitment of USD $1 million paid by Dyadic were expensed as the related research services were performed by BDI. In June 2019, BDI has completed its services under the RSA and the entire amount of the RSA Initial Payment was expensed. As of December 31, 2019, Dyadic had fulfilled its SFA commitment and completed all research projects under the SFA. However, the Company may in the future continue to provide funding to BDI for certain research and commercialization projects.

As of March 31, 2020 and December 31, 2019, there were no balances in the prepaid research and development collaboration related to BDI recorded on our consolidated balance sheets. For the three months ended March 31, 2020, and 2019, research and development expenses related to BDI recorded as research and development - related party in our consolidated statements of operations were none and approximately $0.4 million, respectively.

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

As of March 31, 2020, Novovet has not raised the capital required to move this opportunity forward, and therefore, the Company has not transferred its C1 technology to Novovet. Therefore, the Novovet Up-Front Consideration received under the Luina Bio Sub-License Agreement, in the form of a 20% equity interest in Novovet, does not yet meet the revenue recognition criteria under ASC 606. The Company will account for its investment in Novovet and the related income under the equity method of accounting, once the transfer of its C1 technology is completed and Novovet receives adequate financing required to commence its research and development activities.

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

As of March 31, 2020, the technology transfer of the C1 platform has not completed and Dyadic has not received the Alphazyme Up-Front Consideration. Therefore, no revenue form the Alphazyme Sub-Licensing Agreement was recorded during the three months ended March 31, 2020.

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
For the three months ended March 31, 2020, the Company recognized approximately $75,000 in research and research revenue from Serum. As of March 31, 2020, the Company recorded approximately $82,000 in deferred research and development obligations related to this agreement.

Note 4: Commitments and Contingencies
Leases
Jupiter, Florida Headquarters
The Company’s corporate headquarters are located in Jupiter, Florida. The Company occupies approximately 4,900 square feet with a monthly rental rate and common area maintenance charges of approximately $9,700 in total. The lease expires on June 30, 2020, and thereafter, the Company will reconsider the square footage of the leased space to align with the staffing requirements of the future operations of the Company.

The Netherlands Office
The Company maintains a small satellite office in Wageningen, The Netherlands. The Company occupies a flexible office space for an annual rental rate of approximately $4,000. The lease expires on January 31, 2021, and thereafter, the Company will reconsider the leased space to align with the future operations of the Company.
VTT Research Contract Extension
On June 28, 2019, the Company extended its research contract (“Contract”) through June 2022 with VTT Technical Research Centre of Finland Ltd. (“VTT”). Under the terms of this Contract, Dyadic will pay VTT a total of EUR €2.52 million over the next three years to continue developing Dyadic’s C1 fungal expression system for therapeutic protein production, including C1 host system improvement, glycoengineering, and management of third-party target protein projects. VTT is subject to an additional success bonus up to EUR €450,000 based on the technical targets stipulated in the Contract. Dyadic and its sublicensees will also have the right to use synthetic promoters developed by VTT with an access fee. On October 25, 2019, the Company expanded the Contract to pay an additional EUR €690,000 over the next 1.5 years to reinforce the glycoengineering work. On March 23, 2020, the Company further expanded the Contract to pay an additional EUR €700,000 over the next 19 months to accelerate the glycoengineering work. Dyadic retains the right to terminate the Contract with 90 days’ notice.
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

Note 5: Share-Based Compensation
Description of Equity Plans
The 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by the Company’s Board of Directors on April 28, 2011 and approved by the Company’s stockholders on June 15, 2011. The 2011 Plan serves as the successor to the Company’s 2006 Stock Option Plan (the “2006 Plan”). Since the effective date of the 2011 Plan, all equity awards were made from the 2011 Plan, and no additional awards will be granted under the 2006 plan. Under the 2011 Plan, 3,000,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of share-based compensation awards, plus any shares available for issuance under the 2006 Plan or are subject to awards under the 2006 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2006 Plan. In accordance with the provisions of the 2011 Plan, the Board of Directors approved an increase of 1,500,000 shares to the plan on January 1, 2019 and 2020.
As of March 31, 2020, the Company had 4,663,390 stock options outstanding and an additional 2,134,211 shares of common stock available for grant under the 2011 Plan. As of December 31, 2019, there were 3,860,390 stock options outstanding and 1,547,211 shares of common stock available for grant under the 2011 Plan.
Stock Options
Options are granted to purchase common stock at prices that are equal to the fair value of the common stock on the date the option is granted. Vesting is determined by the Board of Directors at the time of grant. The term of any stock option awards under the Company’s 2011 Plan is ten years except for certain options granted to the CEO (five years) and contractors (two or three years).
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
Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company uses the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for certain options granted to the CEO (five years) and contractors (two or three years).
The assumptions used in the Black-Scholes option pricing model for stock options granted during the three months ended March 31, 2020 are as follows:

Risk-Free interest rate	0.25% - 1.72%
Expected dividend yield	—%
Expected stock price volatility	39.94% - 51.22%
Expected life of options	1.75 - 6.25 Years

The following table summarizes the stock option activities during the three months ended March 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,860,390	$1.76	5.7	$13,287,932
Granted (1)	913,000	5.24
Exercised (2)	(110,000)	1.78
Expired	—	—
Canceled	—	—
Outstanding at March 31, 2020	4,663,390	$2.44	6.4	$13,017,190

Exercisable at March 31, 2020	3,167,983	$1.67	5.1	$11,201,783
_________________
Notes:
(1) Represents the following stock options granted:
•Annual share-based compensation awards on January 2, 2020, including: (a) 525,000 stock options with an exercise price of $5.27 per share granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 325,000 stock options with an exercise price of $5.27 per share granted to the Board of Directors, vesting upon one year anniversary, (c) 23,000 stock options with an exercise price of $5.27 per share granted to employees, vesting annually in equal installments over four years, and (d) 15,000 stock options with an exercise price of $5.27 per share granted to a consultant, vesting upon one year anniversary.
•One-time awards on March 22, 2020, including 25,000 stock options to a contractor with an exercise price of $3.99 per share, vesting in six months from the date of grant.
(2) Represents the following stock options exercised:
•A total of 110,000 stock options exercised with a weighted average market price of $1.78, among which, 10,000 shares were issued in May 2020.

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
Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2020	2019
General and administrative	$380,251	$233,214
Research and development	46,688	76,349
Total	$426,939	$309,563

Note 6: Shareholders’ Equity
Issuances of Common Stock
For the three months ended March 31, 2020, there were 100,000 shares of the Company’s common stock issued as a result of the exercise of stock options with a weighted average issue price of $1.78 per share. For the three months ended March 31, 2019, no shares were issued.

	Three Months Ended March 31, 2020 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2020	$39,613	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471
Stock-based compensation	—	—	426,939	—	426,939
Exercise of stock options	100	—	174,900	—	175,000
Net loss	—	—	—	(2,214,139)	(2,214,139)
March 31, 2020	$39,713	$(18,929,915)	$96,707,690	$(43,565,217)	$34,252,271

	Three Months Ended March 31, 2019 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2019	$38,967	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169
Stock-based compensation	—	—	309,563	—	309,563
Net loss	—	—	—	(2,175,258)	(2,175,258)
March 31, 2019	$38,967	$(18,929,915)	$94,694,793	$(35,218,371)	$40,585,474

Treasury Stock
As of March 31, 2020 and December 31, 2019, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 7: Subsequent Events

Management continues to actively monitor the COVID-19 pandemic and its development, and the possible effects on the Company’s financial condition, liquidity, operations, vendors, industry, and workforce.
For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through May 14, 2020, the date the consolidated financial statements were available to be issued. Management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

Overview
Description of Business
Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and predominantly two research organizations performing services under contract to Dyadic in Finland and Spain. Over the past two decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly Myceliophthora thermophila) fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.
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

Recent Developments
In the first quarter of fiscal 2020, the Company continued to develop relationships with business and research partners in the biopharmaceutical industry and achieved the following:

•Data presented at the 15th European Conference on Fungal Genetics (“ECFG15”) demonstrated that C1 strain has been glyco-engineered to achieve a core human-like G2 glycan level over 76%. Data also showed excellent progress we made in reducing the extracellular protease background by 50 times in C1. The elimination of protease activity makes the C1 cell line more efficient and stable, leading to even higher expression levels and lower cost.

•Dyadic entered into a funded collaboration with another top four animal health company to engage in a feasibility study regarding the production of two proteins using our C1 platform. Three of the top four animal health companies are currently funding research programs to evaluate C1. The first two projects with one of these top three have been expanded with additional funding and have entered the second phase of development, and a new work proposal for a third project is under final review.

•Dyadic entered into a nonexclusive research license with WuXi Biologics, one of the leading global Contract Development Manufacturing Organizations.

•Dyadic entered into a new feasibility study with the University of Oslo on influenza vaccine.

•In connection with the COVID-19 pandemic, the Company has the following initiatives:

◦The Israel Institute for Biological Research (“IIBR”) has expanded its collaboration with the Company to explore the potential of C1 to express gene sequences and targets developed by IIBR into both an rVaccine candidate and monoclonal antibodies (“mAbs”) that may potentially help combat the outbreak of the COVID-19 virus.

◦Dyadic’s C1 gene expression platform is being used to express targets and vaccination candidates developed by Ufovax, a spin-off vaccine company of Scripps Research, as well as by a group of scientists who are part of the EU ZAPI initiative, from Erasmus Medical Center, Utrecht University, and the University of Veterinary Medicine Hannover (“TiHo"), and by scientists at clinical contract research organizations.

Impact of COVID-19

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, operations, and research projects.
To date, as a direct result of COVID-19, most of our employees are working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.
The Company is currently working on several COVID-19 related vaccine and antibody opportunities. For example, the Israel Institute for Biologic Research (“IIBR”) is exploring the potential of Dyadic’s industrially proven C1 gene expression platform to express certain gene sequences and targets developed by IIBR into both an rVaccine candidate and mAbs that may potentially help combat the outbreak of the COVID-19 virus. The Company is also working with three scientists who are a part of the EU ZAPI initiative: Dr. Bosch at Utrecht University, Dr. Haagmans at Erasmus Medical Center, and Prof. Osterhaus at University of Veterinary Medicine Hannover, as well as with Dr. Erroba and Mr. Es-Sbai at clinical contract research organizations to develop and submit a proposal for funding to pharmaceutical organizations and governmental agencies. The objective of this proposal is to develop, and pre-clinically and clinically evaluate (in Phase I/II trials), a multimeric self-assembling SARS-CoV-2 Receptor Binding Domain vaccine candidate to rapidly respond to the COVID-19 pandemic. Another proposal was developed in conjunction with Ufovax, a spin-off vaccine company of Scripps Research, which was submitted to many of the same parties. In addition, the Company is pursuing other opportunities where it may be able to apply its C1gene expression platform to help combat the COVID-19 pandemic; however, there is no assurance that any of these opportunities will materialize or that the C1 technology or any product expressed from C1 or any of the various other steps in a vaccine or drug development process will perform, provide benefits, obtain governmental safety and regulatory approvals, be registered or gain market acceptance. In addition, our C1 technology has yet to be used to produce a vaccine, antibody or other biologic product that has entered the clinical trial phase, and we are competing with more experienced companies for grants or funding of this type. As a result, there is no assurance that we will receive these grants or funding resulting from these proposals.
We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs of our operations. We believe that we have sufficient cash, cash equivalents and investments to fund our operations for at least the next twelve months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing balances of cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. There is no assurance that funding would be available at acceptable terms, if at all.

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
Revenue related to grants and fundings:The Company may receive grants and fundings from governments, agencies, and other private and not-for-profit organizations.These grants and fundings are intended to be used to partially or fully fund the Company’s research collaborations, including opportunities arising in connection with COVID-19 that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for SARS-CoV-2 vaccines and/or antibodies candidates.
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
Stock-Based Compensation
We have granted stock options and restricted stock to employees, directors and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and restricted stock and applied a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144 prior to the Company April 2019 uplisting to NASDAQ. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option (except in the case of our CEO, 5 years, and in the case of contractors, 2 or 3 years). The Company performs a review of assumptions used in the Black-Scholes option-pricing model on an annual basis. During the Company’s annual review of its volatility assumption in 2018, the Company determined that it would be appropriate to use the Company’s historical volatility since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure. The change in assumption was effective January 1, 2018 and only impacts new options granted in 2018 and thereafter.

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
The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and became effective January 1, 2018. The legislation included, among other things, a reduction of the U.S. federal corporate income tax rate from 35% to 21%, and a repeal of the corporate alternative minimum tax (the “AMT”). The TCJA repealed the corporate AMT but permitted unused AMT credit carryforwards to be used to reduce the regular tax obligation in future years. Any AMT credit carryforwards that do not reduce regular taxes are eligible for a 50% refund in 2018 through 2020, and a 100% refund in 2021. Subsequently, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was signed into law in March 2020, accelerated the full refund of any unused AMT credits from 2021 (as provided for in the TCJA) to 2018 or 2019, at the taxpayer’s election .

Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable in 2018. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. As of March 31, 2020, we have received 50% or approximately a $0.5 million refund for tax year 2018 and we expect to receive the remaining portion in 2020 pursuant to the CARES Act.

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

Results of Operations
Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Revenue and Cost of Revenue
The following table summarizes the Company’s revenue and cost of research and development revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenue	$315,372	$402,527
Cost of research and development revenue	$278,182	$327,903

The decrease in revenue and cost of research and development revenue for the three months ended March 31, 2020 reflect five on-going research collaborations compared to six collaborations for the same period a year ago.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.
Research and development expenses for the three months ended March 31, 2020 increased to approximately $755,000 compared to $692,000 for the same period a year ago. The increase primarily reflects the additional costs of accelerated glyco-engineering project conducted at VTT.

Research and development expenses - related party, for the three months ended March 31, 2020, was $0 compared to approximately $389,000 for the same period a year ago. The decrease was due to the completion of the Research Service Agreement with BDI in June 2019.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2020, increased 15.8% to approximately $1,653,000 compared to $1,428,000 for the same period a year ago. The increase principally reflects increases in insurance and other outside service costs of $101,000, noncash share-based compensation expenses of $97,000, business development and investor relations costs of $70,000, and other increases of $54,000 offset by reductions in executive compensation costs and accrued incentives of $74,000 and legal expenses of $23,000.
Interest Income
Interest income for the three months ended March 31, 2020, decreased 37.1% to approximately $168,000 compared to $267,000 for the same period a year ago. The decrease was primarily due to the lower interest rate and yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Net Loss
Net loss for the three months ended March 31, 2020 was approximately $2,214,000 compared to $2,175,000 for the same period a year ago.

Liquidity and Capital Resources
Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, and funding from our research collaboration agreements. Between January 2016 and August 2018, the Company repurchased a total of 14,390,254 shares of its common stock from its existing cash on hand, for an aggregate purchase price of $21,814,530 at a weighted average price of $1.52 per share. As of December 31, 2019, our investment balance includes $29.7 million short-term investments with contractual maturities of twelve (12) months of less, including interest receivable, and $1.5 million long-term investments with contractual maturities beyond twelve (12) months. In June 2019, the Company’s liquidity was further improved with the receipt of an approximately $0.5 million tax refund resulting from the elimination of corporate Alternative Minimum Tax (AMT) under the TCJA. An additional approximately $0.5 million AMT tax refund is expected to be received late in 2020 pursuant to the CARES Act AMT Provision.

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
At March 31, 2020, cash and cash equivalents were approximately $4.7 million compared to $4.8 million at December 31, 2019. The carrying value of short-term and long-term investment grade securities, including accrued interest at March 31, 2020 was approximately $29.3 million compared to $31.2 million at December 31, 2019.
Net cash used in operating activities for the three months ended March 31, 2020 of approximately $2.0 million was principally attributable to a net loss of approximately $2.2 million and changes in operating assets and liabilities of approximately $0.3 million, offset by share-based compensation expenses of approximately $0.4 million and amortization of held-to-maturity securities of approximately $0.1 million.
Net cash used in operating activities for the three months ended March 31, 2019 of approximately $1.4 million was principally attributable to a net loss of $2.2 million, partially offset by share-based compensation expense of $0.3 million and changes in other operating assets and liabilities of $0.4 million.
Net cash provided by investing activities for the three months ended March 31, 2020 was approximately $1.7 million compared to $3.0 million for the three months ended March 31, 2019. Cash flows from investing activities during the three months ended March 31, 2020 and 2019 were primarily related to proceeds from maturities and purchases of investment grade debt securities.
Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $0.2 million compared to zero for the three months ended March 31, 2019. Cash flows from financing activities during the three months ended March 31, 2020 were primarily related to proceeds from exercise of options.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
There have been no changes to our risk factors from those disclosed in our Form 10-K for the 2019 fiscal year filed on March 30, 2020, other than the updated risk factors set forth below.
We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, pandemics, epidemics or other biological threats, such as the ongoing COVID-19 pandemic, that could significantly disrupt our operations and have a material adverse effect on our business, employees, directors, consultants, collaborators and other third parties, including business development activities and research and development projects conducted by third party contract research organizations parties.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations, financial condition, and operating results. The ongoing COVID-19 pandemic has significantly impacted the operation of business in the United States and Europe, where several of our key executive management members and our third-party contract research organizations are located. The continuation of the COVID-19 pandemic and various governmental responses in the United States and Europe has adversely affected and may continue to adversely affect our business operations, including our ability to carry on business development activities, restrictions in business-related travel, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, among others.

In addition, we rely on third parties in the United States and Europe to conduct our research and development projects and to provide other services, and COVID-19 has affected and may continue to affect service providers of such third-party contract research organizations and therefore negatively affect the operations of our on-going research projects, which could materially and negatively affect our business, financial condition, and results of operations.

The COVID-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. As a result, our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms, if at all, may be disrupted, in the event our financing needs for the foreseeable future are not able to be met by our existing balances of cash, cash equivalents and investments. The extent to which COVID-19 could impact our business and research and development activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, and will depend on many factors, including the duration of the outbreak, the effect of travel restrictions and social distancing efforts in the United States and other countries, the scope and length of business closures or business disruptions, and the actions taken by governments to contain and treat the disease. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions.

The Company is currently working on several COVID-19 related vaccine and antibody opportunities. However, there is no assurance that any of these opportunities will materialize or that the C1 technology or any product expressed from C1 or any of the various other steps in a vaccine or drug development process will perform, provide benefits, obtain governmental safety and regulatory approvals, be registered or gain market acceptance. In addition, our C1 technology has yet to be used to produce a vaccine, antibody or other biologic product that has entered the clinical trial phase, and we are competing with more experienced companies for grants or funding of this type. As a result, there is no assurance that we will receive these grants or funding resulting from these proposals.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

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

DYADIC INTERNATIONAL, INC.

May 14, 2020	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2020	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)