Form 10-Q
period 2020-06-30
DYADIC INTERNATIONAL INC
filed 2020-08-13
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
The number of shares outstanding of each of the registrant’s Common Stock as of August 12, 2020 was 27,482,157.

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

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$11,781,549	$4,823,544
Short-term investment securities	20,053,019	29,399,146
Interest receivable	226,135	329,711
Accounts receivable	564,672	558,530
Income tax receivable	500,616	250,308
Prepaid expenses and other current assets	599,514	277,999
Total current assets	33,725,505	35,639,238

Non-current assets:
Long-term investment securities	—	1,511,636
Long-term income tax receivable	—	250,308
Other assets	6,116	51,314
Total assets	$33,731,621	$37,452,496

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,143,961	$943,378
Accrued expenses	378,124	566,003
Provision for contract losses	74,955	—
Deferred research and development obligations	41,376	78,644
Total current liabilities	1,638,416	1,588,025

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 39,735,659 and 39,612,659, outstanding shares - 27,482,157 and 27,359,157 as of June 30, 2020 and December 31, 2019, respectively	39,736	39,613
Additional paid-in capital	97,200,023	96,105,851
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(46,216,639)	(41,351,078)
Total stockholders’ equity	32,093,205	35,864,471
Total liabilities and stockholders’ equity	$33,731,621	$37,452,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Research and development revenue	$524,271	$390,874	$839,643	$793,401

Costs and expenses:
Costs of research and development revenue	624,240	322,228	902,422	650,131
Provision for contract losses	74,955	—	74,955	—
Research and development	1,116,163	818,240	1,871,616	1,510,610
Research and development - related party	—	336,310	—	725,783
General and administrative	1,475,232	1,870,678	3,128,624	3,298,745
Foreign currency exchange loss (gain), net	31,690	4,932	42,557	10,966
Total costs and expenses	3,322,280	3,352,388	6,020,174	6,196,235

Loss from operations	(2,798,009)	(2,961,514)	(5,180,531)	(5,402,834)

Interest income	146,587	265,722	314,970	532,684

Loss before income taxes	(2,651,422)	(2,695,792)	(4,865,561)	(4,870,150)

Provision for income taxes	—	—	—	900

Net loss	$(2,651,422)	$(2,695,792)	$(4,865,561)	$(4,871,050)

Basic and diluted net loss per common share	$(0.10)	$(0.10)	$(0.18)	$(0.18)

Basic and diluted weighted-average common shares outstanding	27,467,366	26,828,754	27,459,415	26,771,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2019	39,612,659	$39,613	(12,253,502)	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471

Stock-based compensation	—	—	—	—	863,552	—	863,552

Exercise of stock options	123,000	123	—	—	230,620	—	230,743

Net loss	—	—	—	—	—	(4,865,561)	(4,865,561)

Balance at June 30, 2020	39,735,659	$39,736	(12,253,502)	$(18,929,915)	$97,200,023	$(46,216,639)	$32,093,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(4,865,561)	$(4,871,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	863,552	890,166
Amortization of held-to-maturity securities, net	229,919	90,785
Provision for contract losses	74,955	—
Foreign currency exchange loss (gain), net	50,204	10,966
Changes in operating assets and liabilities:
Interest receivable	103,576	(105,002)
Accounts receivable	32,112	(189,246)
Income tax receivable	—	506,866
Prepaid research and development	—	154,522
Prepaid expenses and other current assets	(321,533)	59,867
Accounts payable	154,484	665,126
Accrued expenses	(188,369)	(3,535)
Deferred research and development obligation	(37,268)	(50,430)
Net cash used in operating activities	(3,903,929)	(2,840,965)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(14,677,156)	(23,571,163)
Proceeds from maturities of investment securities	25,305,000	28,676,000
Net cash provided by investing activities	10,627,844	5,104,837

Cash flows from financing activities
Proceeds from exercise of options	230,743	149,180
Net cash provided by financing activities	230,743	149,180
Effect of exchange rate changes on cash	3,347	(17,846)
Net increase in cash and cash equivalents	6,958,005	2,395,206
Cash and cash equivalents at beginning of period	4,823,544	2,386,314
Cash and cash equivalents at end of period	$11,781,549	$4,781,520

Supplemental cash flow information
Cash received from income tax refund	$—	$506,866

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
On December 31, 2015, the Company sold its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) for $75 million (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions). Danisco retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents either owned by Danisco or licensed in by Danisco.
After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines and drugs, such as virus-like particles (VLPs), protein antigens, monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies designed to leverage its C1 technology to help develop products such as innovative vaccines and drugs, biosimilars and/or biobetters.

Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. Prior to the Company’s uplisting to the NASDAQ, the Company’s common stock traded on the OTCQX market.

Impact of COVID-19

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, operations, and research projects.

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

The Company is currently working on several COVID-19 related vaccine and antibody opportunities, including but not limited to the following:
•The Company was selected by the Frederick National Laboratory to engineer Dyadic’s patented and proprietary C1 cell lines to produce a number of COVID-19 vaccine candidates which will be utilized by the Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Diseases (NIAID), at the National Institutes of Health.
•Israel Institute for Biologic Research (“IIBR”) is exploring the potential of Dyadic’s industrially proven C1 gene expression platform to express a recombinant SARS-CoV-2 vaccine candidate based on the receptor binding domain (RBD) of the SARS-CoV-2 spike protein. The interim results of the mice trials using the C1 SARS-CoV-2 RBD vaccine candidate. as reported to Dyadic by IIBR, generated high neutralizing antibody titers. Accordingly, we anticipate that the IIBR will start hamster studies earlier than originally forecasted.

•Collaboration with three scientists who are a part of the EU ZAPI initiative: Dr. Bosch at Utrecht University (UU), Dr. Haagmans at Erasmus Medical Center (EMC), and Prof. Osterhaus at University of Veterinary Medicine Hannover, DE (TiHo), and Mr. Es-Sbai at CR20 a clinical contract research organization to pre-clinically and clinically evaluate SARS-CoV-2 Receptor Binding Domain vaccine candidates to respond to the COVID-19 pandemic.

•Collaboration with Ufovax, a spin-off vaccine company of Scripps Research.
•On August 10, 2020, the Company entered into another fully funded SARS-CoV-2 vaccine research collaboration.

•The Company is in discussions with and is pursuing a number of other opportunities where it may be able to apply its C1 gene expression platform to help combat the COVID-19 pandemic.

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs for our operations. We believe that we have sufficient cash, cash equivalents and investments to fund our operations for at least the next twelve months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. The company may decide to fund all or part of a Phase I clinical trial in order to demonstrate the safety of the C1 expression platform in humans. There is no assurance that funding would be available at acceptable terms, if at all.

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
For the three months ended June 30, 2020 and 2019, the Company’s revenue was generated from nine and four customers, respectively. For the six months ended June 30, 2020 and 2019, the Company’s revenue was generated from ten and seven customers, respectively. As of June 30, 2020 and December 31, 2019, the Company’s accounts receivable was from eight and five customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.
The Company generates a portion of its revenues from customers that are located outside of the United States. For the three and six months ended June 30, 2020, the Company had four and five customers outside of the United States (i.e. European and Indian customers) that accounted for approximately 49.2% or $258,000, and 52.5% or $441,000 of total revenue, respectively. For the three and six months ended June 30, 2019, the company had two customers outside of the United States (i.e. European and Indian customers) that accounted for approximately 73.3% or $287,000 and 71.5% or $567,000 of total revenue, respectively.

As of June 30, 2020, the Company had three customers outside of the United States (i.e. European and Indian customers) that accounted for approximately 55.6% or $289,000 of accounts receivable. As of December 31, 2019, the Company had four customers outside of the United States that accounted for approximately 69.5% or $388,000 of accounts receivable.
The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended June 30, 2020 and 2019, one CRO accounted for approximately 96.9% and 72.7% of total research services we purchased, respectively. For the six months ended June 30, 2020 and 2019, one CRO accounted for approximately 98.0% and 83.4% of total research services we purchased, respectively. As of June 30, 2020, approximately $1,050,000 or 91.8% of accounts payable was related to this CRO. As of December 31, 2019, approximately $706,000 or 74.9% of accounts payable was related to this CRO. The loss of this CRO or a combination of the Company’s CROs could adversely affect its operations.
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
The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of June 30, 2020 and December 31, 2019, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of June 30, 2020 or December 31, 2019.
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
Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of June 30, 2020 and December 31, 2019.
Accounts receivable consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Billed receivable	$402,076	$432,546
Unbilled receivable	162,596	125,984
	$564,672	$558,530

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Prepaid insurance	$416,199	$173,890
Prepaid expenses - various	166,334	101,221
Prepaid research and development	16,261	—
Prepaid taxes	720	2,888
	$599,514	$277,999
Accounts Payable
Accounts payable consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Research and development expenses	$1,050,481	$766,001
Legal expenses	5,903	26,994
Other	87,577	150,383
	$1,143,961	$943,378
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Employee wages and benefits	$285,133	$474,388
Research and development expenses	38,711	69,795
Other	54,280	21,820
	$378,124	$566,003

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
Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$970,846	$658,499	$1,584,636	$1,243,986
Contracted services - related party	—	336,310	—	725,783
Personnel related costs	139,515	122,290	263,153	217,052
Facilities, overhead and other	5,802	37,451	23,827	49,572
	$1,116,163	$1,154,550	$1,871,616	$2,236,393

Provision for Contract Losses
The Company assesses the profitability of our collaboration agreements to provide research services to our contracted business partners and identifies those contracts where current operating results or forecasts indicate probable future losses. If an anticipated contract cost exceeds anticipated contract revenue, a provision for the entire estimated loss on the contract is recorded and then accreted into the statement of operations over the remaining term of the contract. The provision for contract losses is based on judgment and estimates, including revenues and costs, where applicable, the consideration of our business partners’ reimbursement, and when such loss is deemed probable to occur and is reasonable to estimate.

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

Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable in 2018. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. As of June 30, 2020, we have received 50% or approximately a $0.5 million refund for tax year 2018.

For the six months ended June 30, 2020, there were no provision for income taxes and unrecognized tax benefits recorded.

Deferred tax assets as of June 30, 2020 and December 31, 2019 were approximately $7.6 million and $7.2 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of June 30, 2020 and December 31, 2019.
On June 20, 2019, the Company received a letter from the United States Internal Revenue Service (the “IRS”) informing the Company that its 2016 federal tax return was selected for examination. On June 16, 2020, the Company received the final closing letter from the IRS, informing the Company that its review of our tax filing for 2016 was complete, and no changes were required.

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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common stock shares outstanding during the reporting period. Diluted net loss per share adjusts the weighted average number of common stock shares outstanding for the potential dilution that could occur if common stock equivalents, such as stock options were exercised and converted into common stock, calculated by applying the treasury stock method.
For the three and six months ended June 30, 2020 and 2019, the effect of the potential exercise of options to purchase 4,650,390 and 4,108,390 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements Not Adopted as of June 30, 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in the first quarter of 2023. The Company does not expect ASU 2016-13 to have material impact on our consolidated financial statements.
Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements. The new disclosure requirements for changes in unrealized gains and losses in other comprehensive income for recurring level 3 measurements, the range and weighted average of significant unobservable inputs and the amended requirements for the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively. The ASU became effective for the Company beginning in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2: Cash, Cash Equivalent, and Investments
The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and short-term and long-term investment securities by major security type as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$258,470	$—	$—	$258,470
Money Market Funds	1	11,523,079	—	—	11,523,079
Subtotal		11,781,549	—	—	11,781,549
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	20,145,612	96,852	(4,259)	20,053,019
Total		$31,927,161	$96,852	$(4,259)	$31,834,568

	December 31, 2019 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,010,510	$—	$—	$1,010,510
Money Market Funds	1	3,813,034	—	—	3,813,034
Subtotal		4,823,544	—	—	4,823,544
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	29,387,053	5,898	(17,991)	29,399,146
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	1,528,190	16,554	—	1,511,636
Total		$35,738,787	$22,452	$(17,991)	$35,734,326
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
(4) The premium paid to purchase held-to-maturity investment securities was $24,771 and $23,308 for the three months ended June 30, 2020 and 2019, respectively. The premium paid to purchase held-to-maturity investment securities was $221,156 and $104,163 for the six months ended June 30, 2020 and 2019, respectively. The premium paid to purchase held-to-maturity investment securities was $233,550 for the year ended December 31, 2019.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of June 30, 2020, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

As of June 30, 2020 and December 31, 2019, there were $0.02 million and none, respectively, in prepaid expenses and other current assets related to BDI. For the three months ended June 30, 2020, and 2019, research and development expenses related to BDI recorded as research and development - related party in our consolidated statements of operations were none and approximately $0.3 million, respectively. For the six months ended June 30, 2020, and 2019, research and development expenses related to BDI were none and approximately $0.7 million, respectively.

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

As of June 30, 2020, Novovet has not raised the capital required to move this opportunity forward, and therefore, the Company has not transferred its C1 technology to Novovet. Therefore, the Novovet Up-Front Consideration received under the Luina Bio Sub-License Agreement, in the form of a 20% equity interest in Novovet, does not yet meet the revenue recognition criteria under ASC 606. The Company will account for its investment in Novovet and the related income under the equity method of accounting, once the transfer of its C1 technology is completed and Novovet receives adequate financing required to commence its research and development activities.

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

On June 24, 2020, the Company entered into an Amended and Restated Non-Exclusive Sub-License Agreement (the “Amended Sub-License Agreement”) with Alphazyme to amend and restate the Alphazyme Sub-License Agreement.

Pursuant to the Amended Sub-License Agreement and in consideration of Dyadic’s transfer of its C1 technology, Alphazyme is obligated to issue the Company 2.5% of the Class A shares of Alphazyme, and Dyadic will become a party to the Alphazyme Limited Liability Company Agreement pursuant to which the Company will agree to certain customary rights, covenants and obligations. In addition, and subject to achieving certain milestones, Alphazyme is obligated to pay a potential milestone payment and royalties on net sales, if any, which incorporate Dyadic’s proprietary C1 gene expression platform.

The Company evaluated the nature of its equity interest investment in Alphazyme and determined that Alphazyme is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of Alphazyme as Dyadic does not have the power to control or direct the activities of Alphazyme that most significantly impact the VIE. As a result, the Company does not consolidate its investments in Alphazyme. The Company will account for its investment in Alphazyme under the cost method, given that it does not have the ability to exercise significant influence or control over Alphazyme. No revenue from the Alphazyme Sub-Licensing Agreement was recorded during the six months ended June 30, 2020 because the amount of consideration received was immaterial.

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
For the three months ended June 30, 2020, the Company recognized approximately $99,260 in research and research revenue from Serum. For the six months ended June 30, 2020, the Company recognized approximately $174,632 in research and research revenue from Serum.

Note 4: Commitments and Contingencies
Leases

Jupiter, Florida Headquarters
The Company’s corporate headquarters are located in Jupiter, Florida. The Company occupies approximately 4,900 square feet with a monthly rental rate and common area maintenance charges of approximately $9,700 in total. The current office lease, which expired on June 30, 2020, is being extended on a monthly basis. The Company is currently negotiating a new lease to reconsider the square footage of the space to align with the future operations of the Company.
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
As of June 30, 2020, the Company had 4,650,390 stock options outstanding and an additional 2,134,211 shares of common stock available for grant under the 2011 Plan. As of December 31, 2019, there were 3,860,390 stock options outstanding and 1,547,211 shares of common stock available for grant under the 2011 Plan.
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
The assumptions used in the Black-Scholes option pricing model for stock options granted during the six months ended June 30, 2020 are as follows:

Risk-Free interest rate	0.25% - 1.72%
Expected dividend yield	—%
Expected stock price volatility	39.94% - 51.22%
Expected life of options	1.75 - 6.25 Years

The following table summarizes the stock option activities during the six months ended June 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,860,390	$1.76	5.7	$13,287,932
Granted (1)	913,000	5.24
Exercised (2)	(123,000)	1.88
Expired	—	—
Canceled	—	—
Outstanding at June 30, 2020	4,650,390	$2.44	6.1	$28,939,039

Exercisable at June 30, 2020	3,250,294	$1.76	5.0	$22,413,471
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
•A total of 123,000 stock options exercised with a weighted average exercise price of $1.88.

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
Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$390,702	$555,455	$770,953	$839,089
Research and development	45,912	25,148	92,599	51,077
Total	$436,614	$580,603	$863,552	$890,166

Note 6: Shareholders’ Equity
Issuances of Common Stock
For the six months ended June 30, 2020, there were 123,000 shares of the Company’s common stock issued as a result of the exercise of stock options with a weighted average issue price of $1.88 per share. For the six months ended June 30, 2019, there were 397,671 shares of the Company’s common stock issued as a result of the exercise of stock options with a weighted average issue price of $1.59 per share.
Changes in Stockholders Equity

	Six Months Ended June 30, 2020 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2020	$39,613	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471
Stock-based compensation	—	—	426,939	—	426,939
Exercise of stock options	100	—	174,900	—	175,000
Net loss	—	—	—	(2,214,139)	(2,214,139)
March 31, 2020	$39,713	$(18,929,915)	$96,707,690	$(43,565,217)	$34,252,271
Stock issued	—	—	436,613	—	436,613
Stock-based compensation	23	—	55,720	—	55,743
Net loss	—	—	—	(2,651,422)	(2,651,422)
June 30, 2020	$39,736	$(18,929,915)	$97,200,023	$(46,216,639)	$32,093,205

	Six Months Ended June 30, 2019 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2019	$38,967	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169
Stock-based compensation	—	—	309,563	—	309,563
Net loss	—	—	—	(2,175,258)	(2,175,258)
March 31, 2019	$38,967	$(18,929,915)	$94,694,793	$(35,218,371)	$40,585,474
Stock issued	398	—	148,782	—	149,180
Stock-based compensation	—	—	580,603	—	580,603
Net loss	—	—	—	(2,695,792)	(2,695,792)
June 30, 2019	$39,365	$(18,929,915)	$95,424,178	$(37,914,163)	$38,619,465

Treasury Stock
As of June 30, 2020 and December 31, 2019, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 7: Subsequent Events
Management continues to actively monitor the COVID-19 pandemic and its development, and the possible effects on the Company’s financial condition, liquidity, operations, vendors, industry, and workforce.
On July 27, 2020, we received the remaining $0.5 million AMT refund for tax year 2019 pursuant to the CARES Act.
Open Market Sale Agreement℠

On August 13, 2020, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or Jefferies, with respect to an at the market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent or principal.
We are not obligated to sell any shares under the sale agreement. Subject to the terms and conditions of the sale agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we specify, subject to certain limitations. Under the sale agreement, Jefferies may sell shares of our common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

The issuance and sale, if any, of shares of our common stock by us under the sale agreement will be made pursuant to a registration statement on Form S-3 that will be filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2020, if and when that registration statement is declared effective. The offering will be described in our Prospectus dated and filed the date the registration statement is declared effective by the SEC, as supplemented by a Prospectus Supplement.
For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through August 13, 2020, the date the consolidated financial statements were available to be issued. Management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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
On December 31, 2015, the Company sold its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) for $75 million (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions). Danisco retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents either owned by Danisco or licensed in by Danisco.
After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines and drugs, such as virus-like particles (VLPs), protein antigens, monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies designed to leverage its C1 technology to help develop products such as innovative vaccines and drugs, biosimilars and/or biobetters.

Recent Developments

In the first half of fiscal 2020, the Company continued to develop relationships with business and research partners in the biopharmaceutical industry and achieved the following:
•Data presented at the 15th European Conference on Fungal Genetics (“ECFG15”) demonstrated that C1 strain has been glyco-engineered to achieve a core human-like G2 glycan level over 76%. Data also showed excellent progress we made in reducing the extracellular protease background by 50 times in C1. The elimination of protease activity makes the C1 cell line more efficient at producing stable proteins, leading to even higher expression levels and lower cost.

•Dyadic entered into two additional funded collaborations with two top four animal health companies to engage in a feasibility study regarding the production of their target proteins using our C1 platform. The Company has now entered into fully funded collaborations with each of the top four animal health companies to evaluate C1. The first two projects with one of these top four have been expanded with additional funding and have entered the second phase of development.

•Dyadic entered into a nonexclusive research license with WuXi Biologics, one of the leading global Contract Development and Manufacturing Organizations.

•Dyadic entered into a new feasibility study with the University of Oslo on influenza vaccine.

•In July, Dyadic entered into a new, fully-funded collaboration with another top five global pharmaceutical company.

Impact of COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, operations, and research projects.

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

The Company is currently working on several COVID-19 related vaccine and antibody opportunities, including but not limited to the following:
•The Company was selected by the Frederick National Laboratory to engineer Dyadic’s patented and proprietary C1 cell lines to produce a number of COVID-19 vaccine candidates which will be utilized by the Vaccine Research Center (VRC) of the National Institute of Allergy and Infectious Diseases (NIAID), at the National Institutes of Health.
•Israel Institute for Biologic Research (“IIBR”) is exploring the potential of Dyadic’s industrially proven C1 gene expression platform to express a recombinant SARS-CoV-2 vaccine candidate based on the receptor binding domain (RBD) of the SARS-CoV-2 spike protein. The interim results of the mice trials using the C1 SARS-CoV-2 RBD vaccine candidate. as reported to Dyadic by IIBR, generated high neutralizing antibody titers. Accordingly, we anticipate that the IIBR will start hamster studies earlier than originally forecasted.

•Collaboration with three scientists who are a part of the EU ZAPI initiative: Dr. Bosch at Utrecht University (UU), Dr. Haagmans at Erasmus Medical Center (EMC), and Prof. Osterhaus at University of Veterinary Medicine Hannover, DE (TiHo), and Mr. Es-Sbai at CR20 a clinical contract research organization to pre-clinically and clinically evaluate SARS-CoV-2 Receptor Binding Domain vaccine candidates to respond to the COVID-19 pandemic.

•Collaboration with Ufovax, a spin-off vaccine company of Scripps Research.
•In the second quarter of 2020, the Company entered into another fully funded SARS-CoV-2 vaccine research collaboration.

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs for our operations. We believe that we have sufficient cash, cash equivalents and investments to fund our operations for at least the next twelve months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. The company may decide to fund all or part of a Phase I clinical trial in order to demonstrate the safety of the C1 expression platform in humans. There is no assurance that funding would be available at acceptable terms, if at all.

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
Stock-Based Compensation
We have granted stock options and restricted stock to employees, directors and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and restricted stock and applied a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144 prior to the Company April 2019 uplisting to NASDAQ. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option except in the case of our CEO, 5 or 10 years , and in the case of contractors, 2 or 3 years). The Company performs a review of assumptions used in the Black-Scholes option-pricing model on an annual basis. During the Company’s annual review of its volatility assumption in 2018, the Company determined that it would be appropriate to use the Company’s historical volatility since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure. The change in assumption was effective January 1, 2018 and only impacts new options granted in 2018 and thereafter.

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

Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable in 2018. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. As of June 30, 2020, we have received 50% or approximately a $0.5 million refund for tax year 2018. On July 27, 2020, we received the remaining $0.5 million AMT refund for the tax year 2019.

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

Results of Operations
Three and Six Months Ended June 30, 2020 Compared to the Same Periods in 2019
Revenue, Cost of Revenue, and Provision for Contract Losses
The following table summarizes the Company’s revenue, cost of research and development revenue and provision for contract losses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Revenue	$524,271	$390,874	$839,643	$793,401
Cost of research and development revenue	624,240	322,228	902,422	650,131
Provision for contract losses	74,955	—	74,955	—

The increase in revenue and cost of research and development revenue for the three months ended June 30, 2020 reflected nine on-going research collaborations compared to four collaborations for the same period a year ago. The increase in revenue and cost of research and development revenue for the six months ended June 30, 2020 reflected ten on-going research collaborations compared to seven collaborations for the same period a year ago. The increase in provision for contract losses reflected the activities of one biopharmaceutical collaboration research project.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.
Research and development expenses for the three months ended June 30, 2020 increased to approximately $1,116,000 compared to $818,000 for the same period a year ago. The increase primarily reflected the costs of additional internal research projects.
Research and development expenses for the six months ended June 30, 2020 increased to approximately $1,872,000 compared to $1,511,000 for the same period a year ago. The increase primarily reflected the costs of additional internal research projects.
Research and development expenses - related party, for the three months ended June 30, 2020, was none compared to approximately $336,000 for the same period a year ago. The decrease was due to the completion of the Research Service Agreement with BDI in June 2019.
Research and development expenses - related party, for the six months ended June 30, 2020, was none compared to approximately $726,000 for the same period a year ago. The decrease was due to the completion of the Research Service Agreement with BDI in June 2019.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2020, decreased 21.2% to approximately $1,475,000 compared to $1,871,000 for the same period a year ago. The decrease principally reflected reductions in noncash share-based compensation expenses of $165,000, executive compensation costs and accrued incentives of $150,000, legal and NASDAQ uplisting expenses of $102,000, business development and investor relations costs, including travel expenses of $24,000, offset by increases in insurance premium and outside service costs of $45,000.
General and administrative expenses for the six months ended June 30, 2020, decreased 5.2% to approximately $3,129,000 compared to $3,299,000 for the same period a year ago. The decrease principally reflected reductions in executive compensation costs and accrued incentives of $220,000, legal and NASDAQ uplisting expenses of $125,000, noncash share-based compensation expenses of $68,000, offset by increases in insurance premium of $147,000, business development and investor relations costs of $47,000 and other increases of $49,000.
Interest Income
Interest income for the three months ended June 30, 2020 was approximately $147,000 compared to $266,000 for the same period a year ago. The decrease was primarily due to the lower interest rate and yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Interest income for the six months ended June 30, 2020 was approximately $315,000 compared to $533,000 for the same period a year ago. The decrease was primarily due to the lower interest rate and yield on the Company’s investment grade securities, which are classified as held-to-maturity.

Net Loss
Net loss for the three months ended June 30, 2020 was approximately $2,651,000 compared to $2,696,000 for the same period a year ago.
Net loss for the six months ended June 30, 2020 was approximately $4,866,000 compared to $4,871,000 for the same period a year ago.

Liquidity and Capital Resources
Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, and funding from our research collaboration agreements. Between January 2016 and August 2018, the Company repurchased a total of 14,390,254 shares of its common stock from its existing cash on hand, for an aggregate purchase price of $21,814,530 at a weighted average price of $1.52 per share. As of June 30, 2020, our investment balance includes $20.3 million of short-term investments with contractual maturities of twelve (12) months of less, including interest receivable. The Company’s liquidity was further improved with the receipt of an approximately $0.5 million tax refund in June 2019 and an approximately $0.5 million additional tax refund in July 2020 resulting from the elimination of corporate Alternative Minimum Tax (AMT) under the TCJA.

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
As of June 30, 2020, cash and cash equivalents were approximately $11.8 million compared to $4.8 million as of December 31, 2019. The carrying value of short-term and long-term investment grade securities, including accrued interest as of June 30, 2020 was approximately $20.3 million compared to $31.2 million as of December 31, 2019.
Net cash used in operating activities for the six months ended June 30, 2020 of approximately $3.9 million was principally attributable to a net loss of approximately $4.9 million and changes in operating assets and liabilities of approximately $0.3 million, offset by share-based compensation expenses of approximately $0.9 million, amortization of held-to-maturity securities of approximately $0.2 million, and other items of approximately $0.2 million.
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
Net cash provided by investing activities for the six months ended June 30, 2020 was approximately $10.6 million compared to $5.1 million for the six months ended June 30, 2019. Cash flows from investing activities during the six months ended June 30, 2020 and 2019 were primarily related to proceeds from maturities and purchases of investment grade debt securities.
Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $0.2 million compared to $0.1 million for the six months ended June 30, 2019. Cash flows from financing activities during the six months ended June 30, 2020 and 2019 were primarily related to proceeds from exercise of options.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Open Market Sale Agreement℠

On August 13, 2020, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or Jefferies, with respect to an at the market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent or principal.
We are not obligated to sell any shares under the sale agreement. Subject to the terms and conditions of the sale agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we specify, subject to certain limitations. Under the sale agreement, Jefferies may sell shares of our common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.
The issuance and sale, if any, of shares of our common stock by us under the sale agreement will be made pursuant to a registration statement on Form S-3 that will be filed with the U.S. Securities and Exchange Commission (“SEC”) on August 13, 2020, if and when that registration statement is declared effective. The offering will be described in our Prospectus dated and filed the date the registration statement is declared effective by the SEC, as supplemented by a Prospectus Supplement.
We will pay Jefferies a commission equal to 3.0% of the gross proceeds from each sale of shares of our common stock sold through Jefferies under the sale agreement and will provide Jefferies with customary indemnification and contribution rights. In addition, we agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, in addition to certain ongoing disbursements of Jefferies' counsel, if required. The sale agreement will terminate upon the sale of all $50.0 million of shares under the sale agreement, unless earlier terminated by either party as permitted therein.
The sale agreement will be filed as an exhibit to the registration statement on Form S-3 to be filed with the SEC on August 13, 2020.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any shares of our common stock under the sale agreement nor shall there be any offer, solicitation or sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.	Exhibits
Following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
10.1	Amended and Restated Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated June 24, 2020	8-K	10.1	June 29, 2020
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

August 13, 2020	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2020	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)