Form 10-Q
period 2020-09-30
DYADIC INTERNATIONAL INC
filed 2020-11-12
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
The number of shares outstanding of each of the registrant’s Common Stock as of November 11, 2020 was 27,482,157.

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

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$21,862,581	$4,823,544
Short-term investment securities	8,544,815	29,399,146
Interest receivable	106,405	329,711
Accounts receivable	806,847	558,530
Income tax receivable	—	250,308
Prepaid expenses and other current assets	419,498	277,999
Total current assets	31,740,146	35,639,238

Non-current assets:
Long-term investment securities	—	1,511,636
Long-term income tax receivable	—	250,308
Other assets	5,558	51,314
Total assets	$31,745,704	$37,452,496

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$976,762	$943,378
Accrued expenses	620,633	566,003
Deferred research and development obligations	153,855	78,644
Total current liabilities	1,751,250	1,588,025

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 39,735,659 and 39,612,659, outstanding shares - 27,482,157 and 27,359,157 as of September 30, 2020 and December 31, 2019, respectively	39,736	39,613
Additional paid-in capital	97,600,771	96,105,851
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(48,716,138)	(41,351,078)
Total stockholders’ equity	29,994,454	35,864,471
Total liabilities and stockholders’ equity	$31,745,704	$37,452,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Research and development revenue	$416,361	$454,507	$1,256,004	$1,247,908

Costs and expenses:
Costs of research and development revenue	266,929	384,803	1,169,351	1,034,934
Provision for contract losses	112,433	—	187,388	—
Research and development	986,054	841,343	2,857,670	2,351,953
Research and development - related party	—	101,849	—	827,632
General and administrative	1,643,493	1,056,196	4,772,117	4,354,941
Foreign currency exchange loss (gain), net	(16,240)	13,727	26,317	24,693
Total costs and expenses	2,992,669	2,397,918	9,012,843	8,594,153

Loss from operations	(2,576,308)	(1,943,411)	(7,756,839)	(7,346,245)

Interest income	76,809	245,027	391,779	777,711

Loss before income taxes	(2,499,499)	(1,698,384)	(7,365,060)	(6,568,534)

Provision for income taxes	—	—	—	900

Net loss	$(2,499,499)	$(1,698,384)	$(7,365,060)	$(6,569,434)

Basic and diluted net loss per common share	$(0.09)	$(0.06)	$(0.27)	$(0.24)

Basic and diluted weighted-average common shares outstanding	27,482,157	27,181,003	27,467,051	26,909,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2019	39,612,659	$39,613	(12,253,502)	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471

Stock-based compensation	—	—	—	—	1,264,233	—	1,264,233

Exercise of stock options	123,000	123	—	—	230,687	—	230,810

Net loss	—	—	—	—	—	(7,365,060)	(7,365,060)

Balance at September 30, 2020	39,735,659	$39,736	(12,253,502)	$(18,929,915)	$97,600,771	$(48,716,138)	$29,994,454

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(7,365,060)	$(6,569,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,264,233	1,034,346
Amortization of held-to-maturity securities, net	282,123	141,362
Foreign currency exchange loss (gain), net	26,317	24,693
Changes in operating assets and liabilities:
Interest receivable	223,306	58,800
Accounts receivable	(141,698)	(110,807)
Income tax receivable	500,616	497,460
Prepaid research and development	—	253,446
Prepaid expenses and other current assets	(141,550)	(164,590)
Accounts payable	(61,651)	429,955
Accrued expenses	50,745	70,541
Deferred research and development obligation	75,211	(47,726)
Net cash used in operating activities	(5,287,408)	(4,381,954)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(14,677,156)	(37,585,548)
Proceeds from maturities of investment securities	36,761,000	43,953,000
Net cash provided by investing activities	22,083,844	6,367,452

Cash flows from financing activities
Proceeds from exercise of options	230,810	328,590
Net cash provided by financing activities	230,810	328,590
Effect of exchange rate changes on cash	11,791	(38,075)
Net increase in cash and cash equivalents	17,039,037	2,276,013
Cash and cash equivalents at beginning of period	4,823,544	2,386,314
Cash and cash equivalents at end of period	$21,862,581	$4,662,327

Supplemental cash flow information
Cash received from income tax refund	$500,616	$506,866

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

To date, as a direct result of COVID-19, some of our employees are still working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

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
For the three months ended September 30, 2020 and 2019, the Company’s revenue was generated from eight and five customers, respectively. For the nine months ended September 30, 2020 and 2019, the Company’s revenue was generated from twelve and eight customers, respectively. As of September 30, 2020 and December 31, 2019, the Company’s accounts receivable was from ten and five customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.
The Company generates a portion of its revenues from customers that are located outside of the United States. For the three and the nine months ended September 30, 2020, the Company had three and six customers outside of the United States (i.e. European and Asian customers) that accounted for approximately 40.6% or $169,000, and 48.5% or $609,000 of total revenue, respectively. For the three and the nine months ended September 30, 2019, the company had three customers outside of the United States (i.e. European and Asian customers) that accounted for approximately 77.0% or $351,000 and 73.6% or $918,000 of total revenue, respectively.

As of September 30, 2020, the Company had five customers outside of the United States (i.e. European and Asian customers) that accounted for approximately 64.9% or $613,000 of accounts receivable. As of December 31, 2019, the Company had four customers outside of the United States that accounted for approximately 69.5% or $388,000 of accounts receivable.
The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended September 30, 2020 and 2019, one CRO accounted for approximately 92.9% and 91.6% of total research services we purchased, respectively. For the nine months ended September 30, 2020 and 2019, one CRO accounted for approximately 96.2% and 77.1% of total research services we purchased, respectively. As of September 30, 2020, approximately $727,000 or 74.4% of accounts payable was related to this CRO. As of December 31, 2019, approximately $706,000 or 74.9% of accounts payable was related to this CRO. The loss of this CRO or a combination of the Company’s CROs could adversely affect its operations.
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
The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of September 30, 2020 or December 31, 2019.
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
Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of September 30, 2020 and December 31, 2019.
Accounts receivable consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Billed receivable	$638,339	$432,546
Unbilled receivable	168,508	125,984
	$806,847	$558,530

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Prepaid insurance	$315,261	$173,890
Prepaid expenses - various	103,809	101,221
Prepaid taxes	428	2,888
	$419,498	$277,999
Accounts Payable
Accounts payable consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Research and development expenses	$727,470	$766,001
Legal expenses	181,342	26,994
Other	67,950	150,383
	$976,762	$943,378
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Employee wages and benefits	$396,567	$474,388
Research and development expenses	176,791	69,795
Other	47,275	21,820
	$620,633	$566,003

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
Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$846,564	$730,190	$2,431,200	$1,974,176
Contracted services - related party	—	101,849	—	827,632
Personnel related costs	131,553	95,269	394,706	312,321
Facilities, overhead and other	7,937	15,884	31,764	65,456
	$986,054	$943,192	$2,857,670	$3,179,585

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
For the nine months ended September 30, 2020, there were no provision for income taxes and unrecognized tax benefits recorded.
Deferred tax assets as of September 30, 2020 and December 31, 2019 were approximately $9.4 million and $7.2 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of September 30, 2020 and December 31, 2019.
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
For the three and nine months ended September 30, 2020 and 2019, the effect of the potential exercise of options to purchase 4,650,390 and 4,006,390 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements Not Adopted as of September 30, 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in the first quarter of 2023. The Company does not expect ASU 2016-13 to have material impact on our consolidated financial statements.
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

Note 2:    Cash, Cash Equivalent, and Investments
The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and short-term and long-term investment securities by major security type as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$785,678	$—	$—	$785,678
Money Market Funds	1	21,076,903	—	—	21,076,903
Subtotal		21,862,581	—	—	21,862,581
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	8,605,115	60,300	—	8,544,815
Total		$30,467,696	$60,300	$—	$30,407,396

	December 31, 2019 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,010,510	$—	$—	$1,010,510
Money Market Funds	1	3,813,034	—	—	3,813,034
Subtotal		4,823,544	—	—	4,823,544
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	29,387,053	5,898	(17,991)	29,399,146
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	1,528,190	16,554	—	1,511,636
Total		$35,738,787	$22,452	$(17,991)	$35,734,326
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

(4) The premium paid to purchase held-to-maturity investment securities was $0 and $54,385 for the three months ended September 30, 2020 and 2019, respectively. The premium paid to purchase held-to-maturity investment securities was $221,156 and $158,548 for the nine months ended September 30, 2020 and 2019, respectively. The premium paid to purchase held-to-maturity investment securities was $233,550 for the year ended December 31, 2019.
The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2020, the Company does not consider any of its investments to be other-than-temporarily impaired.
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

For the three months ended September 30, 2020, and 2019, research and development expenses related to BDI, recorded as research and development - related party in our consolidated statements of operations were none and approximately $0.1 million, respectively. For the nine months ended September 30, 2020, and 2019, research and development expenses related to BDI were none and approximately $0.8 million, respectively.
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
As of September 30, 2020, Novovet has not raised the capital required to move this opportunity forward, and therefore, the Company has not transferred its C1 technology to Novovet. Therefore, the Novovet Up-Front Consideration received under the Luina Bio Sub-License Agreement, in the form of a 20% equity interest in Novovet, does not yet meet the revenue recognition criteria under ASC 606. The Company will account for its investment in Novovet and the related income under the equity method of accounting, once the transfer of its C1 technology is completed and Novovet receives adequate financing required to commence its research and development activities.
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
The Company evaluated the nature of its equity interest investment in Alphazyme and determined that Alphazyme is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of Alphazyme as Dyadic does not have the power to control or direct the activities of Alphazyme that most significantly impact the VIE. As a result, the Company does not consolidate its investments in Alphazyme. The Company will account for its investment in Alphazyme under the cost method, given that it does not have the ability to exercise significant influence or control over Alphazyme. No revenue from the Alphazyme Sub-Licensing Agreement was recorded during the nine months ended September 30, 2020 because the amount of consideration received was immaterial.

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
For the three months ended September 30, 2020, the Company recognized approximately $70,000 in research and research revenue from Serum. For the nine months ended September 30, 2020, the Company recognized approximately $244,000 in research and research revenue from Serum.
IDBiologics, Inc.
On July 8, 2020, the Company entered into a Common Stock Purchase Agreement (the “IDBiologics Agreement”) with IDBiologics, Inc (“IDBiologics”). IDBiologics is a private biotechnology company focused on the development of human monoclonal antibodies for the treatment and prevention of serious infectious diseases. The Company was founded in 2017 and seeded by Vanderbilt University Medical Center (VUMC) in response to the repeated threats of epidemics around the world including Ebola in West Africa and Zika in the Americas, and the successful demonstration of monoclonal antibodies as potential treatments. IDBiologics is developing a portfolio of monoclonal antibodies against SARS-CoV-2, influenza and Zika viruses.
Under the term of the IDBiologics Agreement, Dyadic agreed to receive 129,611 shares of IDBiologics’ common stock, which represent 0.37% of IDBiologics’ outstanding equity, in exchange for the services to be provided by Dyadic under the feasibility study, which includes the use of Dyadic’s C1 technology to express a SARS-CoV-2 monoclonal antibody IDBiologics’ licensed from the Vanderbilt Vaccine Center (VVC). The shares of common stock of IDBiologics vested 50% upon the signing of the IDBiologics Agreement, and vest 25% upon the completion of Step 3 of the feasibility study, and 25% at the end of the project.
The Company evaluated the nature of its equity interest in IDBiologics and determined that IDBiologics is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of IDBiologics as Dyadic does not have the power to control or direct the activities of IDBiologics that most significantly impact the VIE. As a result, the Company does not consolidate its investment in IDBiologics. Upon receipt its shares, Dyadic will account for the equity interest in IDBiologics under the cost method. No revenue from the IDBiologics Agreement was recorded during the nine months ended September 30, 2020 because the amount of consideration received was immaterial.

Note 4:    Commitments and Contingencies
Leases
Jupiter, Florida Headquarters
The Company’s corporate headquarters are located in Jupiter, Florida. On June 30, 2020, the Company’s office lease expired and was extended on a monthly basis. On August 13, 2020, the Company entered into a new lease with the same lessor pursuant to which the leased office space was reduced from approximately 4,900 square feet to 2,000 square feet and the combined monthly rental rate and common area maintenance charges were reduced from approximately $9,700 to $4,200. The new lease became effective September 1, 2020 and will expire on August 31, 2021.
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
As of September 30, 2020, the Company had 4,650,390 stock options outstanding and an additional 2,134,211 shares of common stock available for grant under the 2011 Plan. As of December 31, 2019, there were 3,860,390 stock options outstanding and 1,547,211 shares of common stock available for grant under the 2011 Plan.
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
The assumptions used in the Black-Scholes option pricing model for stock options granted during the nine months ended September 30, 2020 are as follows:

Risk-Free interest rate	0.25% - 1.72%
Expected dividend yield	—%
Expected stock price volatility	39.94% - 51.22%
Expected life of options	1.75 - 6.25 Years

The following table summarizes the stock option activities during the nine months ended September 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,860,390	$1.76	5.7	$13,287,932
Granted (1)	913,000	5.24
Exercised (2)	(123,000)	1.88
Expired	—	—
Canceled	—	—
Outstanding at September 30, 2020	4,650,390	$2.44	5.9	$23,870,114

Exercisable at September 30, 2020	3,292,794	$1.78	4.7	$19,067,568
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
Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$354,264	$118,754	$1,125,217	$957,843
Research and development	46,417	25,426	139,016	76,503
Total	$400,681	$144,180	$1,264,233	$1,034,346

Note 6:    Shareholders’ Equity
Issuances of Common Stock
For the nine months ended September 30, 2020, there were 123,000 shares of the Company’s common stock issued as a result of the exercise of stock options with a weighted average issue price of $1.88 per share. For the nine months ended September 30, 2019, there were 499,671 shares of the Company’s common stock issued as a result of the exercise of stock options with a weighted average issue price of $1.62 per share.
Changes in Stockholders Equity

	Nine Months Ended September 30, 2020 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2020	$39,613	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471
Stock-based compensation	—	—	426,939	—	426,939
Exercise of stock options	100	—	174,900	—	175,000
Net loss	—	—	—	(2,214,139)	(2,214,139)
March 31, 2020	$39,713	$(18,929,915)	$96,707,690	$(43,565,217)	$34,252,271
Stock issued	—	—	436,613	—	436,613
Stock-based compensation	23	—	55,720	—	55,743
Net loss	—	—	—	(2,651,422)	(2,651,422)
June 30, 2020	$39,736	$(18,929,915)	$97,200,023	$(46,216,639)	$32,093,205
Stock-based compensation	—	—	400,680	—	400,680
Exercise of stock options	—	—	68	—	68
Net loss	—	—	—	(2,499,499)	(2,499,499)
September 30, 2020	$39,736	$(18,929,915)	$97,600,771	$(48,716,138)	$29,994,454

	Nine Months Ended September 30, 2019 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2019	$38,967	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169
Stock-based compensation	—	—	309,563	—	309,563
Net loss	—	—	—	(2,175,258)	(2,175,258)
March 31, 2019	$38,967	$(18,929,915)	$94,694,793	$(35,218,371)	$40,585,474
Stock issued	398	—	148,782	—	149,180
Stock-based compensation	—	—	580,603	—	580,603
Net loss	—	—	—	(2,695,792)	(2,695,792)
June 30, 2019	$39,365	$(18,929,915)	$95,424,178	$(37,914,163)	$38,619,465
Stock repurchased	102	—	179,308	—	179,410
Stock-based compensation	—	—	144,180	—	144,180
Net loss	—	—	—	(1,698,384)	(1,698,384)
September 30, 2019	$39,467	$(18,929,915)	$95,747,666	$(39,612,547)	$37,244,671

Treasury Stock
As of September 30, 2020 and December 31, 2019, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.
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
We have not and are not obligated to sell any shares under the sale agreement. Subject to the terms and conditions of the sale agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we specify, subject to certain limitations. Under the sale agreement, Jefferies may sell shares of our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.
We will pay Jefferies a commission equal to 3.0% of the gross proceeds from each sale of shares of our common stock sold through Jefferies under the sale agreement and will provide Jefferies with customary indemnification and contribution rights. In addition, we agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, in addition to certain ongoing disbursements of Jefferies’ counsel, if required. The sale agreement will terminate upon the sale of all $50.0 million of shares under the sale agreement, unless earlier terminated by either party as permitted therein.
The issuance and sale, if any, of shares of our common stock by us under the sale agreement will be made pursuant to a registration statement on Form S-3 filed with the SEC on August 13, 2020 and declared effective by the SEC on August 25, 2020 and the accompanying Prospectus, as supplemented by a Prospectus Supplement. As of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠, and we have no immediate plans to sell any securities under this program to fund our near-term business plan.

Note 7:    Subsequent Events
Management continues to actively monitor the COVID-19 pandemic and its development, and the possible effects on the Company’s financial condition, liquidity, operations, vendors, industry, and workforce.
For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through November 12, 2020, the date the consolidated financial statements were available to be issued. Management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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
Recent Developments
In 2020, the Company continued to expand its relationships with business and research partners in the biotech and pharmaceutical industry, academic and other institutions, as well as certain governmental agencies as follows:
•On November 12, the Company entered into a fully funded collaboration with a top-tier global pharmaceutical company to express two (2) molecules of commercial interest.
•On November 12, the Company expanded its collaboration with one of the top-ten global drug manufacturers we are collaborating with, who is funding the research to evaluate C1’s ability to express a new class of proteins in our ongoing research collaboration.
•In October, Dyadic entered into a non-exclusive technology agreement with Epygen Biotech of India, who after obtaining required funding, expects to produce cGMP clinical trial material at their facility and conduct trials in India, using Dyadic’s C1 expressed receptor binding domain (RBD) antigen of the SARS-CoV-2 Spike Protein. This agreement demonstrates how potential collaborators globally can develop and manufacture vaccines and drugs on a regional basis that are affordable, safe and effective.
•On September 17, Dyadic announced a fully funded collaboration with Jiangsu Hengrui Medicine Co., Ltd. (“Hengrui”) to apply Dyadic’s C1 technology to the development of selected Hengrui biologic drugs. This agreement highlights C1’s potential value proposition to address demand for more efficient biomanufacturing processes of biologic drugs and vaccines.
•On July 15, Dyadic signed a fully funded R&D collaboration with one of the top five global pharmaceutical companies for human health. Under this agreement, Dyadic will be expressing two different types of therapeutic compounds.
•In the second quarter, Dyadic entered into two new fully funded collaborations with two of the leading global animal health companies to demonstrate the C1 technology platform for expression and production of therapeutic proteins for companion and farm animal diseases. The Company has rapidly expanded into the animal health market and has signed fully funded agreements with all four leading animal health companies, as well as a fifth global animal health company to evaluate C1. The first two projects has been expanded into the second phase and the Company has received additional funding.
•In March, Dyadic entered into a nonexclusive research license with WuXi Biologics, one of the leading global Contract Development and Manufacturing Organizations.

•In the first quarter, Data presented at the 15th European Conference on Fungal Genetics (“ECFG15”) demonstrated that the Company’s C1 strain has been glyco-engineered to achieve a core human-like G2 glycan level over 76%. Data also showed excellent progress we made in reducing the extracellular protease background by 50 times in C1. The elimination of protease activity makes the C1 cell line more efficient at producing stable proteins, leading to simpler purification requirements.
•In March, Dyadic entered into a feasibility study with the University of Oslo involving an influenza vaccine.
The Company is currently working on several COVID-19 related vaccine and antibody opportunities, including but not limited to the following:
•Dyadic, in conjunction with VTT, has successfully engineered several C1 strains that express the Full Spike protein and the Receptor Binding Domain (RBD) antigen of the SARS-CoV-2 spike protein. C1 RBD is being expressed in multiple forms at high levels, which can be used to produce very large quantities of several potential COVID-19 vaccine candidates at flexible commercial scales, at low cost. The proprietary C1 expressed RBD antigen is being used in animal trials by nine different research groups, governmental agencies, and biopharma companies, including the Israel Institute for Biologic Research (IIBR) and in collaboration with scientists from Oxford University, Utrecht University, Erasmus Medical Center and University of Veterinary Medicine Hannover, DE (TiHo) and others who are testing the C1 expressed RBD vaccine candidate(s) in animal trials on a stand-alone basis as well as testing the C1 RBD with nanoparticles and adjuvants. The animal studies are currently scheduled to include challenge studies with transgenic mice that express the Human Ace-2 and Hamsters as well as additional mice studies.
•In June, Dyadic was selected by the Frederick National Laboratory to engineer its patented and proprietary C1 cell lines to produce several COVID-19 vaccine candidates which will be utilized by the Vaccine Research Center part of the National Institute of Allergy and Infectious Diseases at the National Institute of Health. This collaboration is ongoing and C1 has shown to be able to express one or more of their SARS-CoV-2 vaccine candidates. We expect to send samples to them later this month for them to analyze and characterize.
•Dyadic provided one of its C1 RBD SARS-CoV-2 vaccine strains, along with samples of the C1 expressed RBD vaccine candidate, to the IIBR for their use in developing a potential COVID-19 vaccine. A recently concluded IIBR mice study showed that the C1 expressed SARS-CoV-2 RBD has the potential to generate excellent immunogenicity responses with very high titers and neutralizing antibodies against the Covid-19 virus. The successful mice study has encouraged them to perform a new challenge study in which transgenic mice expressing the Human Ace2 will be infected with the SARS-CoV-2 virus. This study is expected to start soon.
•Interim results from a recent additional mouse study further supports that the C1 expressed SARS-CoV-2 RBD, in addition to generating excellent immunogenicity responses with very high titers and neutralizing antibodies against the Covid-19 virus, also has the potential to stimulate the memory cellular immune response induced in human cells by the SARS-CoV-2 virus.
◦Dyadic has expressed a SARS-CoV-2 monoclonal antibody (mAb) in collaboration with IDBiologics, Inc., who licensed this mAb from the Vanderbilt Vaccine Center (“VVC”). A sample of this potential C1 expressed COVID-19 antibody has been delivered to the VVC and is currently being compared to the same mAb expressed from CHO. Initial neutralization results are encouraging and are supported by prior non-SARS-CoV-2 monoclonal antibody neutralization results reported in one our ongoing pharmaceutical collaborations.
◦Dyadic continues to provide samples of its proprietary C1 expressed RBD SARS-CoV-2 antigens to additional parties who are evaluating the RBD antigen for potential use in SARS-CoV-2 vaccine and diagnostic applications.
Impact of COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, operations, and research projects.
To date, as a direct result of COVID-19, some of our employees are still working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the response to curb its spread, currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.
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
We have not and are not obligated to sell any shares under the sale agreement. Subject to the terms and conditions of the sale agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we specify, subject to certain limitations. Under the sale agreement, Jefferies may sell shares of our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.
We will pay Jefferies a commission equal to 3.0% of the gross proceeds from each sale of shares of our common stock sold through Jefferies under the sale agreement and will provide Jefferies with customary indemnification and contribution rights. In addition, we agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, in addition to certain ongoing disbursements of Jefferies’ counsel, if required. The sale agreement will terminate upon the sale of all $50.0 million of shares under the sale agreement, unless earlier terminated by either party as permitted therein.
The issuance and sale, if any, of shares of our common stock by us under the sale agreement will be made pursuant to a registration statement on Form S-3 filed with the SEC on August 13, 2020 and declared effective by the SEC on August 25, 2020 and the accompanying Prospectus, as supplemented by a Prospectus Supplement. As of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠, and we have no immediate plans to sell any securities under this program to fund our near-term business plan.

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
Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable in 2018. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. As of September 30, 2020, we have received 100% of the AMT refund.
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

Results of Operations
Three and Nine Months Ended September 30, 2020 Compared to the Same Periods in 2019
Revenue, Cost of Revenue, and Provision for Contract Losses
The following table summarizes the Company’s revenue, cost of research and development revenue and provision for contract losses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$416,361	$454,507	$1,256,004	$1,247,908
Cost of research and development revenue	266,929	384,803	1,169,351	1,034,934
Provision for contract losses	112,433	—	187,388	—

For the three months ended September 30, 2020, revenue and cost of research and development revenue included eight on-going research collaborations compared to five collaborations for the same period a year ago. The slight decreases primarily were due to the smaller dollar amount for each project compared to the same period a year ago. The increase in revenue and cost of research and development revenue for the nine months ended September 30, 2020 reflected twelve on-going research collaborations compared to eight collaborations for the same period a year ago. The increase in provision for contract losses reflected the activities of one biopharmaceutical collaboration research project.
Research and Development Expenses
Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.
Research and development expenses for the three months ended September 30, 2020 increased to approximately $986,000 compared to $841,000 for the same period a year ago. The increase primarily reflected additional costs of COVID-19 related projects and other internal research projects.
Research and development expenses for the nine months ended September 30, 2020 increased to approximately $2,858,000 compared to $2,352,000 for the same period a year ago. The increase primarily reflected additional costs of COVID-19 related projects and other internal research projects.
Research and development expenses - related party, for the three months ended September 30, 2020, was none compared to approximately $102,000 for the same period a year ago. The decrease was primarily due to the completion of research projects conducted at BDI in 2019.
Research and development expenses - related party, for the nine months ended September 30, 2020, was none compared to approximately $828,000 for the same period a year ago. The decrease was primarily due to the completion of research projects conducted at BDI in 2019.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2020, increased 55.6% to approximately $1,643,000 compared to $1,056,000 for the same period a year ago. The increase principally reflected increase in noncash share-based compensation expenses of $236,000, legal and SEC registration expenses of $217,000, accrued incentives of $54,000, insurance premium of $46,000, and other increases of $34,000.
General and administrative expenses for the nine months ended September 30, 2020, increased 9.6% to approximately $4,772,000 compared to $4,355,000 for the same period a year ago. The increase principally reflected increase in insurance premium of $186,000, noncash share-based compensation expenses of $167,000, legal and SEC registration expenses of $99,000, business development and investor relations costs of $65,000, and other increases of $66,000, offset by reductions in executive compensation costs and accrued incentives of $166,000.
Interest Income

Interest income for the three months ended September 30, 2020 was approximately $77,000 compared to $245,000 for the same period a year ago. The decrease was primarily due to a decrease in interest rate and yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Interest income for the nine months ended September 30, 2020 was approximately $392,000 compared to $778,000 for the same period a year ago. The decrease was primarily due to a decrease in interest rate and yield on the Company’s investment grade securities, which are classified as held-to-maturity.
Net Loss
Net loss for the three months ended September 30, 2020 was approximately $2,499,000 compared to $1,698,000 for the same period a year ago.
Net loss for the nine months ended September 30, 2020 was approximately $7,365,000 compared to $6,569,000 for the same period a year ago.
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
Our ability to achieve profitability depends on a number of factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sub-license agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities, including our business development and research expenses, as well as additional costs as an SEC reporting and NASDAQ listed company. We may decide to fund all or part of a Phase I clinical trial in order to demonstrate the safety of the C1 expression platform in humans. There is no assurance that funding would be available at acceptable terms, if at all.
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
On August 13, 2020, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or Jefferies, with respect to an at the market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock at an aggregate offering price of up to $50.0 million through Jefferies as our sales agent or principal. This program adds to our financial flexibility to pursue additional opportunities that leverage the broad application potential of C1. However, as of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠, and we have no immediate plans to sell any securities under this program to fund our near-term business plan.
As of September 30, 2020, cash and cash equivalents were approximately $21.9 million compared to $4.8 million as of December 31, 2019. The carrying value of short-term and long-term investment grade securities, including accrued interest as of September 30, 2020 was approximately $8.7 million compared to $31.2 million as of December 31, 2019.
Net cash used in operating activities for the nine months ended September 30, 2020 of approximately $5.3 million was principally attributable to a net loss of approximately $7.4 million, partially offset by share-based compensation expenses of approximately $1.3 million, changes in tax receivable of approximately $0.5 million, and amortization of held-to-maturity securities of approximately $0.3 million.
Net cash used in operating activities for the nine months ended September 30, 2019 of approximately $4.4 million was principally attributable to a net loss of $6.6 million, partially offset by share-based compensation expense of approximately $1.0 million, changes in tax receivable of approximately $0.5 million, changes in other operating assets and liabilities of approximately $0.5 million, and amortization of held-to-maturity securities of approximately $0.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2020 was approximately $22.1 million compared to $6.4 million for the nine months ended September 30, 2019. Cash flows from investing activities during the nine months ended September 30, 2020 and 2019 were primarily related to proceeds from maturities and purchases of investment grade debt securities.
Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $0.2 million compared to $0.3 million for the nine months ended September 30, 2019. Cash flows from financing activities during the nine months ended September 30, 2020 and 2019 were primarily related to proceeds from exercise of options.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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

Our sales and operations are subject to the risks of doing business internationally.
    Our sales and operations are subject to the risks of doing business internationally, as we have customers and partners located outside of the United States. Conducting business internationally exposes us to a variety of risks, including:
•changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;
•the imposition of tariffs;

•the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•uncertainties relating to foreign laws, regulations and legal proceedings including tax, import/export, anti-corruption and exchange control laws;
•the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•increased demands on our limited resources created by our operations may constrain the capabilities of our administrative and operational resources and restrict our ability to attract, train, manage and retain qualified management, technicians, scientists and other personnel;
•economic or political instability in foreign countries;
•difficulties associated with staffing and managing foreign operations; and
•the need to comply with a variety of United States and foreign laws applicable to the conduct of international business, including import and export control laws and anti-corruption laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
1.1	Open Market Sale Agreement by and between the Company and Jeffries LLC, dated August 13, 2020	S-3	1.2	August 13, 2020
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

November 12, 2020	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2020	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)