Form 10-K
period 2020-12-31
DYADIC INTERNATIONAL INC
filed 2021-03-30
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (27,482,157 shares) computed by reference to the closing price of $8.68 as reported on the NASDAQ Stock Markets on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $238 million. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2021, the registrant had 27,554,157 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2021 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information (other than historical facts) set forth in this Annual Report contains forward-looking statements within the meaning of the Federal securities laws, which involve many risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Such forward-looking statements are included under Item 7 “Management’s Discussion and Analysis”. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Forward-looking statements involve many risks, uncertainties or other factors within and/or beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of the C1 gene expression platform; (9) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd; (10) speculative nature and illiquidity of equity securities received as consideration from sub-licenses; (11) our expectations concerning the impact of the novel coronavirus identified as “COVID-19” on our business and operating results; and (12) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Annual Report. We caution you that the foregoing list of important factors is not exclusive. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a highly regulated, competitive and rapidly changing environment. Our competitors have far greater resources, infrastructure and market presence than we do which makes it difficult for us to enter certain markets, and/or to gain or maintain customers. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Annual Report which could have a material adverse effect on our business, results of operations and financial condition.

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

Overview

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands, utilizing several global research organizations, consulting firms, academic, government and industry collaborators to perform research and development, pre-clinical and clinical trials, manufacturing, and other services under contract to Dyadic. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.

On December 31, 2015, the Company sold its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions). Danisco retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents either owned by Danisco or licensed in by Danisco.

After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines, drugs, and other biological products at flexible commercial scales for use in animal and human health.

The Company and its C1 technology played an important role in the €20 million Zoonosis Anticipation Preparedness Initiative ZAPI) program, which was a five-year research and development program sponsored by the European Union. ZAPI brought together experts in human and animal health to create new platforms and technologies that will facilitate a fast, coordinated, and practical response to new pandemic threats as soon as they emerge. The Company’s C1 gene expression and recombinant protein production platform was selected by ZAPI as a production host of antigens for the Schmallenberg virus (SBV) and Rift Valley Fever virus (RVFV). The C1 expressed SBV antigen was produced at approximately 300 times greater yield than the SBV antigen expressed from insect (baculovirus) cells and was more stable. Additionally, the C1 SBV antigen was shown to be safe and effective to provide full protection to cattle, sheep and mice from the SBV. Based on these results, ZAPI has provided additional funding in 2021 to perform expanded animal trials with C1 expressed antigens for SBV and RVFV and to generate additional safety and efficacy data. Several positive outcomes have already originated from the ZAPI results, including several fully funded animal health projects and several COVID-19 vaccine collaborations, including Dyadic’s proprietary receptor-binding domain (RBD) antigen of the SARS-CoV-2 spike protein, DYAI-100. The C1 expressed SARS-CoV-2 RBD antigen has been developed and tested in various collaborations, including with three of the top infectious disease and coronavirus scientists who worked with Dyadic and C1 in the ZAPI consortium, the Israel Institute for Biological Research (IIBR), Medytox, Inc., and others. These activities have positioned the Company to determine the best path forward for an anticipated first-in-human Phase 1 clinical program of DYAI-100 in the second half of 2021. The goal of the DYAI-100 Phase 1 clinical trial is to validate that proteins produced from the Company’s proprietary and patented C1-cells are safe in humans to accelerate the C1technology platform’s adoption and commercialization and to serve as proof of concept for the development of next generation multivariant COVID-19 vaccine candidates.

Based on a growing amount of safety, efficacy and productivity data from research and development programs within ZAPI, the IIBR and several internal and externally funded programs, we and a growing number of scientists globally believe that the C1 technology can be used to speed the development, lower production costs, and improve the performance of biologic vaccines, drugs and other biological products which can be efficiently manufactured at flexible commercial scales more affordably. Based on these internally and externally funded C1-cell engineering programs, the number and types of potential vaccines, drugs and biologic products which may be developed and commercialized, continues to grow. Some examples of human and animal vaccines and drugs which have the potential to be produced from C1-cells are protein antigens, virus-like particles (VLPs), monoclonal antibodies (mAbs), Bi/Tri-specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies which are designed to leverage its C1 technology to develop innovative vaccines and drugs, biosimilars and/or biobetters.

Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. Prior to the Company’s uplisting to the NASDAQ, the Company’s common stock traded on the OTCQX market.

Impact of COVID-19

The outbreak of COVID-19 has led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential impact to the Company’s employees, operations, and research projects.

To date, some of our employees are still working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and its variants and the actions taken and the level of success to contain or treat the SARS-CoV-2 virus and its variants, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the ongoing response to curb its spread (including government travel and meeting restrictions) currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity

Our Technology

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

Several significant potential operational advantages among others include:

Purities

High retention of target secreted protein(s) or other C1-cell bioproduct(s) through downstream processing No viral or endotoxins

Productivity

Robust & versatile C1-cell growth conditions.
High yields of C1-cell secreted protein and other products
Low viscosity [unique morphology]

Robustness

Scales ranging from laboratory microtiter plates, shaker flasks, single use and/or stainless-steel bioreactors
Speeds
Develop stable C1-cell lines in ~7 weeks producing recombinant proteins at grams/liter C1-cell production savings of ~30 days over CHO-cell production costs with very expensive media Manufacturing ~ 3-4 batches of mAbs at the same time it takes to make 1 batch using CHO-cells

Costs

High yields and rapid manufacturing cycle times reduce C1 production costs and significantly reduce manufacturing footprint

Competition

We believe our C1 gene expression platform has potential to become a leading alternative to several more expensive and slower expression systems currently used in the biopharmaceutical industry to produce vaccines, monoclonal antibodies, and other therapeutic proteins. C1 has some inherent benefits and potential competitive advantages compared to some of the industry standard expression systems for biologics such as CHO cells, E. coli, Pichia, and Insect Cells (i.e., Baculovirus) as discussed below:

•

Mammalian cells: They are currently the preferred hosts for most complex protein therapeutics due mainly to their ability to produce proteins with human-like glycosylation. This market is dominated by CHO cells. Disadvantages include the relatively longer time required for cell line development, and fermentation, very expensive cell media and comparably low protein yields.

•

Bacterial: Bacteria such as E. coli are currently the easiest, cheapest, and quickest method for recombinant protein expression and are often used in laboratory settings as well as commercial production of certain non-glycosylated proteins. However, they produce toxic and pyrogenic cell wall components that may make them less suitable to produce pharmaceutical or food components.

•

Yeast: In contrast to bacteria, yeast, such as Pichia, do not produce potentially toxic and pyrogenic cell wall components. Further, the genetic tools for yeast development are advanced and enable continued engineering of new strains that may become more suitable than CHO cell lines. Disadvantages include the comparably lower protein yields than C1 and hyper-glycosylation.

•

Insect cells: Insect cells (i.e., Baculovirus) offer protein expression with post translational modifications like mammalian cells, ease of scale-up, and simplified cell growth readily adapted to high-density suspension culture for large-scale expression. Baculovirus expression systems are used for producing recombinant protein, especially for vaccine antigens. Disadvantages include the comparably lower protein yields than C1 and the need for an added inactivation step.

We believe that our C1 technology has the potential to become an alternative gene expression platform to CHO, E.coli, yeast, insect cells, and other organisms currently in use for developing and manufacturing protein-based biologics because of C1’s potential speed of development, higher protein yields, and low production costs, among other potential benefits.

Our Industry and Potential Markets

Based on research results from our collaborations and our ongoing discussions with leading pharmaceutical and biotech companies, contract manufacturing organizations (CMOs), leading academic institutions, as well as U.S. and foreign governmental agencies, we continue to believe that the biopharmaceutical market is an attractive opportunity to apply the C1 technology. The Company continues to evaluate potential opportunities to expand the application of our C1 technology, and is currently focused on penetrating the following markets:

•	Recombinant vaccines and drugs for animal and human health
•	New innovative biotherapeutics
•	Biosimilars / Biobetters non-Glycosylated/Glycosylated protein markets
•	Metabolites
•	Growth Factors
•	Diagnostic and reagents

The use of biologic medicines, such as infectious disease vaccines and antibodies are growing significantly. However, biologic medicines are very expensive for both patients and health care systems, and the Company believes that such high cost is in part the result of the following bottlenecks in the development and manufacture of biologic medicines:

•	Several gene expression challenges
•	Low yielding and often slower gene expression systems currently used by the biopharmaceutical industry
•	Expensive, often royalty stacked, cell-media in the case of CHO cell lines
•	Long production time in the case of stable CHO cell lines
•	Low yields in the case of insect (baculovirus) cell lines
•	Narrow and/or less robust fermentation conditions
•	Previous underfunded development efforts for a more efficient next-generation gene expression system
•

The biopharmaceutical industry’s reluctance to utilize certain advances to develop next-generation gene expression systems for bio-manufacturing, such as application of cutting-edge synthetic biology, metabolic and glyco-engineering tools to generate more productive microorganisms with differentiating properties

The Company believes that the biopharmaceutical industry may benefit from a next-generation expression platform that is safe, reliable, productive and cost effective as such a platform would facilitate the production of hard to express and more affordable biologic medicines in larger volumes using smaller fermentation vessels. The Company also believes that by further engineering our C1 technology it will have the potential to be an alternative to CHO and other expression systems for certain biologic vaccines, drugs, and other biologic products.

Potential Opportunity to Use C1 in Drug Discovery and Early Development Process

While our focus has been and remains on developing stable C1 cell lines to speed up the development, lower production costs, improve the performance of biologic vaccines and to develop drugs at flexible commercial scales, we have identified biologics drugs discovery and early development process as one area where C1 also may add value based on our discussions with various pharmaceutical and biotech companies. This area includes the biologics drug discovery and early development process requires sufficient levels of proteins to be expressed as quickly as possible to identify new drug candidates within a limited time. Currently, HEK 293 cells (human embryonic kidney cells) are commonly used for this application. Given that C1 cells have demonstrated the capability to express and produce comparable and even larger quantities of protein than HEK 293 cells, we believe that C1 has the potential to help overcome certain protein expression challenges in the biologics drug discovery and development stages. We have had discussions with third parties, including our existing collaborators, to identify additional avenues to potentially adapt our C1 technology for this application.

Sub-licensing Agreements and Investments in Privately Held Companies and Projects

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

On June 24, 2020, the Company entered into an Amended and Restated Non-Exclusive Sub-License Agreement (the “Amended Sub-License Agreement”) with Alphazyme to amend and restate the Alphazyme Sub-License Agreement. Pursuant to the Amended Sub-License Agreement and in consideration of Dyadic’s transfer of its C1 technology, Alphazyme issued to the Company 2.50% of the Class A shares of Alphazyme, and Dyadic became a party to the Alphazyme Limited Liability Company Agreement pursuant to which the Company will agree to certain customary rights, covenants, and obligations. In addition, and subject to achieving certain milestones, Alphazyme is obligated to pay a potential milestone payment and royalties on net sales, if any, which incorporate Dyadic’s proprietary C1 gene expression platform.

On December 1, 2020, an Amended and Restated Limited Liability Company Agreement with Alphazyme (the “Amended Alphazyme LLC Agreement”) was entered into. Under the Amended Alphazyme LLC Agreement, Alphazyme obtained additional capital contribution and Dyadic’s ownership was diluted to 1.99%.

Biotechnology Developments for Industry, S.L

See below “Collaboration Agreement with BDI” under the subsection titled “Our Research Partners and Contract Research Organizations” for details.

IDBiologics, Inc.

On July 8, 2020, the Company entered into a Common Stock Purchase Agreement (the “IDBiologics Agreement”) with IDBiologics, Inc (“IDBiologics”). IDBiologics is a private biotechnology company focused on the development of human monoclonal antibodies for the treatment and prevention of serious infectious diseases. The Company was founded in 2017 and seeded by Vanderbilt University Medical Center in response to the repeated threats of epidemics around the world including Ebola in West Africa and Zika in the Americas. IDBiologics is developing a portfolio of monoclonal antibodies against SARS-CoV-2, influenza and Zika viruses.

Under the term of the IDBiologics Agreement, Dyadic agreed to receive 129,611 shares of IDBiologics’ common stock, which represent 0.37% of IDBiologics’ outstanding equity, in exchange for the services to be provided by Dyadic. Such services include the use of Dyadic’s C1 technology to express a SARS-CoV-2 monoclonal antibody which IDBiologics licensed from the Vanderbilt Vaccine Center (“VVC”). The shares of common stock of IDBiologics vested 50% upon the signing of the IDBiologics Agreement, 25% upon the completion of Step 3 of the feasibility study, and 25% at the end of the project.

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

In consideration of the license granted pursuant to the Luina Bio Sub-License Agreement, Dyadic received a 20% equity interest in Novovet (“Novovet Up-Front Consideration”) in accordance with the terms of Novovet’s Shareholder Agreement and will receive a percentage of royalties on future net sales and non-sales revenue, if any, which incorporates Dyadic’s proprietary C1 gene expression platform.

To date, Novovet has not raised the capital required to move this opportunity forward, and therefore, the Company has not transferred its C1 technology to Novovet.
The Company intends to terminate the Luina Bio Sub-License Agreement in 2021 should Novovet be unable to raise the required funding.

Our Research Partners and Contract Research Organizations (CROs)

Currently, the Company is conducting its C1 platform research and other internal and external third-party programs with several contract organizations as follows:

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

On June 28, 2019, the Company extended its research and development agreement with VTT through June 2022. Under the terms of the extended agreement, the Company will pay VTT a total of EUR €2.52 million over three years to continue developing Dyadic’s C1 fungal expression system for therapeutic protein production, including C1 host system improvement, glycoengineering, and management of third-party target protein expression projects. VTT is entitled to an additional success bonus up to EUR €450,000 based on the technical targets stipulated in the extended agreement. Meanwhile, Dyadic entered into a license agreement with VTT which granted Dyadic and its sublicensees the right to use synthetic C1 promoters developed by VTT, for an access fee. On October 25, 2019, the Company expanded the agreement with VTT to pay an additional EUR €690,000 over 1.5 years to reinforce its glycoengineering work. Dyadic retains the right to terminate the agreement with 90 days’ notice.

(2) Collaboration Agreement with BDI

On June 30, 2017 the Company  entered into a strategic Research Services Agreement (the “RSA”) with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. (“BDI Pharma”), and a Service Framework Agreement (the “SFA”, and together with the RSA, the “R&D Agreements”), with VLP The Vaccines Company, S.L.U. (“VLPbio”), both of which companies are subsidiaries of Biotechnology Developments for Industry, S.L., a Spanish biotechnology company (“BDI Holdings” and together with BDI Pharma and VLPbio, “BDI”).

BDI is a third-party contract research organization. From time to time we engage BDI to further modify and improve the Company’s C1 technology to ensure a safe and efficient expression system for use in speeding up the development and lowering the cost of manufacturing pharmaceutical products and processes. BDI was founded by former Abengoa Bioenergy scientists who conducted research and development on fungi and other microorganisms, including carrying out research and development and industrial scale up with the Company’s C1 microorganism for more than a decade. We believe that BDI has the required skills and experience in fungal strain development and industrial scale up of manufacturing processes to help us further develop our C1 technology and achieve our research and commercial goals and objectives.

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

BDI has completed its services and the Company has fulfilled its funding obligation under the SFA Commitment. All research projects under the R&D Agreements were completed. The Company continues to engage BDI to conduct certain other research activities on its behalf from time to time as well as to introduce new parties and opportunities to BDI where a scientific opportunity benefits all parties.

Under our collaboration program with BDI, BDI was able to express a Virus Like Particle (VLP) at 2.27g/l and a basket of therapeutic proteins that are commonly used as animal and human vaccines and drugs, either glycosylated or non-glycosylated proteins (including among others, mAbs, Fabs, and bi-specific mAbs.) to determine which, if any, of these proteins might be potential candidates for future commercialization.

We also used C1 to express antibody fragment Certolizumab and reached a high level of 12.0 g/l in 112 hours (2.6 g/l/d). Certolizumab is a constituting part of Cimzia Pegol, which is a recombinant, humanized and pegylated Fab antibody fragment. We are evaluating what further development work is required for optimizing the upstream and the downstream processes to establish a well-defined production process that may be ready for non-clinical and clinical registration studies. In addition, based on certain further modifications to the C1 cell line, such as the reduction or elimination of O Glycans, we may choose to conduct a variety of comparability and quality analytics with the C1 expressed Certolizumab together with our partner BDI and potentially other third parties. To date, BDI has not raised the capital required to move this project forward. The Company is evaluating the opportunity and may continue funding research in the future and/or identify a potential collaborator who would fund this project for further development.

Our Research and Development (“R&D”) Programs

The Company’s current research and development activities are focused on the following biopharmaceutical programs:

(1) Internal Research Programs

C1 Production Host Improvement Programs

The Company has research and development agreements with VTT and others to further improve its C1 technology to become an even more robust, versatile, and efficient therapeutic protein production platform which may be used to help bring biologic vaccines and drugs to market at lower cost with potentially improved performance. Ongoing projects include, among other things: (i) improving the C1 genetic tools, (ii) further reducing the background protease(s) levels by identifying and deleting certain protease genes and/or modifying C1 fermentation processes, (iii) developing high expression C1 cell lines by genetic modifications where one or more specific integration sites are being used to increase productivity and to what we expect will help with future regulatory approvals, and (iv) modifying the glycosylation pathway of C1 cells in order for C1 to express certain mAbs and other proteins with mammalian like glycosylation structures and to eliminate or modify certain unwanted glycan structures such as O-glycosylation.

We have made certain improvements to our C1 technology platform through our collaborations with VTT, BDI and through our other research projects.

•

Data demonstrating C1’s capability to express a variety of vaccines and therapeutic proteins including protein antigens, monoclonal antibodies (mAbs), Fab antibody fragments, Fc-Fusion proteins, and difficult-to-express genes such as virus-like particles (VLPs), and Bi/tri pandemic threats-Specific antibodies, and antigens, at a higher productivity level than other gene expression platforms.

•	Generated C1 strains that have significantly lower background protease activity, while remaining healthy and viable.
•	Created a C1 protease expression library to quickly identify and eliminate protease genes to improve protein stability and productivity.
•	Developed a variety of novel genetic elements as well as molecular and metabolic engineering tools that can be used in biologic vaccine and drug development and manufacturing.
•

Demonstrated that C1 can be grown not only in stainless steel fermenters, but also in single use bioreactors (SUBs). The Company conducted multiple bioreactor experiments using a 50L XDR-50MO Single Use GE bioreactor which demonstrated that the expression level was virtually identical to the productivity achieved in the Stainless-Steel Bioreactor.

•	Improved C1 fed batch fermentation process with low cost defined media, as compared to the expensive, complex growth media being used with CHO cells.
•	Developed several stable C1-cells for potential use to produce SARS-CoV-2 vaccines and antibodies for infectious diseases such as SARS-CoV-2, SBV and RVFV protein antigens.
•	Developed several stable C1-cells expressing an increasing number and variety of third party vaccines and drug targets.

We continue to generate a growing amount of data that demonstratesdifferent C1-produced proteins are properly folded and are biologically active:

•	Data from a large pharma collaborator demonstrating that the binding kinetics of mAbs produced from C1 are virtually indistinguishable from the binding kinetics of reference mAbs which were produced in CHO cells.
•	Demonstrated that C1 expressed mAbs have the similar human like glycan structures when compared to the same molecules that were produced from CHO cells.
•	Expressed a third party bi-specific antibody which was assayed by the third party in an in vitro cellular activity assay which indicated that dose response curves for the C1 expressed bi-specific antibody were very similar to the CHO expressed bi-specific antibody.
•	Expressed a number of third-party monoclonal antibodies which were assayed by multiple third parties who reported that the neutralizing activity assay demonstrated great similarity between C1-produced mAb and CHO-produced mAbs.
•	Antigens that were produced by C1 were not only produced at high levels, they were also importantly safe, effective and protected the animals in several animal challenge tests.

Glycosylated Therapeutic Programs and Potential Nivolumab Commercialization Program

The Company’s longer-term objective requires substantially more time and capital is to apply the C1 technology for the large therapeutic glycoprotein market. We believe that the rapid advances being made in genomics and synthetic biology, make the C1 fungal cell line a promising candidate to further engineer glycosylation pathways: (i) to produce therapeutic proteins having human like glycoforms structures such as G0, G2, G0F, and G2F; (ii) to reduce or eliminate O-glycosylation; and (iii) to create potentially improved immunogenicity in the case of vaccines.

The initial steps to develop C1 strains that produce mAbs with mammalian-like glycosylation are progressing at VTT. So far, we have achieved human-like glycan structure site occupancy level of approximately 95% for G0 and approximately 76% for G2. In addition to G0, only Man3 and GlcNAcMan3 remain in the glycan pattern. The next step is to reach C1 cell lines that produce proteins with G0F and G2F glycan structures. Based on research results we have to date; the Company believes that our C1 technology has the potential to become a useful platform for the development and production of therapeutic glycoproteins with human-like or potentially even superior glycan structures. We believe that, if successful, the glycoengineering of C1 cells may help to position the C1 technology to be an important production platform for developing and manufacturing glycosylated antibodies and other glycoproteins. These initial glycoengineered C1 cells have to date shown reduced gene expression levels when compared to the non-glycoengineered C1 cells. Several approaches are now being applied to reach our main goal – to develop cell line(s) that resemble the 3 main goals: (i) to produce therapeutic proteins having human-like glycoforms structure at high levels, (ii) to produce therapeutic proteins at high level and (iii) to produce stable therapeutic proteins.

We continue the development of Nivolumab (Opdivo®) as a biosimilar/biobetter immunotherapeutic biologic drug for human metastatic cancers, including melanoma, lung and other cancers. The aim of program is to express Nivolumab (mAb) with a glycoprotein structure like Nivolumab produced in CHO cells. So far, C1 produced Nivolumab has achieved G0 of about 95% and G2 of about 76% and the development of high Nivolumab producer cell line as part of its glycoengineering program for glycoprotein Immunoglobulin G (IgG) monoclonal antibodies is ongoing. This project has proved the concept that C1-cell manufacturing technology can be applied to several very high value therapeutic or preventative monoclonal antibodies.

Although we have made substantial progress working with VTT since September 2016, there remains additional work are needed to develop our C1 technology into a potentially safe and efficient expression system for use in speeding up the development and lowering the cost of animal and human biologic vaccines and drugs.

(2) Animal Health Programs

Biologic Vaccines Programs - ZAPI

We continued our participation in the ZAPI vaccination program. ZAPI (www.zapi-imi.eu) is a research and development project funded as part of IMI EU program (Zoonoses Anticipation and Preparedness Initiative (ZAPI project; IMI Grant Agreement n°115760)), with the assistance and partial financial support of IMI and the European Commission, and in-kind contributions from EFPIA partners. This project aims to develop a suitable platform for the rapid development and production of vaccines and protocols to fast-track registration of product developed to combat pandemic Zoonotic diseases that have the potential to affect human and animal populations. The Company’s C1 gene expression and recombinant protein production platform has been selected by ZAPI as a production host of antigens for the SBV and RVFV, and ZAPI has expanded its program with the Company and provided additional funding in 2019 and 2021, respectively. The SBV antigen from C1 was produced at approximately 300 times greater yields than the SBV antigen from baculovirus and was more stable. Additionally, the C1 SBV antigen was shown to be safe and very effective (full protection) in protecting cattle, sheep and mice from the SBV. Based on these results, additional fully funded animal trials are continuing in 2021 with C1 expressed antigens for SBV and RVFV and to generate additional safety and efficacy data.

Other Animal Health Projects and Collaborations

We have received funding from all top four leading animal health companies and another global animal health company to evaluate the use of the C1 technology for expression and production of vaccines and therapeutic proteins for companion and farm animal diseases. Some of the programs have been expanded to express additional proteins and have progressed to the next phase.

(3) COVID-19 Initiatives

The Company is currently working on several COVID-19 related vaccine and antibody opportunities.

•	Advancing C1 produced SARS-CoV-2-S-RBD antigen, DYAI-100 vaccine candidate towards a first-in-human Phase 1 clinical trial:
○

The Company formed a strategic collaboration with leading infectious disease scientists from Erasmus Medical Centre, University Utrecht, TiHo Hannover (ZAPI scientists) to develop a COVID-19 vaccine that can be rapidly manufactured, in large quantities, at low cost, using standard microbial fermenters that are readily available

○	The Company expanded its collaboration with the IIBR, which supported the development of the DYAI-100 COVID-19 vaccine candidate and carried out preclinical and challenge studies in mice.
○	C1 produced SARS-CoV-2-S-RBD antigen has been evaluated in ten animal trials by academic, industrial, and governmental R&D groups globally.
○

The Company engaged CR2O, a contract research organization, to manage and support further preclinical and clinical development of DYAI-100 with a toxicology study expected to begin in the second quarter of 2021, and a first-in-human Phase 1 clinical trial expected to begin in the second half of 2021.

•

In parallel with DYAI-100, the Company is developing additional proprietary and third-party monovalent and multivalent COVID-19 variant vaccine candidates by engineering a portfolio of C1 cell lines to produce several SARS-CoV-2 variant antigens, including the UK variant.

•

In March 2021, the Company expanded a vaccine development partnership with South Korea’s Medytox Inc. to co-develop C1 enabled COVID-19 variant vaccines and/or boosters (e.g., tetravalent or quadrivalent COVID-19 vaccine candidates) to immunize people against two or more of the current and future COVID-19 variants.

•	Frederick National Laboratory, ZAPI, and other third-party collaborators, are working on C1 produced SARS-CoV-2 and other antigens, to evaluate their properties and performance for possible use in the treatment of infectious diseases.
•	On October 12, 2020, the Company announced it entered into a non-exclusive technology usage agreement with Epygen Biotech of India, who plans to conduct clinical trials in India using DYAI-100, or one or more of the COVID-19 variant vaccines once funding becomes available.
•	The Company engineered C1-cells to produce a COVID-19 monoclonal antibody in collaboration with IDBiologics a biotechnology company that is co-developing antibodies with the Vanderbilt University Medical Center.

 (4) Human Health (Non-COVID) Programs

•	The Company is developing a number of other non-COVID infectious disease vaccine and antibody candidates internally and in conjunction with others.
•

In February 2021, the Company entered into a potential new market with a fully funded collaboration with TurtleTree Scientific to develop a number of recombinant protein growth factors, which play a critical role in tissue development and healing, including regenerative therapies.

•

In August 2020, the Company established a collaboration with Jiangsu Hengrui Medicine (“ Hengrui”), the largest pharmaceutical company in China (by market capitalization) for the development of selected Hengrui biologic drug(s) using C1 technology.

•	During 2020, the Company entered into a feasibility study with the University of Oslo for a potential influenza vaccine.
•

During 2020, the Company established five new fully funded collaborations with top-tier global pharmaceutical and small biotech companies to express therapeutics of commercial interest using C1 technology.

•	During 2020, the Company extended three existing collaborations to continue to investigate possible applications for its C1 technology.
•	In March 2020, Dyadic entered into a nonexclusive research license with WuXi Biologics, one of the leading global contract development and manufacturing organizations.

Antigens, VLPs, Monoclonal antibodies (mAbs), Fc-Fusion, and Fab

In addition to named projects mentioned above, the Company entered several other funded feasibility and expression research projects with top-tier human pharmaceutical companies and small biotech companies to validate the C1 technology to produce high levels of mAbs and other therapeutic proteins. Together with other internally funded research programs, we were able to use non glycoengineered C1-cells to express a variety of types of therapeutic proteins, including monoclonal antibodies (mAbs), Bi-Specific and Tri-Specific antibodies, Fab antibody fragments, and Fc-Fusion proteins using our C1 technology. So far, we were able to demonstrate C1’s ability to express various proteins at the following levels:

•	An Fc-Fusion protein at 15.3 grams per liter (g/l) in 168 hours, or 2.58 grams per liter per day (g/l/d)
•	A mAb protein at 24.5 g/l in 168 hours, or 3.5 g/l/day
•	A Fab antibody fragment at 14.5 g/l/d in 164 hours, or 2.1 g/l/day
•	A Tri-specific protein at 6.12 g/l in 144 hours, or 1.02 g/l/day
•	An Influenza HemAgglutinin (HA) antigen at a level of 413 mg/l in 137 hours, or 72 mg/l/day
•	A Coronavirus Antigen (S-RBD) a level of 3,500 mg/l in 96 hours, or 875 mg/l/day
•	A Virus-like Particle (VLP) a level of 2,200 mg/l in 110 hours, or 500 mg/l/day
•	Most of the diverse proteins expressed by C1 as required by third parties that reached higher productivity levels than their target goals, including certain “difficult to express proteins”

The Company believes that such results are promising and show greater productivity potential of C1 compared to the average expression yields of CHO cells, which is the predominant production system currently used to manufacture glycosylated biopharmaceutical drugs. However, to potentially commercialize or capitalize on C1’s potential in producing glycoproteins, we will need to complete the glycoengineering of C1, maintain the productivity advantages shown in the non-glycoengineered C1 strains and be able to demonstrate a variety of biological and analytical data related to quality, performance, stability and safety.

 (5) Metabolites, Growth Factors and Other Market Opportunities

The Company also successfully applied metabolic modeling, synthetic biology, and genome engineering techniques to demonstrate the potential benefits of using C1 as a primary and secondary metabolite-producing host organism. We believe that the knowledge and data generated in this program is expected to enhance our understanding of C1’s metabolic characteristics and help us in advancing our ongoing programs, as we continue to explore the development and commercialization of one or more primary and/or secondary metabolites.

The Company is evaluating the potential go-to-market strategies for both primary and secondary metabolites and may decide to continue internally funding such project to product commercialization or may in the future seek third-party funding in one or more collaborations, licensing or form other types of alternative structure(s), to further develop and monetize this potential opportunity.

In February 2021, the Company entered a fully funded collaboration with Turtle Tree Scientific to develop several recombinant protein growth factors with the goal of using C1-cells to manufacture these, and potentially other growth factors, at high yields and at low cost in bioreactors. Growth factors can play a critical role in tissue development and healing, including regenerative therapies, among other emerging biological processes and products.

The Company believes that certain attributes of C1, together with our continuing platform research and development programs, provides us with the potential to create attractive research, licensing, partnering/collaboration and other revenue and funding opportunities in the animal and human biopharmaceutical industries. The third-party funded research projects mentioned above, and others that we are seeking, will defray some of our research expenses as we continue to develop the potential of our C1 technology. We will continue to pursue research collaboration opportunities to potentially commercialize C1-based products.

Employees and Human Capital

As of December 31, 2020, we had 6 employees located in the United States, and 3 key consultants located in Europe. None of our employees are represented by a labor union, and we consider our employee relations to be good.

The Company believes that its success depends on the ability to attract, develop, retain and incentivize our existing and new employees, consultants, and key personnel. It also believes that the skills, experience and industry knowledge of its key personnel significantly benefits its operations and performance. The principal purposes of equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Employee health and safety in the workplace is one of the Company’s core values. The COVID-19 pandemic has underscored the importance of keeping employees safe and healthy. In response to the COVID-19 pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect the Company’s workforce so they can more safely and effectively perform their work. These actions include shutting down its headquarters for some months during 2020, wearing facemasks in common areas in the office, and allowing employees to work from home.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital, along with the third-party research organizations with who we have collaboration agreements, to operate its business successfully.

Corporate information

Founded in 1979 by Mark A. Emalfarb, our Chief Executive Officer, Dyadic has focused on the development of C1 expression platform since 1992, refining and optimizing the C1 technology to become a successful gene expression and protein production system.

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

Risks Related to Our Business and Financial Condition

We may not succeed in implementing our business strategy.

In connection with the December 31, 2015 sale of substantially all of the assets of our industrial technology business to Danisco (the “DuPont Transaction”), Danisco obtained certain rights to utilize the C1 technology for development and production of pharmaceutical products, for which it will make royalty payments to Dyadic upon commercialization. At the same time, Dyadic retained the co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, with Dyadic currently having exclusive ability to enter into sub-license agreements in that field (subject to the terms of the license and certain exceptions). We cannot predict whether Danisco intends to or will pursue the use of the C1 technology to develop or manufacture pharmaceutical products or whether or when we might receive royalties from Danisco. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents owned or licensed in by Danisco. Consequently, our business has changed dramatically as compared to the past as we no longer have any product revenue related to our enzyme business. We have begun to apply the C1 technology in the biopharmaceutical market, which has higher risks and a higher barrier to entry.

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

As of December 31, 2020, we have an accumulated deficit of approximately $50.7 million. Our profitability has strongly relied on, and will be even more reliant going forward on, third party industry and government research funding, licensing partnerships and other forms of collaborations. We believe that it is likely that if we do not sign license agreements or other forms of collaborations, we will incur losses because of our planned levels of R&D and additional general and administrative expenditures that we believe is necessary to operate our business and further develop the C1 technology for use in the pharmaceutical business. The amount of our future net losses will depend, in part, on the rate of increase in our expenses along with other potential cost of unforeseen circumstances, our ability to generate research funding, government grants, receipt of access fees, milestones, royalty and other payments, and whether we are able to generate revenues by entering into license agreements or other forms of collaborations, launch new products and/or processes from future licensees or collaborators, and our ability to raise additional capital. The net losses we anticipate incurring over the next several years will have an adverse effect on our stockholders’ equity and working capital.

The R&D efforts needed to enhance and leverage the C1 technology for use in developing and manufacturing human and animal biopharmaceuticals and other products will require significant funding and increased staffing; therefore, we expect near-term operating and research expenses to continue, and maybe even accelerate, as we further develop our research and business plans, and our goals and objectives. Consequently, we will require significant additional revenue to achieve profitability. We cannot provide assurance that we will be able to generate any revenues from our focus and efforts as we intend to apply the C1 technology into the biopharmaceutical industry. If we fail to enter into new license agreements or other forms of collaborations or generate revenues and profit from additional research projects and government grants, the market price of our common stock will likely decrease. Further regulatory complications, competition from other technologies, or delays in our research programs and the adoption and use of the C1 technology by the biopharmaceutical industry may force us to reduce our staffing and research and development efforts, which may further affect our ability to generate cash flow.

We could fail to manage our growth, which would impair our business.

We will need to take the following steps, among others, to manage our growth. If we fail to achieve one or more of these, it could have a material adverse effect on our business, financial condition and results of operations.

•	Balance our cash burn with technology and product development;
•	Maintain and add additional CROs, or other technology collaborators;
•	Maintain and add additional collaborators, strategic partners technology licensees or other forms of structures;
•	Recruit, hire and maintain the required employees necessary to maintain and grow our business and to advance our technologies and products;
•	Achieve technical and commercial success in our research and product development programs;
•	Access required manufacturing capacity;
•	Access additional capital;
•	Recruit and maintain consultants, board members and scientific advisory board members; and
•	Manage scientific risks and uncertainties that may arise during our R&D and regulatory programs.

Our revenue growth depends in part on market and regulatory acceptance of the C1 technology to develop and manufacture animal and/or human biopharmaceutical products.

The success of our biopharmaceutical business will depend on our ability to develop, register, and introduce similar, new and improved technologies and products in a timely manner, at significantly lower manufacturing costs that address the evolving requirements of the pharmaceutical industry and potential customers. There is no assurance that the C1 technology or any product expressed from C1 will perform the same or better, save our customers money relative to existing gene expression technologies or those of our competitors, provide our customers with other benefits, obtain governmental safety and regulatory approvals, be registered or will gain market acceptance. If we fail to develop similar, new and better performing technologies, products and processes at significantly lower manufacturing costs, make fermentation yield improvements on our existing production processes, generate the necessary safety and regulatory data or gain registration and market acceptance of the C1 technology and C1 expressed products or processes, we could fail to recoup our R&D investments and fail to capitalize on potential opportunities or gain market share from our competitors. Any failure, for technological, quality, safety, regulatory, or other reasons, to develop and launch improved technologies and new products, could negatively impact our business, financial condition and results of operation.

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

The biopharmaceutical industry is characterized by rapid technological change, and the area of gene and protein research and platform development is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances in terms of product and process quality, stability, safety, productivity and cost. Rapid technological development by others could cause our products and technologies to become obsolete and it could have a material adverse effect on our business, financial condition and results of operations.

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

Research is being conducted with cell or gene-based therapies and other technologies that offer a possible alternative to producing proteins as they are today based on microbial, organic matter containing Carbon, Hydrogen, and Oxygen or other organisms, that may allow genes to be directly inserted into cells that can be implanted into animals and humans directly, displacing the need for the existing methods used for development of biologic vaccines and drugs. If they are successful, these new methods may supplant or greatly reduce the need for microorganisms, Carbon, Hydrogen, and Oxygen or other organisms to produce these proteins externally as the injected cells in animals and human may be able to do so internally.

Our SARS-CoV-2 vaccine product candidates are at the preclinical stage and have not been approved for sale. We have not conducted substantial research and development for a vaccine product candidate, and we may be unable to produce a vaccine that successfully prevents the virus in a timely and economical manner, if at all.

Our SARS-CoV-2 vaccine development program is in the early stages of research and development. Limited data exist regarding the safety and efficacy of our vaccine product candidates, and we must conduct a substantial amount of additional research, development and clinical testing before any regulatory authority will approve our vaccine product candidates. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. For example, we could experience delays in product development and clinical trials or unsatisfactory clinical trial results. In addition, adverse events, or the perception of adverse events, relating to vaccine product candidates and delivery technologies may negatively impact our ability to develop commercially successful products and also may lead to greater government regulation which could have a material effect on our ability to develop and market our SARS-CoV-2 vaccine product candidates.

Uncertainties exist surrounding the longevity and severity of COVID-19 as a global health concern. The success of our efforts to develop and commercialize our product candidates could fail for a number of reasons. Accordingly, we may be unable to produce a vaccine that successfully targets SARS-CoV-2 in a timely and economical manner, if at all. For example, we expect to commit significant financial resources and personnel to the development of SARS-CoV-2 vaccine product candidates, which may cause delays in or otherwise negatively impact our other product candidate development program. The outcome of any research and development program is highly uncertain. Only a small fraction of biotechnology and vaccine development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a vaccine. Additionally, our ability to develop an effective vaccine will depend on our ability to work on an accelerated timeline, with limited access to financial resources beyond those that we currently possess, and in competition with a significant number of better-funded and more experienced vaccine-development companies. Moreover, if the COVID-19 pandemic is effectively contained or the risk of further spread is diminished or eliminated before we can successfully develop, manufacture and commercialize SARS-CoV-2 vaccine products, we may be unable to identify strategic partners willing to work with and support us in our development efforts and, even if we obtain regulatory approval, the market that we anticipate for this product candidate may not exist or may be much smaller than we previously anticipated. Alternatively, even if a market exists, our vaccine product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. Our vaccine product candidates, even if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. Accordingly, our inability to develop a commercially-successful vaccine product will materially harm our business.

Risks Related to Dependence on Third Parties

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

We have limited or no control over the resources that any collaborator or licensee may devote to our programs, and reductions in collaborators’ R&D budgets may affect our businesses.

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

An important part of our strategy includes involvement in proprietary research programs. We may pursue opportunities in the pharmaceutical field that could conflict with those of our collaborators and licensees. Moreover, disagreements with Danisco, our current and/or future CROs, collaborators or licensees could develop over rights to our intellectual property, over further licensing of our technologies to other parties in certain pharmaceutical fields, or over other reasons. Any conflict with Danisco, our current and/or future CROs, collaborators or licensees could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators or licensees, which could reduce our revenues and profits.

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

Risks Related to Government Regulations and Environmental, Social, and Governance Issues

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

Further, we, Danisco, our current and future collaborators and licensees are subject to regulations in the other countries in which we operate outside of the U.S. and EU, which may have different rules and regulations depending on the jurisdiction. Different countries have different rules regarding which products qualify as GMO. If any of these countries expand the definition of GMO and increase the regulatory burden on GMO products, our business could be harmed.

Other changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or financial results.

Public views on ethical and social issues may limit use of our technologies.

Our success will depend in part upon our ability, our current and future collaborators or licensees ability, to develop pharmaceutical products discovered, developed and manufactured through the C1 expression system. Governmental authorities could, for social, ethical or other purposes, limit the use of genetic processes or prohibit the practice of using a modified C1 organism to produce biologic vaccines, drugs and other biologic products. Concerns about the C1 expression system, and particularly about the expression of genes from C1 for pharmaceutical purposes, could adversely affect their market acceptance.

The commercial success of our current and future collaborations and our licensees’ potential products will depend in part on public acceptance of the use of genetically engineered products including enzymes, vaccines, drugs and other protein products produced in this manner. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment, animals or humans may influence public attitudes. Our and our licensees’ genetically engineered products may not gain public acceptance. Negative public reaction to GMOs and products could result in increased government regulation of genetic research and resulting products, including stricter labeling laws or other regulations, and could cause a decrease in the demand for our products. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, some or all of our products and processes may not gain public acceptance which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to Intellectual Property

Inability to protect our intellectual property could harm our ability to compete.

Our success will depend in part on our ability to obtain patents and on our and Danisco’s (as part of the DuPont Transaction, patents were assigned to Danisco) and our current and future collaborators’ and licensees’ ability to maintain adequate protection of our and their intellectual property. If we, Danisco, or our current and future collaborators and licensees do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

However, the patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our, and in certain instances the C1 patents assigned to Danisco, and our current and future collaborators and licensees proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend, from time to time, to apply for patents covering both our technologies and our products, while at other times, we only maintain such knowledge as trade secrets without applying for patents, as we deem appropriate. However, existing and future patent applications may be challenged and are not guaranteed to result in the issuing of patents. Even if a patent is obtained, it may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others, including Danisco and our current and future collaborators and licensees, may independently develop similar or alternative technologies or design around our, Danisco’s or our current and future collaborators’ and licensees’ patented technologies. In addition, Danisco, our current and future collaborators, licenses, or other third parties may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages. If any third party is able to gain intellectual property protections for technology similar to our own, they may be successful in blocking us and our licensees from using C1 technology and/or commercializing products derived from the C1 technology.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Biotechnology company stocks generally tend to experience extreme price fluctuations. The valuations of many biotechnology companies without consistent product sales and earnings are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. These trading prices and valuations may not be sustained. Factors that may result in fluctuations in our stock price include, but are not limited to, the following:

•	Changes in the public’s perception of the prospects of biotechnology companies.
•	Sales of our common stock in the public market by such stockholders or other significant stockholders, executive officers, or directors.
•	Announcements of new technological innovations, patents or new products or processes by us, Danisco or our current or future collaborators, licensees and competitors;
•	Announcements by us, Danisco or our collaborators and licensees relating to our relationships or either of our relationships with other third parties;
•	Coverage of, or changes in financial estimates by us or securities and industry analysts;
•	Conditions or trends in the biotechnology industry;
•	Changes in the market valuations of other biotechnology companies;
•	Limitations or expanded uses in the areas within the biopharmaceutical or other industries into which we can apply our technologies and products;
•	Actual or anticipated changes in our growth rate relative to our competitors;
•	Developments in domestic and international governmental policy or regulations;
•

Announcements by us, Danisco, our current and future collaborators and licenses, or our competitors of significant acquisitions, divestures, strategic partnerships, license agreements, joint ventures or capital commitments;

•	The position of our cash, cash equivalents and marketable securities;
•	Any changes in our debt position;
•	Developments in patent or other proprietary rights held by us, Danisco or by others;
•

Negative effects related to the stock or business performance of Danisco, our current and future collaborators and licensees, or the abandonment of projects using our technology by our collaborators and/or licensees;

•	Scientific risks inherent to emerging technologies such as the C1 expression system;
•	Set-backs, and/or failures, and or delays in our or our current and future collaborators’ and licensees’ R&D and commercialization programs;
•	Delays or failure to receive regulatory approvals by us, Danisco and/or our current and future collaborators and licensees;
•	Loss or expiration of our or Danisco’s intellectual property rights;
•

Theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological material owned by us and/or Danisco US, Inc., and VTT Technical Research Centre of Finland Ltd;

•	Lawsuits initiated by or against us, Danisco, or our current and future collaborators and licensees;
•	Period-to-period fluctuations in our operating results;
•	Future royalties from product sales, if any, by Danisco, our current or future strategic partners, collaborators or licensees;
•	Future royalties may be owed to Danisco by us, our collaborators, licenses, or sub-licensees under certain circumstances related to our Danisco Pharma License;
•	Short positions taken in our common stock;
•	Sales of our common stock or other securities in the open market;
•	Stock buy-back programs;
•	Stock splits; and
•	Decisions made by the board related to potential registration of Dyadic’s stock under the Securities Act of 1933(as amended (the “Securities Act”), and/or up listing to another stock exchange.

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

Our executive officers, directors and principal stockholders (5% stockholders) together control approximately 31.2% of our 27,494,157 shares of outstanding common stock as of December 31, 2020.

Our Founder and Chief Executive Officer Mark Emalfarb, through the Mark A. Emalfarb Trust U/A/D October 1, 1987, as amended (the “MAE Trust”) of which he is the trustee and beneficiary, owned approximately 15.2% of our outstanding common stock as of December 31, 2020. Further, the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), whose beneficiaries are the descendants and spouse of Mr. Emalfarb, owned approximately 13.6% of our outstanding common stock as of December 31, 2020. We have historically been partially controlled, managed and partially funded by Mr. Emalfarb, and affiliates of Mr. Emalfarb. Collectively, Mr. Emalfarb and stockholders affiliated with Mr. Emalfarb controlled approximately 28.7% of our outstanding common stock as of December 31, 2020.

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

As of December 31, 2020, there were 27,494,157 shares of our common stock outstanding. Approximately 31.2% of these outstanding common shares are beneficially owned or controlled by our executive officers, directors and principal stockholders.

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

General Risk Factors

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

Our sales and operations are subject to the risks of doing business internationally, as we have customers and partners located outside of the United States. Conducting business internationally exposes us to a variety of risks, including:

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;
•	the imposition of tariffs;
•	the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•	uncertainties relating to foreign laws, regulations and legal proceedings including tax, import/export, anti-corruption and exchange control laws;
•	the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•

increased demands on our limited resources created by our operations may constrain the capabilities of our administrative and operational resources and restrict our ability to attract, train, manage and retain qualified management, technicians, scientists and other personnel;

•	economic or political instability in foreign countries;
•	difficulties associated with staffing and managing foreign operations; and
•	the need to comply with a variety of United States and foreign laws applicable to the conduct of international business, including import and export control laws and anti-corruption laws.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

The Netherlands Office

The Company maintains a small satellite office in Wageningen, The Netherlands. The Company occupies a flexible office space for an annual rental rate of approximately $4,000. The lease expires on January 31, 2022, and thereafter, the Company will reconsider the leased space to align with the future operations of the Company.

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

Principal Market or Markets

As of December 31, 2020, Dyadic had two classes of capital stock authorized, common stock and preferred stock. Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. Prior to the Company’s uplisting to the NASDAQ, the Company’s common stock was traded on the OTCQX market. There were no shares of preferred stock outstanding for the reported period. The trading symbol for Dyadic’s common stock assigned by the Financial Industry Regulatory Authority, Inc. is “DYAI.” The number of record holders of our common stock as of December 31, 2020 was 57. There are no stock dividends within the last three years. Any future determination to pay dividends will be at the discretion of our Board of Directors (the “Board”).

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12.

Treasury Stock

As of December 31, 2020 and 2019, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Issuer Purchases of Equity Securities

Stock Repurchase Programs

There were no repurchases of any class of the Company’s capital stock in 2020.

Open Market Sale Agreement℠

On August 13, 2020, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, (“Jefferies”), with respect to an at the market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent or principal.

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

On December 31, 2015, the Company sold its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions). Danisco retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents either owned by Danisco or licensed in by Danisco.

After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines and drugs, such as virus-like particles (VLPs), protein antigens, monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies designed to leverage its C1 technology to help develop products such as innovative vaccines and drugs, biosimilars and/or biobetters. The Company is also working on several COVID-19 related vaccine and antibody opportunities.

Impact of COVID-19

The outbreak of COVID-19 has led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential impact to the Company’s employees, operations, and research projects.

To date, some of our employees are still working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and SARS-CoV-2 variants and the actions taken and the level of success to contain or treat the SARS-CoV-2 virus and its variants, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the ongoing response to curb its spread (including government travel and meeting restrictions) currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

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

Revenue related to grants: The Company may receive grants from governments, agencies, and other private and not-for-profit organizations. These grants and funding are intended to be used to partially or fully fund the Company’s research collaborations, including opportunities arising in connection with COVID-19 that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for SARS-CoV-2 vaccines and/or antibodies candidates.

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

Stock-Based Compensation

We have granted stock options and restricted stock to employees, directors and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and restricted stock and applied a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144 prior to the Company’s April 2019 uplisting to NASDAQ. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option except in the case of our CEO, 5 or 10 years and in the case of contractors, 2 or 3 years. The Company performs a review of assumptions used in the Black-Scholes option-pricing model on an annual basis. During the Company’s annual review of its volatility assumption in 2018 and 2019, the Company determined that it would be appropriate to use the Company’s historical volatility since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure. The change in assumption was effective January 1, 2018 and only impacts new options granted in 2018 and thereafter.

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

The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company currently is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2014. The United States Internal Revenue Service (the “IRS”) completed its review of the Company’s 2016 tax filing on June 8, 2020, and no changes were required. See Note 4 to the Consolidated Financial Statements.

Non-Marketable Investments

The Company also holds investments in non-marketable equity securities of privately-held companies, which usually do not have a readily determinable fair value. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. If indicators of impairment exist, we will prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. In addition, such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year End December 31, 2019

Revenue, Cost of Revenue, and Provision for Contract Losses

The following table summarizes the Company’s revenue, cost of research and development revenue, and provision for contract losses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Revenue	$1,601,921	$1,681,076
Cost of research and development revenue	$1,424,931	$1,459,701
Provision for contract losses	$187,388	$—

For the year ended December 31, 2020, revenue and cost of research and development revenue include fourteen on-going research collaborations compared to ten collaborations for the year ended December 31, 2019. The slight decreases in revenue and cost of research and development revenue for the year ended December 31, 2020, reflects a growing number of research collaborations to fourteen, compared to ten for the year ended December 31, 2019, with smaller dollar amount for each project. Provision for contract losses for the year ended December 31, 2020, was due to one research collaboration.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the year ended December 31, 2020 increased to approximately $3,868,000 compared to $3,088,000 for the year ended December 31, 2019. The increase primarily reflected additional costs of COVID-19 related projects and other internal research projects.

Research and development expenses - related party, for the year ended December 31, 2020, were none compared to approximately $869,000 for the year ended December 31, 2019. The decrease was due to the completion of the research service agreement with BDI in June 2019.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020, increased 10.2% to approximately $6,085,000 compared to $5,520,000 for the year ended December 31, 2019. The increase principally reflected increases in non-cash share-based compensation expenses of $397,000, insurance premiums and other outside services of $216,000, legal and SEC registration expenses of $193,000, business development and investor relations costs of $191,000, offset by reductions in executive compensation costs and accrued incentives of $216,000, trade show and travel expenses of $143,000 and other decreases of $73,000.

Foreign Currency Exchange

Foreign currency exchange loss for the year ended December 31, 2020, was approximately $62,000 compared to $28,000 for the year ended December 31, 2019. The increase reflected the currency fluctuation of the Euro in comparison to the U.S. dollar.

Interest Income

Interest income for the year ended December 31, 2020, decreased 54.6% to approximately $447,000 compared to $985,000 for the year ended December 31, 2019. The decrease was primarily due to a decrease in interest rate and yield on the Company’s investment grade securities, which are classified as held-to-maturity.

Investment in Alphazyme

For the year ended December 31, 2020, the Company recorded a gain from its investment in Alphazyme resulting from a third-party capital contribution. As of December 31, 2020, the fair market value of the Company’s investment in Alphazyme was $284,709.

Income Taxes

The Company had net operating loss (“NOL”) carryforwards available in 2020 that will begin to expire in 2038. As of December 31, 2020, and 2019, the Company had NOLs in the amount of approximately $27.3 million and $19.7 million, respectively.

The Company’s revenues generated in India are subject to Indian Tax Deducted at Source (“TDS”). As a result, the Company recorded a provision for income taxes of approximately $31,000 and $10,000 for the years ended December 31, 2020 and 2019, respectively.

Net Loss

Net loss for the year ended December 31, 2020 was approximately $9.3 million compared to a net loss of $8.3 million for the year ended December 31, 2019. The change was primarily due to increases in general and administrative expenses of approximately $0.6 million, provision for contract losses of approximately $0.2 million, reduction in interest income of $0.5 million, offset by an unrealized gain from our investment in Alphazyme of approximately $0.3 million.

Liquidity and Capital Resources

Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, and funding from our research collaboration agreements. The Company’s liquidity was further improved with the receipt of approximately $1 million tax refund resulting from the elimination of the corporate Alternative Minimum Tax (AMT) under the TCJA.

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

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs for our operations. We believe that we have sufficient cash, cash equivalents and investments to fund our operations for at least the next twelve (12) months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our funding requirements. Additionally, the Company may decide to fund all or part of a Phase I clinical trial to demonstrate the safety in humans of a protein produced from the C1 expression platform. There is no assurance that external funding will be available at acceptable terms, if at all, and the Company may, therefore, self-fund these vital projects.

On August 13, 2020, we entered into an Open Market Sale Agreement℠ with Jefferies, with respect to an at the market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock at an aggregate offering price of up to $50.0 million through Jefferies as our sales agent or principal. This program adds to our financial flexibility to pursue additional opportunities that leverage the broad application potential of C1. However, as of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠, and we have no immediate plans to sell any securities under this program to fund our near-term business plan.

At December 31, 2020, cash and cash equivalents were approximately $20.6 million compared to $4.8 million at December 31, 2019. The carrying value of investment grade securities, including accrued interest at December 31, 2020 was approximately $8.6 million compared to $31.2 million at December 31, 2019.

Net cash used in operating activities for the year ended December 31, 2020 of approximately $6.6 million resulted from a net loss of $9.3 million offset by share-based compensation expense of $1.7 million, amortization of held-to-maturity securities of $0.3 million, unrealized gain from investment in Alphazyme of $0.3 million and changes in other operating assets and liabilities of $1.0 million.

Net cash used in operating activities for the year ended December 31, 2019 of approximately $5.8 million resulted from a net loss of $8.3 million, offset by share-based compensation expense of $1.2 million, amortization of held-to-maturity securities of $0.2 million, BDI research and development activities of $0.3 million and changes in other operating assets and liabilities of $0.8 million.

Net cash provided by investing activities for the year ended December 31, 2020 was approximately $22.1 million compared to $7.7 million for the year ended December 31, 2019. Cash flows from investing activities in 2020 and 2019 was primarily related to proceeds from maturities, net of purchases of investment grade debt securities.

Net cash provided in financing activities for the year ended December 31, 2020 was approximately $0.3 million compared to net cash used in financing activities of $0.6 million for the year ended December 31, 2019. Cash flows provided in financing activities in 2020 and 2019 were primarily related to proceeds received from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report because we are a “smaller reporting company.”

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d- 15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2021 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2021 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2021 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2021 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2021 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year.

PART IV

Item 15.	Financial Statement and Exhibits

(a)     Financial Statement

Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.

(b)     Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
2.1*#	Investment Shareholders Agreement with respect to Biotechnology Developments for Industry, S.L, and VLP The Vaccines Company, S.L.U. dated June 30, 2017	10-12G	2.1	January 14, 2019
3.1#	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2#	Second Amended and Restated Bylaws dated December 13, 2018	10-12G	3.2	January 14, 2019
4.1#	Specimen Stock Certificate Evidencing Shares of Common Stock	10-12G	4.1	January 14, 2019
4.2#	Description of Securities	S-3		August 13, 2020
10.1**#	Dyadic International, Inc. 2006 Stock Option Plan	10-12G	10.1	January 14, 2019
10.2**#	Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.2	January 14, 2019
10.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.3	January 14, 2019
10.4**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.4	January 14, 2019
10.5**#	Employment Agreement, dated June 16, 2016, and First Amendment dated January 23, 2017, by and between Dyadic International, Inc. and Mark A. Emalfarb	10-12G	10.5	January 14, 2019
10.5.1**#	Second Amendment to Employment Agreement between Dyadic International, Inc. and Mark A. Emalfarb, dated as of November 12, 2019	8-K	10.1	November 13, 2019
10.7**#	Consulting Agreement, dated January 1, 2016, by and between Dyadic Netherlands B.V. and Sky Blue Biotech kft on behalf of Ronen Tchelet	10-12G	10.7	January 14, 2019
10.8**#	Consulting Agreement, dated March 13, 2017, by and between Dyadic International, Inc. and Novaro Ltd. on behalf of Matthew Jones	10-12G	10.8	January 14, 2019
10.9**#	Compensation Letter, dated March 26, 2018, by and between Dyadic International, Inc. and Ping W. Rawson	10-12G	10.9	January 14, 2019
10.10#	Form of Director and Officer Indemnification Agreement	10-12G	10.10	January 14, 2019
10.11#	Intracoastal Pointe Office Building Lease Agreement by and between Dyadic International, Inc. and Quentin Partners Co. dated December 30, 2010 and Renewal of Lease dated June 8, 2018	10-K	10.11	March 30, 2020
10.11.1	Intracoastal Pointe Office Building Lease Agreement by and between Dyadic International, Inc. and Quentin Partners Co. dated December 30, 2010 and Renewal of Lease dated August 13, 2020				X
10.12†#	Pharma License Agreement with Danisco US, Inc. dated December 31, 2015	10-12G	10.12	January 14, 2019
10.13†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated September 2, 2016	10-12G	10.13	January 14, 2019
10.13.1†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated June 28, 2019	8-K	10.1	July 5, 2019
10.14†#	Research Services Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.14	January 14, 2019
10.15†#	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.15	January 14, 2019
10.16†#	Feasibility Study Agreement with Sanofi-Aventis Deutschland GmbH dated September 7, 2018	10-12G	10.16	January 14, 2019
10.17†#	License Agreement with VTT Technical Research Centre of Finland Ltd dated July 17, 2017	10-12G	10.17	January 14, 2019

10.18†#	Research and Commercialization Collaboration Agreement with Serum Institute of India Pvt. Ltd., dated May 7, 2019	8-K	10.1	May 8, 2019
10.19†#	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019	8-K	10.1	May 8, 2019
10.19.1†#	Amended and Restated Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated June 24, 2020	8-K	10.1	June 29, 2020
10.20†#	Sub-License Agreement among Dyadic International (USA), Inc., Luina Bio Pty Ltd. and Novovet Pty Ltd, dated April 26, 2019	8-K	10.1	May 2, 2019
10.20.1†#	Shareholders Agreement among Dyadic International (USA), Inc., JCL Biologics Pty Ltd and Novovet Pty Ltd, dated April 26, 2019	8-K	10.2	May 2, 2019
10.21#	Open Market Sale Agreement by and between the Company and Jefferies LLC, dated August 13, 2020	S-3	1.2	August 13, 2020
14	Code of Ethics (1)				(1)
21.1#	Subsidiaries of the Registrant	10-12G	21.1	January 14, 2019
31.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Chief Financial Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DYADIC INTERNATIONAL, INC.

March 30, 2021	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

March 30, 2021	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Emalfarb	Chief Executive Officer, Director	March 30, 2021
Mark A. Emalfarb	(Principal Executive Officer)

/s/ Ping W. Rawson	Chief Financial Officer	March 30, 2021
Ping W. Rawson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael P. Tarnok	Chairman, Director	March 30, 2021
Michael P. Tarnok

/s/ Jack L. Kaye	Director	March 30, 2021
Jack L. Kaye

/s/ Seth J. Herbst	Director	March 30, 2021
Seth J. Herbst, MD

/s/Arindam Bose	Director	March 30, 2021
Arindam Bose, Ph.D.

/s/Barry C. Buckland	Director	March 30, 2021
Barry C. Buckland, Ph.D.

/s/ Patrick Lucy	Director	March 30, 2021
Patrick Lucy

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Dyadic International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dyadic International, Inc. and Subsidiaries (“Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2008.

Clearwater, Florida

March 30, 2021

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$20,637,045	$4,823,544
Short-term investment securities	8,457,452	29,399,146
Interest receivable	112,247	329,711
Accounts receivable	294,199	558,530
Income tax receivable	—	250,308
Prepaid expenses and other current assets	280,555	277,999
Total current assets	29,781,498	35,639,238

Non-current assets:
Long-term investment securities	—	1,511,636
Long-term income tax receivable	—	250,308
Investment in Alphazyme	284,709	—
Other assets	6,225	51,314
Total assets	$30,072,432	$37,452,496

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,013,099	$943,378
Accrued expenses	489,756	566,003
Deferred research and development obligations	123,016	78,644
Total current liabilities	1,625,871	1,588,025

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 39,747,659 and 39,612,659, outstanding shares - 27,494,157 and 27,359,157 as of December 31, 2020 and 2019, respectively	39,748	39,613
Additional paid-in capital	98,013,079	96,105,851
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(50,676,351)	(41,351,078)
Total stockholders’ equity	28,446,561	35,864,471
Total liabilities and stockholders’ equity	$30,072,432	$37,452,496

The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenues:
Research and development revenue	$1,601,921	$1,681,076

Costs and expenses:
Costs of research and development revenue	1,424,931	1,459,701
Provision for contract losses	187,388	—
Research and development	3,868,121	3,087,597
Research and development - related party	—	868,720
General and administrative	6,084,799	5,519,922
Foreign currency exchange loss (gain), net	62,345	27,725
Total costs and expenses	11,627,584	10,963,665

Loss from operations	(10,025,663)	(9,282,589)

Interest income	446,999	984,930
Unrealized gain from investment in Alphazyme	284,709	—

Loss before income taxes	(9,293,955)	(8,297,659)

Provision for (benefit from) income taxes	31,318	10,306

Net loss	$(9,325,273)	$(8,307,965)

Basic and diluted net loss per common share	$(0.34)	$(0.31)

Basic and diluted weighted-average common shares outstanding	27,471,587	27,003,695

The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at December 31, 2018	38,966,988	$38,967	(12,253,502)	$(18,929,915)	$94,385,230	$(33,043,113)	$42,451,169

Stock-based compensation	—	—	—	—	1,171,079	—	1,171,079

Exercise of stock options	645,671	646	—	—	549,542	—	550,188

Net loss	—	—	—	—	—	(8,307,965)	(8,307,965)

Balance at December 31, 2019	39,612,659	$39,613	(12,253,502)	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471

Stock-based compensation	—	—	—	—	1,651,893	—	1,651,893

Exercise of stock options	135,000	135	—	—	255,335	—	255,470

Net loss	—	—	—	—	—	(9,325,273)	(9,325,273)

Balance at December 31, 2020	39,747,659	$39,748	(12,253,502)	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561

The accompanying notes are an integral part of these audited consolidated financial statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(9,325,273)	$(8,307,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,651,893	1,171,079
Amortization of held-to-maturity securities, net	331,277	198,208
Unrealized gain from investment in Alphazyme	(284,709)	—
Foreign currency exchange loss (gain), net	62,345	27,725
Changes in operating assets and liabilities:
Interest receivable	217,464	(35,471)
Accounts receivable	363,365	(252,772)
Income tax receivable	500,616	506,866
Prepaid research and development	—	253,446
Prepaid expenses and other current assets	(2,410)	(105,707)
Accounts payable	(53,200)	657,658
Accrued expenses	(80,132)	166,399
Deferred research and development obligations	44,372	(62,358)
Net cash used in operating activities	(6,574,392)	(5,782,892)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(17,638,947)	(47,615,550)
Proceeds from maturities of investment securities	39,761,000	55,323,000
Net cash provided by investing activities	22,122,053	7,707,450

Cash flows from financing activities
Proceeds from exercise of options	255,470	550,188
Net cash provided by (used in) financing activities	255,470	550,188
Effect of exchange rate changes on cash	10,370	(37,516)
Net decrease in cash and cash equivalents	15,813,501	2,437,230
Cash and cash equivalents at beginning of period	4,823,544	2,386,314
Cash and cash equivalents at end of period	$20,637,045	$4,823,544

Supplemental cash flow information
Cash received from income tax refund	$500,616	$506,866

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

On December 31, 2015, the Company sold its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions). Danisco retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents either owned by Danisco or licensed in by Danisco.

After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs at flexible commercial scales. We believe that the C1 technology could be beneficial in the development and manufacturing of human and animal vaccines and drugs, such as virus-like particles (VLPs), protein antigens, monoclonal antibodies (mAbs), Bi-Specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies designed to leverage its C1 technology to help develop products such as innovative vaccines and drugs, biosimilars and/or biobetters. The Company is also working on several COVID-19 related vaccine and antibody opportunities.

Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. Prior to the Company’s uplisting to the NASDAQ, the Company’s common stock traded on the OTCQX market.

Impact of COVID-19

The outbreak of COVID-19 has led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential impact to the Company’s employees, operations, and research projects.

To date, some of our employees are still working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and SARS-CoV-2 variants and the actions taken and the level of success to contain or treat the SARS-CoV-2 virus and its variants, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the ongoing response to curb its spread (including government travel and meeting restrictions) currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

Liquidity and Capital Resources

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Dyadic consolidates entities in which we have a controlling financial interest. We consolidate subsidiaries in which we hold and/or control, directly or indirectly, more than 50% of the voting rights. All significant intra-entity transactions and balances have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

For the years ended December 31, 2020 and 2019, the Company’s revenue was generated from fourteen and ten customers, respectively. At December 31, 2020 and 2019, the Company’s accounts receivable was from nine and five customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. As of and for the year ended December 31, 2020, the Company had seven customers outside of the United Sates (i.e. European and Asian customers) that accounted for approximately 49.7% or $796,000 of total revenue and approximately 41.6% or $123,000 of accounts receivable. As of and for the year ended December 31, 2019, the Company only had four customers outside of the United Sates (i.e. European and Asian customers) that accounted for approximately 71.5% or $1,202,000 of total revenue and approximately 69.5% or $388,000 of accounts receivable.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the years ended December 31, 2020 and 2019, one CRO accounted for approximately 91.6% and 86.6% of total research services we purchased, respectively. At December 31, 2020, approximately $690,000 or 68.1% of accounts payable was related to this CRO. At December 31, 2019, approximately $706,000 or 74.9% of accounts payable was related to this CRO. The loss of business from this CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheet. As of December 31, 2020 and 2019, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of December 31, 2020 and 2019.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of December 31, 2020 and 2019.

Accounts receivable consist of the following:

	December 31,
	2020	2019
Billed receivable	$130,532	$432,546
Unbilled receivable	163,667	125,984
	$294,199	$558,530

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019
Prepaid insurance	$204,988	$173,890
Prepaid expenses - various	72,403	101,221
Prepaid taxes	3,164	2,888
	$280,555	$277,999

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

Accounts Payable

Accounts payable consist of the following:

	December 31,
	2020	2019
Research and development expenses	$904,572	$766,001
Legal expenses	24,496	26,994
Other	84,031	150,383
	$1,013,099	$943,378

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
Employee wages and benefits	$447,881	$474,388
Research and development expenses	28,508	69,795
Other	13,367	21,820
	$489,756	$566,003

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

Under the input method, revenue will be recognized based on the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation. The Company believes that the cost-based input method is the best measure of progress to reflect how the Company transfers its performance obligation to a customer. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfill the performance obligation. These costs consist primarily of full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

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

Revenue related to grants: The Company may receive grants from governments, agencies, and other private and not-for-profit organizations. These grants and fundings are intended to be used to partially or fully fund the Company’s research collaborations, including opportunities arising in connection with COVID-19 that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for SARS-CoV-2 vaccines and/or antibodies candidates.

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Outside contracted services	$3,302,034	$2,578,507
Contracted services - related party	—	868,720
Personnel related costs	531,405	423,898
Facilities, overhead and other	34,682	85,192
	$3,868,121	$3,956,317

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

The Company’s financial instruments included cash and cash equivalents, investment in debt securities, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred research and development obligations and deposits. The carrying amount of these financial instruments, except for investment in debt securities, approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term investments in debt securities are recorded at amortized cost, and their estimated fair value amounts are provided by the third-party broker service for disclosure purposes.

Non-Marketable Investments

The Company also holds investments in non-marketable equity securities of privately-held companies, which usually do not have a readily determinable fair value. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. If indicators of impairment exist, we will prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. In addition, such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market.

For the year ended December 31, 2020, the Company recorded a gain on its investment in Alphazyme resulting from a third-party capital contribution. As of December 31, 2020, the fair market value of the Company’s investment in Alphazyme was $284,709.

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

Stock-Based Compensation

We recognize all share-based payments to employees, consultants, and our Board of Directors (the “Board”), as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations based on the grant date fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur.

For performance-based awards, the Company recognizes related stock-based compensation expense based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents, such as stock options, warrants, restricted stock and convertible debt, were exercised and converted into common stock, calculated by applying the treasury stock method.

For the years ended December 31, 2020 and 2019, the effect of the potential exercise of options to purchase 4,638,390 and 3,860,390 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in the first quarter of 2023. The Company does not expect ASU 2016-13 to have a material impact on our consolidated financial positions, results of operations, and cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments of this update simplify the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 will be effective for the Company beginning in the first quarter of 2021. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

Note 2:     Cash, Cash Equivalent, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and short-term and long-term investment securities by major security type as of December 31, 2020 and 2019:

	December 31, 2020
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$149,015	$—	$—	$149,015
Money Market Funds	1	20,488,030	—	—	$20,488,030
Subtotal		20,637,045	—	—	20,637,045
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	8,473,461	22,473	(6,463)	$8,457,451
Total		$29,110,506	$22,473	$(6,463)	$29,094,496

	December 31, 2019
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,010,510	$—	$—	$1,010,510
Money Market Funds	1	3,813,034	—	—	3,813,034
Subtotal		4,823,544	—	—	4,823,544
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	29,387,053	5,898	(17,991)	$29,399,146
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	1,528,190	16,554	—	1,511,636
Total		$35,738,787	$22,452	$(17,991)	$35,734,326

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) Long-term investment securities will mature longer than 12 months from the applicable reporting date.

(4) The premium paid to purchase held-to-maturity investment securities was $282,946 and $233,550 for the years ended December 31, 2020 and 2019, respectively.

The Company considers declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2020, the Company does not consider any of its investments to be other-than-temporarily impaired.

Note 3:     Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately-Held Companies

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

The Company performed a valuation analysis of the components of the transaction and allocated the consideration based on the relative fair value of each component. As the fair value of BDI equity interest was considered immaterial, the RSA Initial Payment of approximately USD $1.1 million (EUR €1 million) was accounted for as a prepaid research and development collaboration payment on our consolidated balance sheet, and both the collaboration payment under the RSA and the SFA Commitment of USD $1 million paid by Dyadic were expensed as the related research services were performed by BDI. In June 2019, BDI has completed its services under the RSA and the entire amount of the RSA Initial Payment was expensed. As of December 31, 2019, Dyadic had fulfilled its SFA commitment and completed all research projects under the SFA. For the years ended December 31, 2020 and 2019, research and development expenses related to BDI recorded as research and development - related party in our consolidated statements of operations were none and approximately $0.9 million, respectively. However, the Company may in the future continue to provide funding to BDI for certain research and commercialization projects.

Novovet and Luina Bio

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

In consideration of the license granted pursuant to the Luina Bio Sub-License Agreement, Dyadic received a 20% equity interest in Novovet (“Novovet Up-Front Consideration”) in accordance with the terms of Novovet’s Shareholder Agreement (“Shareholders Agreement”) and will receive a percentage of royalties on future net sales and non-sales revenue, if any, which incorporates Dyadic’s proprietary C1 gene expression platform.

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

To date Novovet has not raised the capital required to move this opportunity forward, and therefore, the Company has not transferred its C1 technology to Novovet. Therefore, the Novovet Up-Front Consideration received under the Luina Bio Sub-License Agreement, in the form of a 20% equity interest in Novovet, does not yet meet the revenue recognition criteria under ASC 606. The Company will account for its investment in Novovet and the related income under the equity method of accounting, once the transfer of its C1 technology is completed and Novovet receives adequate financing required to commence its research and development activities. The Company intends to terminate the Luina Bio Sub-License Agreement in 2021 should Novovet be unable to raise the required funding.

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

On June 24, 2020, the Company entered into an Amended and Restated Non-Exclusive Sub-License Agreement (the “Amended Sub-License Agreement”) with Alphazyme to amend and restate the Alphazyme Sub-License Agreement. Pursuant to the Amended Sub-License Agreement and in consideration of Dyadic’s transfer of its C1 technology, Alphazyme issued 2.50% of the Class A shares of Alphazyme to Dyadic, and Dyadic became a party to the Alphazyme Limited Liability Company Agreement pursuant to which the Company will agree to certain customary rights, covenants and obligations. In addition, and subject to achieving certain milestones, Alphazyme is obligated to pay a potential milestone payment and royalties on net sales, if any, which incorporate Dyadic’s proprietary C1 gene expression platform.

On December 1, 2020, an Amended and Restated Limited Liability Company Agreement with Alphazyme (the “Amended Alphazyme LLC Agreement”) was entered into. Under the Amended Alphazyme LLC Agreement, Alphazyme obtained additional capital contribution and Dyadic’s ownership was diluted to 1.99%.

The Company evaluated the nature of its equity interest investment in Alphazyme and determined that Alphazyme is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of Alphazyme as Dyadic does not have the power to control or direct the activities of Alphazyme that most significantly impact the VIE. As a result, the Company does not consolidate its investment in Alphazyme. The Company reports its investment in Alphazyme under the cost method of accounting, given that it does not have the ability to exercise significant influence or control over Alphazyme.

For the year ended December 31, 2020, the Company recorded a gain from its investment in Alphazyme as a result of additional capital contribution made into Alphazyme. As of December 31, 2020, the fair market value of the Company’s investment in Alphazyme was $284,709.

IDBiologics, Inc.

On July 8, 2020, the Company entered into a Common Stock Purchase Agreement (the “IDBiologics Agreement”) with IDBiologics, Inc (“IDBiologics”). IDBiologics is a private biotechnology company focused on the development of human monoclonal antibodies for the treatment and prevention of serious infectious diseases. The Company was founded in 2017 and seeded by Vanderbilt University Medical Center in response to the repeated threats of epidemics around the world including Ebola in West Africa and Zika in the Americas. IDBiologics is developing a portfolio of monoclonal antibodies against SARS-CoV-2, influenza and Zika viruses.

Under the term of the IDBiologics Agreement, Dyadic agreed to receive 129,611 shares of IDBiologics’ common stock, which represent 0.37% of IDBiologics’ outstanding equity, in exchange for the services to be provided by Dyadic. Such services include the use of Dyadic’s C1 technology to express a SARS-CoV-2 monoclonal antibody which IDBiologics licensed from the Vanderbilt Vaccine Center. The shares of common stock of IDBiologics vested 50% upon the signing of the IDBiologics Agreement, 25% upon the completion of Step 3 of the feasibility study, and 25% at the end of the project.

The Company evaluated the nature of its equity interest in IDBiologics and determined that IDBiologics is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of IDBiologics as Dyadic does not have the power to control or direct the activities of IDBiologics that most significantly impact the VIE. As a result, the Company does not consolidate its investment in IDBiologics. Upon receipt its shares, Dyadic will account for the equity interest in IDBiologics under the cost method. No revenue from the IDBiologics Agreement was recorded during the year ended  December 31, 2020 because the amount of consideration received was immaterial.

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

For the years ended December 31, 2020 and 2019, the Company recognized research and development revenue from Serum in the amount of approximately $244,000 and $118,000, respectively,

Note 4:     Income Taxes

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

Accordingly, we reclassified the balance of the AMT credit from the deferred tax asset to an income tax receivable in 2018. The corresponding balance in the valuation allowance has been reversed into income tax benefit in the amount of $1,001,233. In 2019, we have received 50% or approximately $0.5 million AMT refund for tax year 2018. In 2020, we received the remaining 50% or approximately $0.5 million AMT refund for the tax year 2019.

For the year ended December 31, 2020, there was no provision for income taxes or unrecognized tax benefits recorded.

The significant components of loss before income taxes are as follows:

	Years Ended December 31,
	2020	2019
U.S. operations	$(9,246,122)	$(8,274,712)
Foreign operations	(47,833)	(22,947)
Total loss before provision for income taxes	$(9,293,955)	$(8,297,659)

The Company has no current or deferred income tax for the years ended December 31, 2020 and 2019.

The income tax provision differs from the expense amount that would result from applying the federal statutory rates to income before income taxes due to permanent differences, state income taxes and a change in the deferred tax valuation allowance.

The reconciliation between the statutory tax rate and the Company’s actual effective tax rate is as follows:

	Years Ended December 31,
	2020	2019
Tax at U.S. statutory rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	(3.60)	(4.61)
Non-deductible items	(0.45)	(6.49)
Change in valuation allowance	24.19	30.99
True-up adjustment	1.33	0.18
Foreign operations	(0.13)	(0.07)
Change in tax rates	—	1.00
Other	(0.34)	—
Effective income tax rate	—%	—%

The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2020	2019
Stock option expense	$689,600	$275,000
NOL carryforward	7,080,600	5,214,200
Research and development credits	1,656,500	1,656,500
Unrealized gain from investment in Alphazyme	(69,800)	—
Other	7,900	4,400
Deferred tax asset, net of deferred tax liabilities	9,364,800	7,150,100
Valuation allowance	(9,364,800)	(7,150,100)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on management’s evaluation, the net deferred tax asset, was offset by a full valuation allowance as of  December 31, 2020 and 2019.

The Company had net operating loss (“NOL”) carryforwards available in 2020 that will begin to expire in 2038. As of December 31, 2020, and 2019, the Company had NOLs in the amount of approximately $27.3 million and $19.7 million, respectively.

As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

On June 20, 2019, the Company received a letter from the United States Internal Revenue Service (the “IRS”) informing the Company that its 2016 federal tax return was selected for examination. On  June 16, 2020, the Company received the final closing letter from the IRS, informing the Company that its review of our tax filing for 2016 was complete, and no changes were required.

Indian Tax

Income generated in India is subject to Tax Deducted at Source (“TDS”), which is a means of collecting income tax at the source when income is generated rather than at a later date by the Indian government. The TDS amount paid can be used as foreign tax credit for US tax purposes. However, we do not expect to use the credit due to our loss from operation. As a result, the Company recorded a provision for income taxes of approximately $31,000 and $10,000 as a result of TDS for the years ended  December 31, 2020 and 2019, respectively.

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

The Netherlands Office

The Company maintains a small satellite office in Wageningen, The Netherlands. The Company occupies a flexible office space for an annual rental rate of approximately $4,000. The lease expires on January 31, 2022, and thereafter, the Company will reconsider the leased space to align with the future operations of the Company.

VTT Research Contract Extension

On June 28, 2019, the Company extended its research contract (“Contract”) through June 2022 with VTT Technical Research Centre of Finland Ltd. (“VTT”). Under the terms of this Contract, Dyadic will pay VTT a total of EUR €2.52 million over three years to continue developing Dyadic’s C1 fungal expression system for therapeutic protein production, including C1 host system improvement, glycoengineering, and management of third-party target protein projects. VTT is subject to an additional success bonus up to EUR €450,000 based on the technical targets stipulated in the Contract. Dyadic and its sublicensees will also have the right to use synthetic promoters developed by VTT with an access fee. On October 25, 2019, the Company expanded the Contract to pay an additional EUR €690,000 over 1.5 years to reinforce the glycoengineering work. On March 23, 2020, the Company further expanded the Contract to pay an additional EUR €700,000 over the next 19 months to accelerate the glycoengineering work. Dyadic retains the right to terminate the Contract with 90 days’ notice.

Purchase Obligations

The following table provides a schedule of commitments related to agreements to purchase certain services in the ordinary course of business, as of December 31, 2020:

2021	$2,458,506
2022	771,075
2023	—
Total	$3,229,581

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

As of December 31, 2020, the Company had 4,638,390 stock options outstanding and an additional 2,134,211 shares of common stock available for grant under the 2011 Plan. As of December 31, 2019, there were 3,860,390 stock options outstanding and an additional 1,547,211 shares of common stock available for grant under the 2011 Plan.

Stock Options

Options are granted to purchase common stock at prices that are equal to the fair value of the common shares on the date the option is granted. Vesting is determined by the Board at the time of grant. The term of any stock option awards under the Company’s 2011 Plan is 10 years except for certain options granted to the CEO (five years) and certain contractors (two or three years).

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

Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company uses the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to the CEO (i.e., 5 or 10 years) and certain contractors (i.e., 2 or 3years).

The assumptions used in the Black-Scholes option pricing model for stock options granted for the year ended  December 31, 2020 and 2019 are as follows:

Years Ended December 31,
	2020	2019
Risk-Free interest rate	0.25% - 1.72%	1.69% - 2.50%
Expected dividend yield	—%	—%
Expected stock price volatility	39.94% - 51.22%	28.59% - 37.29%
Expected life of options (years)	1.75 - 6.25 Years	2 - 6.25 Years
Discount for lack of marketability	—%	0 - 8.48%

The following table summarizes the combined stock option activity under the Company’s Equity Compensation Plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2018	3,552,890	$1.57	5.06	$1,149,461
Granted	1,089,000	2.26
Exercised	(781,500)	1.60
Expired	—	—
Canceled	—	—
Outstanding at December 31, 2019	3,860,390	$1.76	5.69	$13,287,932
Granted (1)	913,000	5.24
Exercised (2)	(135,000)	1.89
Expired	—	—
Canceled	—	—
Outstanding at December 31, 2020	4,638,390	$2.44	5.64	$13,701,610

Exercisable at December 31, 2020	3,284,794	$1.78	4.47	$11,886,680

Notes:

(1) Represents the following stock options granted:

•	Annual share-based compensation awards on January 2, 2020, including: (a) 525,000 stock options with an exercise price of $5.27 per share granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 325,000 stock options with an exercise price of $5.27 per share granted to members of the Board of Directors, vesting upon one year anniversary, (c) 23,000 stock options with an exercise price of $5.27 per share granted to employees, vesting annually in equal installments over four years, and (d) 15,000 stock options with an exercise price of $5.27 per share granted to a consultant, vesting upon one year anniversary.
•	One-time awards on March 22, 2020, including 25,000 stock options to a contractor with an exercise price of $3.99 per share, vesting in six months from the date of grant.

(2) Represents the following stock options exercised:

•	A total of 135,000 stock options exercised with a weighted average market price of $1.89.

The weighted average grant-date fair market value of stock options granted for the years ended December 31, 2020 and 2019 was $2.09 and $0.69 respectively, based on the Black-Scholes option pricing model. The intrinsic value of options exercised for the years ended December 31, 2020 and 2019 was $481,139 and $2,925,662, respectively.

As of December 31, 2020 and 2019, total unrecognized compensation cost related to non-vested stock options granted under the Company’s share option plan was $477,232, and $222,330, respectively, which is expected to be recognized over a weighted average period of 2.84 years and 1.83 years, respectively. The Company will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

For performance-based awards, the Company recognizes related stock-based compensation expense based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. For the year ended  December 31, 2019, the Company recognized the expense related to the performance-based awards granted prior years upon the Company’s April 2019 uplisting to the NASDAQ of approximately $483,000. There was no performance-based award recognized during the year ended  December 31, 2020.

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Years Ended December 31,
	2020	2019
General and administrative	$1,466,461	$1,069,152
Research and development	185,432	101,927
Total	$1,651,893	$1,171,079

Note 7:     Shareholders’ Equity

Issuances of Common Stock

The shares of common stock issued for the years ended December 31, 2020 and 2019 were 135,000 and 645,671, respectively, with a weighted average issue price per share of $1.89 and $1.60, respectively.

Treasury Stock

As of December 31, 2020, and 2019, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Open Market Sale Agreement℠

On August 13, 2020, we entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”), with respect to an at the market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million through Jefferies as our sales agent or principal.

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

Note 8:     Subsequent Events

Management continues to actively monitor the COVID-19 pandemic and its development, and the possible effects on the Company’s financial condition, liquidity, operations, vendors, industry, and workforce.

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through March 30, 2021, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

Stock Option Grant

On January 4, 2021, the Company granted to executives and key personnel an aggregate of 417,500 stock options with an exercise price of $5.16. The options will vest in one year from the date of grant or annually in equal installments over four years.

On January 4, 2021, the Company granted to members of the Board an aggregate of 227,500 stock options with an exercise price of $5.16. The options will vest in one year from the date of grant.

On January 4, 2021, the Company granted to non-executive employees an aggregate of 23,325 stock options with an exercise price of $5.16. The options will vest in one year from the date of grant.

On January 4, 2021, the Company granted 5,000 stock options to a consultant with an exercise price of $5.16. The options will vest in one year from the date of grant.

On January 21, 2021, the Company granted 7,500 stock options to a consultant with an exercise price of $5.65. The options will vest in one year from the date of grant.

On March 22, 2021, the Company granted 30,000 stock options to a consultant with an exercise price of $6.87. The options will vest in one year from the date of grant.

Appointment of New Director

On January 8, 2021, Patrick Lucy was appointed to the Board. Mr. Lucy serves as a member of the Board’s Science and Technology Committee. As a non-employee director of the Company, Mr. Lucy receives annual cash compensation of $60,000 and a new director grant of 35,000 options at an exercise price of $5.50. The options will vest in one year from the date of grant.