Form 10-Q
period 2021-03-31
DYADIC INTERNATIONAL INC
filed 2021-05-13
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The number of shares outstanding of each of the registrant’s Common Stock as of May 12, 2021 was 27,554,157.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information (other than historical facts) set forth in this Quarterly Report contains forward-looking statements within the meaning of the Federal securities laws, which involve many risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Such forward-looking statements are included under Item 2 “Management’s Discussion and Analysis”. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Forward-looking statements involve many risks, uncertainties or other factors within and/or beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) our ability, and the ability of the contract research organizations with whom we are currently working with, to advance vaccine candidates into, and successfully complete, preclinical studies and clinical trials; (9) the commercialization of our vaccine candidates, if approved; (10) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of the C1 gene expression platform; (11) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd; (12) speculative nature and illiquidity of equity securities received as consideration from sub-licenses; (13) our expectations concerning the impact of the novel coronavirus identified as “COVID-19” on our business and operating results; and (14) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Form 10-Q and our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021. We caution you that the foregoing list of important factors is not exclusive. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a highly regulated, competitive and rapidly changing environment. Our competitors have far greater resources, infrastructure and market presence than we do which makes it difficult for us to enter certain markets, and/or to gain or maintain customers. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” in this Form 10-Q and elsewhere in our Form 10-K filed with the SEC on March 30, 2021 which could have a material adverse effect on our business, results of operations and financial condition.

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

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$13,055,558	$20,637,045
Short-term investment securities	14,177,441	8,457,452
Interest receivable	157,201	112,247
Accounts receivable	384,963	294,199
Prepaid expenses and other current assets	216,189	280,555
Total current assets	27,991,352	29,781,498

Non-current assets:
Investment in Alphazyme	284,709	284,709
Other assets	6,151	6,225
Total assets	$28,282,212	$30,072,432

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,473,813	$1,013,099
Accrued expenses	277,668	489,756
Deferred research and development obligations	842,248	123,016
Total current liabilities	2,593,729	1,625,871

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 39,807,659 and 39,747,659, outstanding shares - 27,554,157 and 27,494,157 as of March 31, 2021 and December 31, 2020, respectively	39,808	39,748
Additional paid-in capital	98,549,890	98,013,079
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(53,971,300)	(50,676,351)
Total stockholders’ equity	25,688,483	28,446,561
Total liabilities and stockholders’ equity	$28,282,212	$30,072,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Research and development revenue	$460,520	$315,372

Costs and expenses:
Costs of research and development revenue	390,762	278,182
Research and development	1,808,098	755,453
General and administrative	1,554,007	1,653,392
Foreign currency exchange loss (gain), net	28,272	10,867
Total costs and expenses	3,781,139	2,697,894

Loss from operations	(3,320,619)	(2,382,522)

Interest income	25,670	168,383

Net loss	$(3,294,949)	$(2,214,139)

Basic and diluted net loss per common share	$(0.12)	$(0.08)

Basic and diluted weighted-average common shares outstanding	27,533,268	27,452,490

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at December 31, 2020	39,747,659	$39,748	(12,253,502)	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561

Stock-based compensation	—	—	—	—	421,071	—	421,071

Exercise of stock options	60,000	60	—	—	115,740	—	115,800

Net loss	—	—	—	—	—	(3,294,949)	(3,294,949)

Balance at March 31, 2021	39,807,659	$39,808	(12,253,502)	$(18,929,915)	$98,549,890	$(53,971,300)	$25,688,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,294,949)	$(2,214,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	421,071	426,939
Amortization of held-to-maturity securities, net	63,951	107,256
Foreign currency exchange loss (gain), net	28,272	10,867
Changes in operating assets and liabilities:
Interest receivable	(44,954)	102,565
Accounts receivable	(131,800)	35,258
Prepaid expenses and other current assets	64,297	(10,529)
Accounts payable	480,455	(292,361)
Accrued expenses	(212,088)	(326,000)
Deferred research and development obligation	719,232	163,799
Net cash used in operating activities	(1,906,513)	(1,996,345)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(11,283,940)	(11,652,385)
Proceeds from maturities of investment securities	5,500,000	13,350,000
Net cash (used in) provided by investing activities	(5,783,940)	1,697,615

Cash flows from financing activities
Proceeds from exercise of options	115,800	175,000
Net cash provided by financing activities	115,800	175,000
Effect of exchange rate changes on cash	(6,834)	(2,983)
Net decrease in cash and cash equivalents	(7,581,487)	(126,713)
Cash and cash equivalents at beginning of period	20,637,045	4,823,544
Cash and cash equivalents at end of period	$13,055,558	$4,696,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:    Organization and Summary of Significant Accounting Policies

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and predominantly three research organizations performing services in the Netherlands, Finland and Israel. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.

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

After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs and other biological products at flexible commercial scales. Currently, the Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies to leverage its C1 technology to help develop products such as innovative vaccines and drugs, biosimilars and/or biobetters. The Company is also working on several COVID-19 related vaccine and antibody opportunities, including its proprietary COVID-19 vaccine candidate, DYAI-100, towards a first-in-human Phase 1 clinical trial.

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

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs for our operations. We believe that our existing cash position and investment in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. Additionally, the Company may decide to fund all of a Phase I clinical trial to demonstrate the safety in humans of a protein produced from the C1 expression platform in humans. There is no assurance that external funding will be available at acceptable terms, if at all, and the Company may, therefore, self-fund these vital projects.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2020, included in our Form 10-K which was filed with the SEC on March 30, 2021.

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

For the three months ended  March 31, 2021 and 2020, the Company’s revenue was generated from eight and five customers, respectively. As of  March 31, 2021 and  December 31, 2020, the Company’s accounts receivable was from seven and nine customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  March 31, 2021, the Company had six customers outside of the United States (i.e. European and Asian customers) that accounted for approximately 76.7% or $353,000 of the revenue. For the three months ended  March 31, 2020, the Company had three customers outside of the United States that accounted for approximately 58.0% or $183,000 of the revenue. As of the three months ended  March 31, 2021, the Company had four customers outside of the United States (i.e. European and Asian customers) that accounted for approximately 46.0% or $174,000 of accounts receivable. As of  December 31, 2020, the Company had seven customers outside of the United States that accounted for approximately 41.6% or $123,000 of accounts receivable.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. As of and for the three months ended  March 31, 2021, three CROs accounted for approximately $2,017,000 or 98.1% of total research services we purchased and $1,324,000 or 89.8% of the accounts payable. For the three months ended March 31, 2020, one CRO accounted for approximately $855,000, or 100% of total research services we purchased. As of  December 31, 2020, one CRO accounted for approximately $690,000 or 68.1% of the accounts payable. The loss of this CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  March 31, 2021 and  December 31, 2020, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of  March 31, 2021 or  December 31, 2020.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of  March 31, 2021 and  December 31, 2020.

Accounts receivable consist of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Billed receivable	$293,323	$130,532
Unbilled receivable	91,640	163,667
	$384,963	$294,199

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Prepaid insurance	$94,841	$204,988
Prepaid expenses - various	120,534	72,403
Prepaid taxes	814	3,164
	$216,189	$280,555

Accounts Payable

Accounts payable consist of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Research and development expenses	$1,337,755	$904,572
Legal expenses	93,071	24,496
Other	42,987	84,031
	$1,473,813	$1,013,099

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Employee wages and benefits	$175,210	$447,881
Research and development expenses	42,006	28,508
Other	60,452	13,367
	$277,668	$489,756

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

Revenue related to grants: The Company may receive grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to partially or fully fund the Company’s research collaborations, including opportunities arising in connection with COVID-19 that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for SARS-CoV-2 vaccines and/or antibodies candidates.

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Outside contracted services	$1,659,194	$613,790
Personnel related costs	148,162	123,638
Facilities, overhead and other	742	18,025
	$1,808,098	$755,453

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

Income Taxes

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and became effective January 1, 2018. The TCJA contains several key provisions, including a reduction in the U.S. federal corporate income tax rate from 35% to 21% and repeal of the corporate alternative minimum tax (“AMT”). The TCJA’s reduction in the U.S. statutory tax rate had no additional impact on the consolidated financial statement for the year ended  December 31, 2020.

For the three months ended March 31, 2021, there were no provision for income taxes and unrecognized tax benefits recorded. As of  March 31, 2021 and  December 31, 2020, deferred tax assets were approximately $10.2 million and $9.4 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  March 31, 2021 and  December 31, 2020.

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

For the three months ended March 31, 2021 and 2020, the effect of the potential exercise of options to purchase 5,324,215 and 4,663,390 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments of this update simplify the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted ASU 2019-12 on  January 1, 2021, and adoption of ASU 2019-12 did not have any material impact on our consolidated financial positions, results of operations, cash flows and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

Note 2:    Cash, Cash Equivalent, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  March 31, 2021, and  December 31, 2020:

	March 31, 2021 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,217,419	$—	$—	$1,217,419
Money Market Funds	1	11,838,139	—	—	11,838,139
Subtotal		13,055,558	—	—	13,055,558
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	14,161,252	1,658	(17,847)	14,177,441
Total		$27,216,810	$1,658	$(17,847)	$27,232,999

	December 31, 2020 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$149,015	$—	$—	$149,015
Money Market Funds	1	20,488,030	—	—	20,488,030
Subtotal		20,637,045	—	—	20,637,045
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	8,473,461	22,473	(6,463)	8,457,451
Total		$29,110,506	$22,473	$(6,463)	$29,094,496

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) The premium paid to purchase held-to-maturity investment securities was $283,940 and $196,385 for the three months ended March 31, 2021 and 2020, respectively. The premium paid to purchase held-to-maturity investment securities was $282,946 for the year ended  December 31, 2020.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of  March 31, 2021, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Upon closing of the BDI transaction, the Company paid EUR €1.0 million (the “RSA Initial Payment”) in cash to engage BDI to develop designated C1 based product candidates and further improve the C1 manufacturing process, in consideration of which Dyadic also received a 16.1% equity interest in BDI Holdings and a 3.3% equity interest in VLPbio. BDI is obligated to spend a minimum amount of EUR €936,000 over two years in the conduct of the research and development project under the RSA. If the research and development activities produce a product that is selected for additional development and commercialization, then Dyadic expects to share with BDI a range of between 50% and 75% of the net income from such selected product, depending upon the amount of BDI’s aggregate spend in the development of the selected product, with a minimum aggregate spend by BDI of EUR €1 million for a 50% share and EUR €8.0 million for a 75% share. If BDI does not enter into an agreement with Dyadic for such additional development and commercialization of the selected product, then Dyadic will pay to BDI EUR €1.5 million of the net income from Dyadic’s commercialization, if any, of the selected product. In addition, under the SFA, Dyadic agreed to purchase from BDI at least USD $1.0 million (the “SFA Commitment”) in contract research services specified by Dyadic over two years since the closing of the BDI transaction.

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

The Company performed a valuation analysis of the components of the transaction and allocated the consideration based on the relative fair value of each component. As the fair value of BDI equity interest was considered immaterial, the RSA Initial Payment of approximately USD $1.1 million (EUR €1.0 million) was accounted for as a prepaid research and development collaboration payment on our consolidated balance sheet, and both the collaboration payment under the RSA and the SFA Commitment of USD $1.0 million paid by Dyadic were expensed as the related research services were performed by BDI. In June 2019, BDI has completed its services under the RSA and the entire amount of the RSA Initial Payment was expensed. Dyadic had fulfilled its SFA commitment and completed all research projects under the SFA in 2019.

On February 18, 2021, the Company entered into a separate service agreement with BDI to perform a research project unrelated to the R&D Agreements. For the three months ended March 31, 2021, approximately $15,000 recorded in the cost of research and development revenue was associated with this new service agreement.

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

On June 24, 2020, the Company entered into an Amended and Restated Non-Exclusive Sub-License Agreement (the “Amended Sub-License Agreement”) with Alphazyme. Pursuant to the Amended Sub-License Agreement and in consideration of Dyadic’s transfer of its C1 technology, Alphazyme issued 2.50% of the Class A shares of Alphazyme to Dyadic, and Dyadic became a party to the Alphazyme Limited Liability Company Agreement pursuant to which the Company has agreed to certain customary rights, covenants and obligations. In addition, and subject to achieving certain milestones, Alphazyme is obligated to pay a potential milestone payment and royalties, based on net sales, if any, which incorporate Dyadic’s proprietary C1 gene expression platform.

On December 1, 2020, the Company entered into an Amended and Restated Limited Liability Company Agreement with Alphazyme (the “Amended Alphazyme LLC Agreement”) was entered into. Under the Amended Alphazyme LLC Agreement, Alphazyme obtained an additional capital contribution and Dyadic’s ownership was diluted to 1.99%.

The Company evaluated the nature of its equity interest investment in Alphazyme and determined that Alphazyme is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of Alphazyme as Dyadic does not have the power to control or direct the activities of Alphazyme that most significantly impact the VIE. As a result, the Company does not consolidate its investment in Alphazyme. The Company reports its investment in Alphazyme under the cost method of accounting, given that it does not have the ability to exercise significant influence or control,

For the year ended December 31, 2020, the Company recorded a gain of $284,709 from its investment in Alphazyme as a result of a third-party additional capital contribution obtained by Alphazyme. As of March31, 2021, the Company does not consider its investment in Alphazyme to be impaired.

IDBiologics, Inc.

On July 8, 2020, the Company entered into a Common Stock Purchase Agreement (the “IDBiologics Agreement”) with IDBiologics, Inc (“IDBiologics”). IDBiologics is a private biotechnology company focused on the development of human monoclonal antibodies for the treatment and prevention of serious infectious diseases. The Company was founded in 2017 and seeded by Vanderbilt University Medical Center in response to the repeated threats of epidemics around the world, including Ebola in West Africa and Zika in the Americas. IDBiologics is developing a portfolio of monoclonal antibodies against SARS-CoV-2, influenza and Zika viruses.

Under the term of the IDBiologics Agreement, Dyadic agreed to receive 129,611 shares of IDBiologics’ common stock, which represent 0.37% of IDBiologics’ outstanding equity, in exchange for the services to be provided by Dyadic. Such services include the use of Dyadic’s C1 technology to express a SARS-CoV-2 monoclonal antibody which IDBiologics licensed from the Vanderbilt Vaccine Center. The shares of common stock of IDBiologics vested 50% upon the signing of the IDBiologics Agreement, 25% will vest upon the completion of Step 3 of a feasibility study required by the IDBiologics Agreement, and 25% will vest at the end of the project.

The Company evaluated the nature of its equity interest in IDBiologics and determined that IDBiologics is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of IDBiologics as Dyadic does not have the power to control or direct the activities of IDBiologics that most significantly impact the VIE. As a result, the Company does not consolidate its investment in IDBiologics. Upon receipt its shares, Dyadic will account for the equity interest in IDBiologics under the cost method. No revenue from the IDBiologics Agreement was recorded during the three months ended March 31, 2021, because the amount of consideration received was immaterial.

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

At our 2021 Virtual Annual Meeting of Shareholders (“Annual Meeting”) to be held on June 11, 2021, shareholders will be asked to approve the Company’s 2021 Equity Incentive Award Plan (the “2021 Plan”), which was adopted, subject to shareholder approval, by the Board of Directors on April 9, 2021. We are seeking stockholder approval of the 2021 Plan to increase the number of shares available for the grant of stock options, restricted stock awards and other awards by 3,000,000 in addition to the number of shares remaining available for the grant of new awards under the 2011 Plan as of April 16, 2021. If this proposal is approved by our shareholders, the 2021 Plan will become effective as of the date of the Annual Meeting and as of such date, no additional awards will be granted under the 2011 Plan. If our shareholders do not approve this proposal, the 2021 Plan will not become effective and the 2011 Plan will continue to be effective in accordance with its terms, until its expiration date.

As of  March 31, 2021, the Company had 5,324,215 stock options outstanding and an additional 1,388,386 shares of common stock available for grant under the 2011 Plan. As of  December 31, 2020, there were 4,638,390 stock options outstanding and 2,134,211 shares of common stock available for grant under the 2011 Plan.

Stock Options

Options are granted to purchase common stock at prices that are equal to the fair value of the common stock on the date the option is granted. Vesting is determined by the Board of Directors at the time of grant. The term of any stock option awards under the Company’s 2011 Plan is ten years except for certain options granted to the contractors which are one or three years.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted during the three months ended March 31, 2021 are as follows:

Risk-Free interest rate	0.13%-0.55%
Expected dividend yield	—%
Expected stock price volatility	54.52%-56.07%
Expected life of options (in years)	2.00-6.25

The following table summarizes the stock option activities during the three months ended March 31, 2021:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2020	4,638,390	$2.44	5.64	$13,701,610
Granted (1)	745,825	5.25
Exercised (2)	(60,000)	1.93
Expired	—	—
Canceled	—	—
Outstanding at March 31, 2021	5,324,215	$2.84	6.03	$14,209,431

Exercisable at March 31, 2021	4,016,141	$2.28	5.09	$12,927,908

_________________

Notes:

(1) Represents the following stock options granted:

•

Annual share-based compensation awards on January 4, 2021, including: (a) 417,500 stock options with an exercise price of $5.16 per share granted to executives and key personnel, upon one year anniversary, or vesting annually in equal installments over four years, (b) 227,500 stock options with an exercise price of $5.16 per share granted to members of the Board of Directors, vesting upon one year anniversary, (c) 23,325 stock options with an exercise price of $5.16 per share granted to employees, vesting annually in equal installments over four years and (d) 5,000 stock options with an exercise price of $5.16 per share granted to a consultant, vesting upon one year anniversary.

•	One-time award on January 8, 2021, 35,000 stock options with an exercise price of $5.50 per share granted to a new member of the Board of Directors, vesting in one year from the grant date.
•	One-time award on January 21, 2021, 7,500 stock options with an exercise price of $5.65 per share granted to a consultant, vesting in one year from the grant date.
•	One-time award on March 22, 2021, 30,000 stock options with an exercise price of $6.87 per share granted to a consultant, vesting in one year from the grant date.

(2) Represents the following stock options exercised:

•	A total of 60,000 stock options exercised with a weighted average exercise price of $1.93.

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

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2021	2020
General and administrative	$377,052	$380,251
Research and development	44,019	46,688
Total	$421,071	$426,939

Note 6:     Shareholders’ Equity

Issuances of Common Stock

For the three months ended March 31, 2021, there were 60,000 shares of the Company’s common stock issued as a result of the exercise of stock options with a weighted average issue price of $1.93 per share. For the three months ended March 31, 2020, there were 100,000 shares of the Company’s common stock issued as a result of the exercise of stock options with a weighted average issue price of $1.78 per share.

Changes in Stockholders Equity

		Three Months Ended March 31, 2021 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2021	$39,748	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561
Stock-based compensation	—	—	421,071	—	421,071
Stock issued	60	—	115,740	—	115,800
Net loss	—	—	—	(3,294,949)	(3,294,949)
March 31, 2021	$39,808	$(18,929,915)	$98,549,890	$(53,971,300)	$25,688,483

		Three Months Ended March 31, 2020 (Unaudited)
	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total
January 1, 2020	$39,613	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471
Stock-based compensation	—	—	426,939	—	426,939
Stock issued	100	—	174,900	—	175,000
Net loss	—	—	—	(2,214,139)	(2,214,139)
March 31, 2020	$39,713	$(18,929,915)	$96,707,690	$(43,565,217)	$34,252,271

Treasury Stock

As of  March 31, 2021, and  December 31, 2020, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

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

The issuance and sale, if any, of shares of our common stock by us under the sale agreement will be made pursuant to a registration statement on Form S-3 filed with the SEC on August 13, 2020 and declared effective by the SEC on August 25, 2020 and the accompanying Prospectus, as supplemented by a Prospectus Supplement. As of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠.

Note 7:    Subsequent Events

Management continues to actively monitor the COVID-19 pandemic and its development, and the possible effects on the Company’s financial condition, liquidity, operations, vendors, industry, and workforce.

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through May 13, 2021, the date the consolidated financial statements were available to be issued. Management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

Overview

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States, a satellite office in the Netherlands and predominantly three research organizations performing services under contract to Dyadic in the Netherlands, Finland and Israel. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1. The C1 technology is a robust and versatile fungal expression system for the development and production of enzymes and other proteins.

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

After the DuPont Transaction, the Company has been focused on the biopharmaceutical industry, specifically in further improving and applying the proprietary C1 technology into a safe and efficient gene expression platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs and other biological products at flexible commercial scales.

The Company and its C1 technology played an important role in the €20 million Zoonosis Anticipation Preparedness Initiative (“ZAPI”) program, which was a five-year research and development program sponsored by the European Union. ZAPI brought together experts in human and animal health to create new platforms and technologies that will facilitate a fast, coordinated, and practical response to new pandemic threats as soon as they emerge. The Company’s C1 gene expression and recombinant protein production platform was selected by ZAPI as a production host of antigens for the Schmallenberg virus (“SBV”) and Rift Valley Fever virus (“RVFV”). The C1 expressed SBV antigen was produced at approximately 300 times greater yield than the SBV antigen expressed from insect (baculovirus) cells and was more stable. Additionally, the C1 SBV antigen was shown to be safe and effective to provide full protection to cattle, sheep, and mice. Based on these results, ZAPI has provided the Company with additional funding, in 2021, to produce both the SBV and RVFV antigens in order to perform expanded animal trials with the C1 expressed antigens which is expected to generate additional safety and efficacy data. In the first quarter of 2021, ZAPI expanded its program with Dyadic by providing additional funding to C1 research and development efforts as well as to conduct additional animal studies using the SBV and RVFV antigens produced from C1. Several positive outcomes have already originated from the ZAPI results, including several fully funded animal health projects and a number of COVID-19 vaccine collaborations, including Dyadic’s proprietary receptor-binding domain (“RBD”) antigen of the SARS-CoV-2 spike protein, used in the production of the Company’s proprietary COVID-19 DYAI-100 vaccine candidate. The C1 expressed SARS-CoV-2 RBD antigen has been developed and tested in various collaborations, including with three of the top infectious disease and coronavirus scientists who worked with Dyadic and C1 in the ZAPI consortium, the Israel Institute for Biological Research (“IIBR”), Medytox, Inc., and others. These activities have positioned the Company to determine its current path forward for an anticipated first-in-human Phase 1 clinical program of DYAI-100 which is anticipated to start in the second half of 2021. The main goal of the DYAI-100 Phase 1 clinical trial is to demonstrate that a protein produced from the Company’s proprietary and patented C1-cells can be safely used in humans which we anticipate will help to accelerate the C1 technology platform’s adoption, use and commercialization and also to serve as a proof of concept for the development of next generation multivariant COVID-19 vaccine candidates.

Based on a growing amount of safety, efficacy and productivity data from research and development programs within ZAPI, the IIBR and several internal and externally funded programs, we and a growing number of scientists globally believe that the C1 cell protein production platform can be used to speed the development, lower production costs, and improve the performance of biologic vaccines, drugs and other biological products which can be efficiently manufactured at flexible commercial scales more affordably. Based on these internally and externally funded C1-cell engineering programs, the number and types of potential vaccines, drugs and biologic products which may be developed and commercialized, continues to grow. Some examples of human and animal vaccines and drugs which have the potential to be produced from C1-cells are protein antigens, virus-like particles (“VLPs”), monoclonal antibodies (“mAbs”), Bi/Tri-specific antibodies, Fab antibody fragments, Fc-Fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies which are designed to leverage its C1 technology to develop innovative vaccines and drugs, biosimilars and/or biobetters.

Recent Developments

In 2021, the Company continues to advance its internal research projects and expand its relationships with business and research partners in the biotech and pharmaceutical industry, academic and other institutions, as well as certain government agencies, as follows:

COVID-19 Initiatives:

●	Advancing the Company’s proprietary COVID-19 vaccine candidate (C1 produced SARS-CoV-2-S-RBD antigen), DYAI-100, towards a first-in-human Phase 1 clinical trial:
o	DYAI-100 is supported by a strategic collaboration with, among other parties, the IIBR and leading infectious disease scientists from Erasmus Medical Centre, University Utrecht, TiHo Hannover (scientists who were involved in the ZAPI program) to develop a temperature stable, safe and effective COVID-19 vaccine candidate that can be rapidly manufactured, in large quantities, at low cost, using standard microbial fermenters that are readily available globally.
o

In March 2021, the Company engaged CR2O, a contract research organization, to manage and support further preclinical and clinical development of DYAI-100. The animal GLP toxicology study began at the end of April 2021, the cGMP production of the C1 expressed SARS-CoV-2 RBD drug product has begun, and a first-in-human Phase 1 clinical trial is expected to begin by year-end.

o

There are a number of benefits the Company expects to come from the DYAI-100 Phase 1 clinical trial, including demonstrating that certain C1 produced proteins can be produced under cGMP conditions and are safe and tolerated in humans, which will be required by regulatory agencies such as the U.S. Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Additionally, this will also serve as a proof of concept study for potential C1 manufactured next-generation monovalent and multivalent COVID-19 variant vaccine candidates that can be developed and manufactured rapidly, in large quantities, and more affordably.

●

In parallel with advancing the DYAI-100 vaccine candidate towards a Phase 1 clinical trial, the Company has already started to engineer several C1 cell lines to produce several SARS-CoV-2 variant antigens, and has successfully expressed the South African, Brazilian, and UK variant antigens at high productivity and stability. The Company and its collaborators are  working to produce RBD antigen and full spike proteins for additional COVID-19 variants.

●

In March 2021, the Company expanded a vaccine development partnership with South Korea’s Medytox Inc. to co-develop C1 enabled COVID-19 variant vaccines and/or boosters (e.g., tetravalent or quadrivalent COVID-19 vaccine candidates) to immunize people against two or more of the current and future COVID-19 variants in Korea and Southeast Asia.

●	In April 2021, the Company signed a separate fully funded research collaboration with CR2O to develop a COVID-19 antibody.

Human Health (Non-COVID) Collaborations:

●

In February 2021, the Company initiated a fully funded collaboration with TurtleTree Scientific to develop several recombinant protein growth factors, which have the potential to play a critical role in tissue development and healing, including regenerative therapies.

●	In March 2021, the Company signed a research collaboration with a new research partner to develop an antigen.
●	In April 2021, the Company expanded its collaboration with IDBiologics and started a new fully funded collaboration to develop a second antibody.
●

Collaborating with Jiangsu Hengrui Medicine and two top pharmaceutical companies for proof of concept studies designed to improve the production of biologic drugs, including bispecific antibodies, of therapeutic interest. Interim results have demonstrated these biologic drugs were expressed from C1 and there are ongoing discussions for advancing some of these projects towards potential clinical development.

●

Continued progress in several ongoing collaborations to develop potential therapeutic candidates of commercial potential, including expressing two new bispecific antibodies and advancing two other antibodies which are entering the second stages for applications in oncology and autoimmune disease.

●	Conducting a feasibility study with the University of Oslo for a potential influenza vaccine. Interim results demonstrated that C1 can express hemagglutinin at a high level, and most importantly, that C1 hemagglutinin induced a high level response of neutralizing antibodies in a mice study.

Animal Health Collaborations:

●

In collaboration with a top global animal health company, initial studies have demonstrated production of two different antigens for a potential vaccine for an acute respiratory disease of birds. Interim results demonstrated that the antigens were effective at generating high antibody titers. An animal challenge study designed to evaluate protection against the acute respiratory disease is expected to start in June 2021.

●

ZAPI held its Final Stakeholders Virtual Web Meeting on February 4-5, 2021, where positive results were reported from animal studies in mice, sheep, and cattle which evaluated the safety, efficacy, and protection of the C1 produced SBV antigen. The C1 platform was selected by ZAPI to produce recombinant antigens after demonstrating far greater antigen productivity from C1-cells than insect (baculovirus) cells, the next leading expression platform, for both SBV and RVFV. As previously disclosed, in the first quarter of 2021, ZAPI has provided the Company with additional funding to produce larger quantities of both the SBV and RVFV antigens to demonstrate commercial-scale viability of C1 produced SBV and RVFV antigens, and to further optimize the use of C1 to produce recombinant protein subunit nanoparticle vaccines. Preliminary results have been very encouraging and continues to further support C1’s potential for use in developing nanoparticle vaccines in larger quantities at lower cost. Several positive outcomes have already originated from the ZAPI results, including several fully funded animal health projects and several SARS-CoV-2 vaccine collaborations, including Dyadic’s RBD antigen of the SARS-CoV-2 spike protein.

Corporate Highlights:

●

The Company extended two non-exclusive research license agreements, including WuXi Biologics and an affiliate of a top pharma company, to continue their C1 research projects in a CDMO and manufacturing environment at their own facilities.

●

Hosted KOL Fireside Chat: “The Potential of the Transformative Dyadic C1 Protein Technology in Helping Meet Global Health Challenges”, which is available on the Investors section of the Company’s website, which is available on the Investors section of the Company’s website.

●

To date, the Company participated in several scientific conferences, including the recently held World Vaccine Conference, Protein Engineering and Cell Therapy Conference (PEGS) and the ZAPI Final Stakeholders Virtual Conference. ZAPI Stakeholders Final Conference speaker slides and webinar replay are now available on the IABS website via the following link: https://zapi-stakeholders-final-conference.iabs.org/conference-information.php?parag=slides

Impact of COVID-19

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

The issuance and sale, if any, of shares of our common stock by us under the sale agreement will be made pursuant to a registration statement on Form S-3 filed with the SEC on August 13, 2020 and declared effective by the SEC on August 25, 2020 and the accompanying Prospectus, as supplemented by a Prospectus Supplement. As of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠.

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

Revenue related to grants: The Company may receive grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to partially or fully fund the Company’s research collaborations, including opportunities arising in connection with COVID-19 that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for SARS-CoV-2 vaccines and/or antibodies candidates.

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

Stock-Based Compensation

We have granted stock options and restricted stock to employees, directors and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and restricted stock and applied a discount to reflect the lack of marketability due to the holding period restriction of its shares under Rule 144 prior to the Company April 2019 uplisting to NASDAQ. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option except in the case of our CEO, 5 or 10 years, and in the case of contractors, 2 or 3 years). The Company performs a review of assumptions used in the Black-Scholes option-pricing model on an annual basis. During the Company’s annual review of its volatility assumption in 2018, the Company determined that it would be appropriate to use the Company’s historical volatility since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure. The change in assumption was effective January 1, 2018 and only impacts new options granted in 2018 and thereafter.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to the Same Periods in 2020

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenue	$460,520	$315,372
Cost of research and development revenue	390,762	278,182

The increase in revenue and cost of research and development revenue for the three months ended March 31, 2021, reflected the increased number of on-going research collaborations to eight compared to five collaborations for the same period a year ago.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended March 31, 2021 increased to approximately $1,808,000 compared to $755,000 for the same period a year ago. The increase primarily reflected Phase 1 clinical trial cost of DYAI-100, our COVID-19 vaccine in the amount of $882,000 and an additional cost of $159,000 related to our other internal research projects.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021, decreased 6.0% to approximately $1,554,000 compared to $1,653,000 for the same period a year ago. The decrease principally reflected reductions in travel and rent expenses of $65,000, insurance and other outside services of $47,000, other decrease of $30,000, offset by increase in legal expenses of $43,000.

Interest Income

Interest income for the three months ended March 31, 2021 was approximately $26,000 compared to $168,000 for the same period a year ago. The decrease was primarily due to the lower balance of hold-to-maturity securities and less reinvestment as a result of the decrease in interest rate.

Net Loss

Net loss for the three months ended March 31, 2021 was approximately $3,295,000 compared to $2,214,000 for the same period a year ago.

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

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs for our operations. We believe that our existing cash position and investment in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. Additionally, the Company may decide to fund all or part of a Phase I clinical trial to demonstrate the safety in humans of a protein produced from the C1 expression platform in humans. There is no assurance that external funding will be available at acceptable terms, if at all, and the Company may, therefore, self-fund these vital projects.

On August 13, 2020, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or Jefferies, with respect to an at the market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock at an aggregate offering price of up to $50.0 million through Jefferies as our sales agent or principal. This program adds to our financial flexibility to pursue additional opportunities that leverage the broad application potential of C1. However, as of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠.

As of March 31, 2021, cash and cash equivalents were approximately $13.1 million compared to $20.6 million as of December 31, 2020. The carrying value of investment grade securities, including accrued interest as of March 31, 2021 was approximately $14.3 million compared to $8.6 million as of December 31, 2020.

Net cash used in operating activities for the three months ended March 31, 2021 of approximately $1.9 million was principally attributable to a net loss of approximately $3.3 million, partially offset by changes in operating assets and liabilities of approximately $0.9 million, share-based compensation expenses of approximately $0.4 million, and amortization of held-to-maturity securities of approximately $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2020 of approximately $2.0 million was principally attributable to a net loss of approximately $2.2 million and changes in other operating assets and liabilities of approximately $0.3 million, offset by share-based compensation expense of approximately $0.4 million, and amortization of held-to-maturity securities of approximately $0.1 million.

Net cash used in investing activities for the three months ended March 31, 2021 was approximately $5.8 million compared to a net cash provided by investing activity of $1.7 million for the three months ended March 31, 2020. Cash flows from investing activities during the three months ended March 31, 2021 and 2020 were primarily related to proceeds from maturities and purchases of investment grade debt securities.

Net cash provided by financing activities for the three months ended March 31, 2020 was approximately $116,000 compared to $175,000 for the three months ended March 31, 2020. Cash flows from financing activities during the three months ended March 31, 2021 and 2020 were primarily related to proceeds from exercise of options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K for the 2020 fiscal year filed on March 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
1.1	Open Market Sale Agreement by and between the Company and Jeffries LLC, dated August 13, 2020	S-3	1.2	August 13, 2020
10.1	Dyadic International, Inc. 2021 Equity Inventive Award Plan	DEF14A	10.1	April 27, 2021
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

May 13, 2021	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2021	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)