Form 10-K/A
period 2020-12-31
DYADIC INTERNATIONAL INC
filed 2021-07-27
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Dyadic International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”), which the Company filed with the Securities and Exchange Commission on March 30, 2021. This Amendment is being filed solely to include Exhibit 23.1 to the Form 10‑K, which was inadvertently omitted. This Amendment also includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other portion of the Form 10-K is amended hereby, and the Form 10-K continues to speak as of the date of the original filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s filings made with the Securities and Exchange Commission subsequent to the date of the Form 10-K.

PART IV

Item 15.	Financial Statement and Exhibits

(a)     Financial Statement

Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.

(b)     Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
2.1*#	Investment Shareholders Agreement with respect to Biotechnology Developments for Industry, S.L, and VLP The Vaccines Company, S.L.U. dated June 30, 2017	10-12G	2.1	January 14, 2019
3.1#	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2#	Second Amended and Restated Bylaws dated December 13, 2018	10-12G	3.2	January 14, 2019
4.1#	Specimen Stock Certificate Evidencing Shares of Common Stock	10-12G	4.1	January 14, 2019
4.2#	Description of Securities	S-3		August 13, 2020
10.1**#	Dyadic International, Inc. 2006 Stock Option Plan	10-12G	10.1	January 14, 2019
10.2**#	Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.2	January 14, 2019
10.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.3	January 14, 2019
10.4**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.4	January 14, 2019
10.5**#	Employment Agreement, dated June 16, 2016, and First Amendment dated January 23, 2017, by and between Dyadic International, Inc. and Mark A. Emalfarb	10-12G	10.5	January 14, 2019
10.5.1**#	Second Amendment to Employment Agreement between Dyadic International, Inc. and Mark A. Emalfarb, dated as of November 12, 2019	8-K	10.1	November 13, 2019
10.7**#	Consulting Agreement, dated January 1, 2016, by and between Dyadic Netherlands B.V. and Sky Blue Biotech kft on behalf of Ronen Tchelet	10-12G	10.7	January 14, 2019
10.8**#	Consulting Agreement, dated March 13, 2017, by and between Dyadic International, Inc. and Novaro Ltd. on behalf of Matthew Jones	10-12G	10.8	January 14, 2019
10.9**#	Compensation Letter, dated March 26, 2018, by and between Dyadic International, Inc. and Ping W. Rawson	10-12G	10.9	January 14, 2019
10.10#	Form of Director and Officer Indemnification Agreement	10-12G	10.10	January 14, 2019
10.11#	Intracoastal Pointe Office Building Lease Agreement by and between Dyadic International, Inc. and Quentin Partners Co. dated December 30, 2010 and Renewal of Lease dated June 8, 2018	10-K	10.11	March 30, 2020
10.11.1#	Intracoastal Pointe Office Building Lease Agreement by and between Dyadic International, Inc. and Quentin Partners Co. dated December 30, 2010 and Renewal of Lease dated August 13, 2020	10-K	10.11.1	March 30, 2021
10.12†#	Pharma License Agreement with Danisco US, Inc. dated December 31, 2015	10-12G	10.12	January 14, 2019
10.13†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated September 2, 2016	10-12G	10.13	January 14, 2019
10.13.1†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated June 28, 2019	8-K	10.1	July 5, 2019
10.14†#	Research Services Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.14	January 14, 2019
10.15†#	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.15	January 14, 2019
10.16†#	Feasibility Study Agreement with Sanofi-Aventis Deutschland GmbH dated September 7, 2018	10-12G	10.16	January 14, 2019
10.17†#	License Agreement with VTT Technical Research Centre of Finland Ltd dated July 17, 2017	10-12G	10.17	January 14, 2019

10.18†#	Research and Commercialization Collaboration Agreement with Serum Institute of India Pvt. Ltd., dated May 7, 2019	8-K	10.1	May 8, 2019
10.19†#	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019	8-K	10.1	May 8, 2019
10.19.1†#	Amended and Restated Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated June 24, 2020	8-K	10.1	June 29, 2020
10.20†#	Sub-License Agreement among Dyadic International (USA), Inc., Luina Bio Pty Ltd. and Novovet Pty Ltd, dated April 26, 2019	8-K	10.1	May 2, 2019
10.20.1†#	Shareholders Agreement among Dyadic International (USA), Inc., JCL Biologics Pty Ltd and Novovet Pty Ltd, dated April 26, 2019	8-K	10.2	May 2, 2019
10.21#	Open Market Sale Agreement by and between the Company and Jefferies LLC, dated August 13, 2020	S-3	1.2	August 13, 2020
14	Code of Ethics (1)				(1)
21.1#	Subsidiaries of the Registrant	10-12G	21.1	January 14, 2019
23.1	Consent of Independent Registered Public Accounting Firm				x
31.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Chief Financial Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Date Filed	Filed Herewith
101.INS	XBRL Instance Document	10-K	March 30, 2021
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	March 30, 2021
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	March 30, 2021
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	March 30, 2021
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-K	March 30, 2021
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	March 30, 2021
104	Cover Page Interactive Data File			X

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

DYADIC INTERNATIONAL, INC.

July 27, 2021	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

July 27, 2021	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

4