Form 10-Q
period 2021-06-30
DYADIC INTERNATIONAL INC
filed 2021-08-12
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The number of shares outstanding of each of the registrant’s Common Stock as of August 11, 2021 was 28,079,157.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Federal securities laws, particularly under Item 2 “Management’s Discussion and Analysis”. All statements other than statements of historical fact are forward‑looking. Examples of forward-looking statements include, but are not limited to, statements regarding industry prospects, future business, future results of operations or financial condition, future liquidity and capital resources, our ability to implement our agreements with third parties, management strategies, our competitive position and the COVID-19 pandemic. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Dyadic International, Inc., and its subsidiaries caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Forward-looking statements involve many risks, uncertainties or other factors beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) our ability, and the ability of the contract research organizations with whom we are currently working with, to advance vaccine candidates into, and successfully complete, preclinical studies and clinical trials; (9) the commercialization of our vaccine candidates, if approved; (10) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of the C1 gene expression platform; (11) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd; (12) the speculative nature and illiquidity of equity securities received as consideration from sub-licenses; (13) our expectations concerning the impact of the novel coronavirus identified as “COVID-19” on our business and operating results; and (14) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (as amended on Form 10-K/A on July 27, 2021). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Form 10-K filed with the SEC on March 30, 2021 (as amended on Form 10-K/A on July 27, 2021) and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Form 10-Q are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$14,018,826	$20,637,045
Short-term investment securities	11,581,911	8,457,452
Interest receivable	163,313	112,247
Accounts receivable	291,435	294,199
Prepaid expenses and other current assets	100,888	280,555
Total current assets	26,156,373	29,781,498

Non-current assets:
Equity investment	284,709	284,709
Other assets	6,172	6,225
Total assets	$26,447,254	$30,072,432

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,434,934	$1,013,099
Accrued expenses	594,803	489,756
Deferred research and development obligations	258,748	123,016
Total current liabilities	3,288,485	1,625,871

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 40,332,659 and 39,747,659, outstanding shares - 28,079,157 and 27,494,157 as of June 30, 2021, and December 31, 2020, respectively	40,333	39,748
Additional paid-in capital	99,865,825	98,013,079
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(57,817,474)	(50,676,351)
Total stockholders’ equity	23,158,769	28,446,561
Total liabilities and stockholders’ equity	$26,447,254	$30,072,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Research and development revenue	$937,092	$524,271	$1,397,612	$839,643

Costs and expenses:
Costs of research and development revenue	829,504	624,240	1,220,266	902,422
Provision for contract losses	—	74,955	—	74,955
Research and development	2,209,242	1,116,163	4,017,340	1,871,616
General and administrative	1,747,614	1,475,232	3,301,621	3,128,624
Foreign currency exchange loss (gain), net	17,806	31,690	46,078	42,557
Total costs and expenses	4,804,166	3,322,280	8,585,305	6,020,174

Loss from operations	(3,867,074)	(2,798,009)	(7,187,693)	(5,180,531)

Interest income	20,900	146,587	46,570	314,970

Net loss	$(3,846,174)	$(2,651,422)	$(7,141,123)	$(4,865,561)

Basic and diluted net loss per common share	$(0.14)	$(0.10)	$(0.26)	$(0.18)

Basic and diluted weighted-average common shares outstanding	27,645,366	27,467,366	27,589,627	27,459,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2020	39,747,659	$39,748	(12,253,502)	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561
Stock-based compensation expense	—	—	—	—	421,071	—	421,071
Issuance of common stock upon exercise of stock options	60,000	60	—	—	115,740	—	115,800
Net loss	—	—	—	—	—	(3,294,949)	(3,294,949)
March 31, 2021	39,807,659	$39,808	(12,253,502)	$(18,929,915)	$98,549,890	$(53,971,300)	$25,688,483
Stock-based compensation expense	—	—	—	—	446,120	—	446,120
Issuance of common stock upon exercise of stock options	525,000	525	—	—	869,815	—	870,340
Net loss	—	—	—	—	—	(3,846,174)	(3,846,174)
June 30, 2021	40,332,659	$40,333	(12,253,502)	$(18,929,915)	$99,865,825	$(57,817,474)	$23,158,769

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2019	39,612,659	$39,613	(12,253,502)	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471
Stock-based compensation expense	—	—	—	—	426,939	—	426,939
Issuance of common stock upon exercise of stock options	100,000	100	—	—	174,900	—	175,000
Net loss		—	—	—	—	(2,214,139)	(2,214,139)
March 31, 2020	39,712,659	$39,713	(12,253,502)	$(18,929,915)	$96,707,690	$(43,565,217)	$34,252,271
Stock-based compensation expense	—	—	—	—	436,613	—	436,613
Issuance of common stock upon exercise of stock options	23,000	23	—	—	55,720	—	55,743
Net loss	—	—	—	—	—	(2,651,422)	(2,651,422)
June 30, 2020	39,735,659	$39,736	(12,253,502)	$(18,929,915)	$97,200,023	$(46,216,639)	$32,093,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,141,123)	$(4,865,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	867,191	863,552
Amortization of held-to-maturity securities, net	159,481	229,919
Provision for contract losses	—	74,955
Foreign currency exchange loss (gain), net	46,079	50,204
Changes in operating assets and liabilities:
Interest receivable	(51,066)	103,576
Accounts receivable	(36,049)	32,112
Prepaid expenses and other current assets	179,617	(321,533)
Accounts payable	1,427,809	154,484
Accrued expenses	104,546	(188,369)
Deferred research and development obligation	135,732	(37,268)
Net cash used in operating activities	(4,307,783)	(3,903,929)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(11,283,940)	(14,677,156)
Proceeds from maturities of investment securities	8,000,000	25,305,000
Net cash (used in) provided by investing activities	(3,283,940)	10,627,844

Cash flows from financing activities
Proceeds from exercise of options	986,140	230,743
Net cash provided by financing activities	986,140	230,743
Effect of exchange rate changes on cash	(12,636)	3,347
Net (decrease) increase in cash and cash equivalents	(6,618,219)	6,958,005
Cash and cash equivalents at beginning of period	20,637,045	4,823,544
Cash and cash equivalents at end of period	$14,018,826	$11,781,549

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

On December 31, 2015, the Company sold its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1 technology for use in all human and animal pharmaceutical applications, and currently has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions). Danisco retained certain rights to utilize the C1 technology in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents either owned by Danisco or licensed by Danisco.

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

Some of our employees are still working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and its variants and the actions taken and the level of success to contain or treat the SARS-CoV-2 virus and its variants, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the ongoing response to curb its spread (including government travel and meeting restrictions), currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2020, included in our Form 10-K which was filed with the SEC on March 30, 2021 (as amended on Form 10-K/A on July 27, 2021).

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

For the three months ended  June 30, 2021 and 2020, the Company’s revenue was generated from eleven and nine customers, respectively. For the six months ended June 30, 2021 and 2020, the Company’s revenue was generated from thirteen and ten customers, respectively. As of  June 30, 2021 and  December 31, 2020, the Company’s accounts receivable was from eight and nine customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

 The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three and six months ended  June 30, 2021, the Company had six and seven customers outside of the United States (i.e. European and Asian customers) that accounted for approximately $797,000 or 85.1% and $1,121,000 or 80.2% of the revenue, respectively. For the three and six months ended  June 30, 2020, the Company had four and five customers outside of the United States that accounted for approximately $258,000 or 49.2% and $441,000 or 52.5% of the revenue.

As of  June 30, 2021, the Company had three customers outside of the United States (i.e. European and Asian customers) that accounted for approximately $123,000 or 42.1% of accounts receivable. As of December 31, 2020, the Company had seven customers outside of the United States that accounted for approximately $123,000 or 41.6% of accounts receivable.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  June 30, 2021, two CROs accounted for approximately $2,622,000 or 95.8% of total research services we purchased. For the six months ended  June 30, 2021 three CROs accounted for approximately $4,639,000 or 96.8% of total research services. For the three and six months ended  June 30, 2020, one CRO accounted for approximately $1,618,000, or 93.7% and $2,473,000, or 95.8% of total research services we purchased, respectively. As of June 30, 2021, two CROs accounted for approximately $2,203,000 or 90.5% of the accounts payable. As of  December 31, 2020, one CRO accounted for approximately $690,000 or 68.1% of the accounts payable. The loss of this CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  June 30, 2021 and  December 31, 2020, all our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of  June 30, 2021, or  December 31, 2020.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of  June 30, 2021, and  December 31, 2020.

Accounts receivable consist of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Billed receivable	$240,267	$130,532
Unbilled receivable	51,168	163,667
	$291,435	$294,199

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Prepaid insurance	$22,319	$204,988
Prepaid expenses - various	77,663	72,403
Prepaid taxes	906	3,164
	$100,888	$280,555

Accounts Payable

Accounts payable consist of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Research and development expenses	$2,273,607	$904,572
Legal expenses	70,695	24,496
Other	90,632	84,031
	$2,434,934	$1,013,099

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Employee wages and benefits	$276,112	$447,881
Research and development expenses	230,381	28,508
Other	88,310	13,367
	$594,803	$489,756

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$2,036,753	$970,846	$3,695,947	$1,584,636
Personnel related costs	149,587	139,515	297,749	263,153
Facilities, overhead and other	22,902	5,802	23,644	23,827
	$2,209,242	$1,116,163	$4,017,340	$1,871,616

Provision for Contract Losses

The Company assesses the profitability of our collaboration agreements to provide research services to our contracted business partners and identifies those contracts where current operating results or forecasts indicate probable future losses. If an anticipated contract cost exceeds anticipated contract revenue, a provision for the entire estimated loss on the contract is recorded and then accreted into the statement of operations over the remaining term of the contract. The provision for contract losses is based on management's judgment and estimates, and where applicable, is recorded when such loss is deemed probable to occur and is reasonable to estimate.

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

Income Taxes

For the six months ended June 30, 2021, there were no provision for income taxes or unrecognized tax benefits recorded. As of  June 30, 2021 and  December 31, 2020, deferred tax assets were approximately $12.6 million and $9.4 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  June 30, 2021 and  December 31, 2020.

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

For the three and six months ended June 30, 2021 and 2020, the effect of the potential exercise of options to purchase 4,799,215 and 4,650,390 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments of this update simplify the accounting for income taxes by removing certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted ASU 2019-12 on  January 1, 2021, and adoption of ASU 2019-12 did not have any material impact on our consolidated financial positions, results of operations, cash flows and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  June 30, 2021, and  December 31, 2020:

	June 30, 2021 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$820,985	$—	$—	$820,985
Money Market Funds	1	13,197,841	—	—	13,197,841
Subtotal		14,018,826	—	—	14,018,826
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	11,570,334	—	(11,577)	11,581,911
Total		$25,589,160	$—	$(11,577)	$25,600,737

	December 31, 2020 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$149,015	$—	$—	$149,015
Money Market Funds	1	20,488,030	—	—	20,488,030
Subtotal		20,637,045	—	—	20,637,045
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	8,473,461	22,473	(6,463)	8,457,451
Total		$29,110,506	$22,473	$(6,463)	$29,094,496

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) The premium paid to purchase held-to-maturity investment securities was $0 and $24,771 for the three months ended June 30, 2021 and 2020, respectively. The premium paid to purchase held-to-maturity investment securities was $283,940 and $221,156 for the six months ended June 30, 2021, and 2020, respectively. The premium paid to purchase held-to-maturity investment securities was $282,946 for the year ended  December 31, 2020.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of  June 30, 2021, the Company does not consider any of its investments to be other-than-temporarily impaired.

Note 3:    Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately-Held Companies

BDI

On June 30, 2017, the Company entered into a strategic Research Services Agreement (the “RSA”) and a Service Framework Agreement (the “SFA”, and together with the RSA, the “R&D Agreements”) with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. (“BDI Pharma”). BDI Pharma, together with VLP The Vaccines Company, S.L.U. (“VLPbio”) are both subsidiaries of Biotechnology Developments for Industry, S.L., a Spanish biotechnology company (“BDI Holdings” and together with BDI Pharma and VLPbio, “BDI”).

The Company paid EUR €1.0 million (the “RSA Initial Payment”) in cash to engage BDI to develop designated C1 based product candidates and further improve the C1 manufacturing process, in consideration of which Dyadic also received a 16.1% equity interest in BDI Holdings and a 3.3% equity interest in VLPbio. Under the RSA, BDI is obligated to spend a minimum amount of EUR €936,000 over two years for the research and development project. If the research and development activities produce a product that is selected for additional development and commercialization, then Dyadic would share with BDI a range of between 50% and 75% of the net income from such selected product, depending upon the amount of BDI’s aggregate spend in the development of the selected product, with a minimum aggregate spend by BDI of EUR €1 million for a 50% share and EUR €8.0 million for a 75% share. If BDI does not enter into an agreement with Dyadic for such additional development and commercialization of the selected product, then Dyadic will pay to BDI EUR €1.5 million of the net income from Dyadic’s commercialization, if any, of the selected product (“Benefit Sharing for Selected Product”). The provision related to Benefit Sharing for Selected Product survives upon the completion of the project and termination of the RSA. Under the SFA, Dyadic agreed to purchase from BDI at least USD $1.0 million (the “SFA Commitment”) in contract research services specified by Dyadic over two years from the closing of the BDI transaction.

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

The Company performed a valuation analysis of the components of the transaction and allocated the consideration based on the relative fair value of each component. As the fair value of BDI equity interest was considered immaterial, the RSA Initial Payment of approximately USD $1.1 million (EUR €1.0 million) was accounted for as a prepaid research and development collaboration payment on our consolidated balance sheet, and both the collaboration payment under the RSA and the SFA Commitment of USD $1.0 million paid by Dyadic were expensed as the related research services were performed by BDI. In June 2019, BDI completed its services under the RSA and the entire amount of the RSA Initial Payment was expensed. Dyadic had fulfilled its SFA commitment in 2019.

On July 26, 2021, the Company entered (i) a Sale and Purchase of Shares Agreement under which the Company agreed to sell its 16.1% equity interest in BDI Holdings, and (ii) a Sale and Purchase of Shares Agreement under which the Company agreed to sell its 3.3% equity interest in VLPBio (together the “BDI Sale”). In connection with the closing of the BDI Sale, the Company received approximately EUR €1.3 million, net of transaction and legal expenses. The gain generated from the BDI Sale will be recorded in the third quarter of 2021.

In connection with the BDI Sale, the Company also entered into an amendment to the Service Framework Agreement (the “Amended SFA”) with BDI Pharma. Under the Amended SFA, the Company maintains the right to engage in research and development projects at BDI Pharma until June 30, 2025, with the non-compete term extending to June 30, 2030, without any other material terms and conditions changed.

For the three months ended June 30, 2021, approximately $33,000 of cost of research and development revenue and $33,000 of research and development expenses were related to BDI. For the six months ended June 30, 2021, approximately $48,000 of cost of research and development revenue and $33,000 of research and development expenses were related to BDI.

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

On June 24, 2020, the Company entered into an Amended and Restated Non-Exclusive Sub-License Agreement (the “Amended Sub-License Agreement”) with Alphazyme. Pursuant to the Amended Sub-License Agreement and in consideration of Dyadic’s transfer of its C1 technology, Alphazyme issued 2.50% of the Class A shares of Alphazyme to Dyadic, and Dyadic became a party to the Alphazyme Limited Liability Company Agreement pursuant to which the Company has agreed to certain customary rights, covenants, and obligations. In addition, and subject to achieving certain milestones, Alphazyme is obligated to pay a potential milestone payment and royalties, based on net sales, if any, which incorporate Dyadic’s proprietary C1 gene expression platform.

On December 1, 2020, the Company entered into an Amended and Restated Limited Liability Company Agreement with Alphazyme (the “Amended Alphazyme LLC Agreement”). Under the Amended Alphazyme LLC Agreement, Alphazyme obtained an additional capital contribution and Dyadic’s ownership was diluted to 1.99%.

The Company evaluated the nature of its equity interest investment in Alphazyme and determined that Alphazyme is a VIE due to the capital structure of the entity. However, the Company is not the primary beneficiary of Alphazyme as Dyadic does not have the power to control or direct the activities of Alphazyme that most significantly impact the VIE. As a result, the Company does not consolidate its investment in Alphazyme. The Company reports its investment in Alphazyme under the cost method of accounting, given that it does not have the ability to exercise significant influence or control.

For the year ended December 31, 2020, the Company recorded a gain of $284,709 from its investment in Alphazyme resulting from a third-party capital contribution obtained by Alphazyme. As of June 30, 2021, the Company does not consider its investment in Alphazyme to be impaired.

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

Pursuant to the term of the IDBiologics Agreement, on July 8, 2021, Dyadic received 129,661 shares of IDBiologics’ common stock, which represent 0.37% of IDBiologics’ outstanding equity, upon the completion of a feasibility study performed by Dyadic. Dyadic provided services including the use of Dyadic’s C1 technology to express a SARS-CoV-2 monoclonal antibody which IDBiologics licensed from the Vanderbilt Vaccine Center. The Company determined not to record the basis for its equity interest in IDBiologics because the fair value amount is considered immaterial.

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

Note 5:    Share-Based Compensation

Description of Equity Plans

The 2011 Equity Incentive Plan (the “2011 Plan”) was adopted by the Company’s Board of Directors on April 28, 2011 and approved by the Company’s stockholders on June 15, 2011. The 2011 Plan serves as the successor to the Company’s 2006 Stock Option Plan (the “2006 Plan”). Since the effective date of the 2011 Plan, all equity awards were made from the 2011 Plan, and no additional awards will be granted under the 2006 plan. Under the 2011 Plan, 3,000,000 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of share-based compensation awards, plus any shares available for issuance under the 2006 Plan or are subject to awards under the 2006 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2006 Plan. In accordance with the provisions of the 2011 Plan, the Board of Directors approved an increase of 1,500,000 shares to the plan on January 1, 2019, and 2020.

At our 2021 Virtual Annual Meeting of Shareholders (“Annual Meeting”) held on June 11, 2021, shareholders approved the Company’s 2021 Equity Incentive Award Plan (the “2021 Plan”), which was adopted by the Board of Directors on April 9, 2021. The 2021 Plan increased the number of shares available for the grant of stock options, restricted stock awards and other awards by 3,000,000 in addition to the number of shares remaining available for the grant of new awards under the 2011 Plan as of April 16, 2021. The 2021 Plan became effective as of the date of the Annual Meeting and as of June 30, 2021, no additional awards were granted under the 2011 Plan.

As of  June 30, 2021, the Company had 4,799,215 stock options outstanding and an additional 4,388,386 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2020, there were 4,638,390 stock options outstanding and 2,134,211 shares of common stock available for grant under the 2011 Plan.

Stock Options

Options are granted to purchase common stock at prices that are equal to the fair value of the common stock on the date the option is granted. Vesting is determined by the Board of Directors at the time of grant. The term of any stock option awards under the Company’s 2011 Plan and 2021 Plan is ten years, except for certain options granted to the contractors which are one or three years.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted during the six months ended June 30, 2021 are as follows:

Risk-Free interest rate	0.13% - 0.55%
Expected dividend yield	—%
Expected stock price volatility	54.52% - 56.07%
Expected life of options (in years)	2.00 - 6.25

The following table summarizes the stock option activities during the six months ended June 30, 2021:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2020	4,638,390	$2.44	5.64	$13,701,610
Granted (1)	745,825	5.25
Exercised	(585,000)	1.68
Expired	—	—
Canceled	—	—
Outstanding at June 30, 2021	4,799,215	$2.97	6.37	$5,965,132

Exercisable at June 30, 2021	3,491,141	$2.38	5.53	$5,472,602

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

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$401,133	$390,701	$778,185	$770,953
Research and development	44,987	45,912	89,006	92,599
Total	$446,120	$436,613	$867,191	$863,552

Note 6:    Shareholders' Equity

Issuances of Common Stock

For the six months ended June 30, 2021, there were 585,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.68 per share. For the six months ended June 30, 2020, there were 123,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.88 per share.

Treasury Stock

As of  June 30, 2021, and  December 31, 2020, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

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

On July 21, 2021, the Company entered into a technology transfer and licensing agreement (the “Rubic Agreement”) with the Rubic Consortium (Pty) Ltd. (“Rubic”), a South African-based company whose mission is to develop a South African-based solution for the discovery, development, evaluation, and manufacture of high-quality, cost-effective vaccines for distribution primarily to the African markets. Pursuant to the terms of the Rubic Agreement, the Company will license and transfer its C1 platform technology to Rubic, who will provide a potential funding pathway for a C1 manufactured COVID-19 vaccine to progress through Phase II and Phase III clinical trials.

On August 10, 2021, the Company entered into a binding term sheet (the “Term Sheet”) outlining the terms and conditions of an Intellectual Property License Agreement (the “License Agreement”) to be entered into within 45 business days. Pursuant to the License Agreement, Dyadic would exclusively license certain patents and patent applications, know-how, trade secrets, proprietary technology, and other intellectual property to Sorrento Therapeutics, Inc. (“Sorrento" or "Licensee”), with Sorrento obtaining exclusive rights in North and South America, Europe, major Asian countries (including Greater China and Japan) and certain other countries to utilize Dyadic’s C1 technology for the development and commercialization of vaccines, therapeutic antibodies, protein therapeutics, and diagnostics for coronaviruses, including DYAI-100, Dyadic’s lead COVID-19 vaccine candidate. The License Agreement will further set forth that the exclusive license is within the Human Field of Use (as defined in the License Agreement), with a non-exclusive license being granted in the Animal Field of Use (as defined in the License Agreement).  Within 30 days after the execution of the License Agreement, Sorrento will pay to Dyadic an up‑front license fee of $10,000,000, of which $5,000,000 will be paid in cash and the remaining $5,000,000 will be paid in shares of Sorrento’s restricted common stock. Sorrento has agreed to register the shares with the Securities and Exchange Commission (“SEC”) pursuant to a registration statement on Form S-3 to be filed by Licensee with the SEC within thirty (30) days after the execution date of the License Agreement and Licensee shall use its best efforts to have such registration statement declared effective by the SEC within ninety (90) days after the execution date of the License Agreement.

Dyadic will also receive ongoing royalties for the sale of a Licensed Product, as such term is defined in the Term Sheet, and will receive certain reimbursements not to exceed $4,000,000 for preclinical and clinical development costs incurred by Dyadic in connection with the development of the Licensed Products prior to the effective date of the License Agreement. In addition, Dyadic will receive up to $33,000,000 of non‑refundable, non‑creditable, one-time “milestone payments” following the first achievement by Sorrento of certain “milestone events,” as described in the Term Sheet.

The final terms of the license will be set forth in a definitive agreement to be entered into between the parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Quarterly Report. All forward-looking statements included in this Quarterly Report are based on information available to us as of the time we file this Quarterly Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

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

Recent Developments

The Company continues to advance its internal research projects and expand its relationships with business and research partners in the biotech and pharmaceutical industry, academic and other institutions, as well as certain government agencies, as follows:

●

Sorrento Therapeutics License - On August 10, 2021, the Company signed a binding term sheet to enter into a definitive agreement with Sorrento Therapeutics, Inc. (“Sorrento”) to outlicense its lead COVID-19 vaccine candidate “DYAI-100” and C1 technology for protein-based coronaviruses vaccines and therapeutics. The definitive agreement, is expected to include the following key provisions:

o

Sorrento will obtain exclusive rights in North and South America, Europe, major Asian countries (including Greater China and Japan), and certain other countries to utilize Dyadic’s C1 technology for the development and commercialization of human vaccines, therapeutic antibodies, protein therapeutics, and diagnostics for coronaviruses, including DYAI-100, Dyadic’s lead COVID-19 vaccine candidate.

o	Exclusivity is subject to Sorrento’s timely achievement of certain development milestones.
o	Sorrento will obtain non-exclusive rights in certain animal field of use.
o

Consideration includes a $10 million up-front payment ($5 million in cash and $5 million in Sorrento stock), reimbursement of up to $4 million for DYAI-100 preclinical and clinical development costs incurred by Dyadic, and the potential for multiple future development milestones up to $33 million and ongoing royalty payments based on net sales.

o	All future development costs related to this license will be incurred by Sorrento.

●	Other C1 COVID-19 Vaccine Strategic Collaborations
o	Rubic Consortium - A collaboration with South Africa’s Rubic Consortium is intended to reduce African dependence on foreign vaccine suppliers. The collaboration agreement includes:
■	Technology transfer and licensing aimed at developing and commercializing vaccine manufacturing and distribution throughout the African continent.
■	A potential funding pathway for a C1 manufactured COVID-19 vaccine to progress through Phase II and Phase III clinical trials.
o

Syngene International - A collaboration with an integrated research, development, and manufacturing services company in India, to develop a COVID-19 vaccine candidate using Dyadic’s proprietary C1-cell protein production platform.

o

Medytox – A co-development program with South Korea’s Medytox to enable COVID-19 vaccines and/or boosters which will immunize people against two or more of the current and future COVID-19 variants (e.g., tetravalent or quadrivalent COVID-19 vaccines). Medytox has begun engineering C1-cells to express COVID-19 variants of concern antigens. Medytox’s territory covers the Republic of Korea and multiple Southeast Asian countries.

●	DYAI-100 COVID Vaccine Candidate Update
o

The C1 technology platform has the potential to rapidly develop new highly productive C1 cell lines to produce the SARS-CoV-2 RBD (receptor binding domain) variant antigen. Our goal is to demonstrate that recombinant protein vaccines produced from C1 cells can be manufactured under cGMP conditions in large amounts, at low cost which can gain regulatory approval by showing safety and efficacy for their use in humans.  This data is anticipated to further accelerate the adoption and use of our C1 protein production platform to support rapid development and manufacturing of future vaccines, including vaccines for pandemics.

o	We continue to advance DYAI-100 towards initiation of a Phase 1 clinical study.
■	An interim analysis of a toxicology study conducted by Envigo has demonstrated preliminary safety; final toxicology results are expected by October 2021.
■	cGMP production is in process, and once completed, we expect it to put us a step closer in advancing our DYAI-100 COVID-19 vaccine candidate towards a Phase 1 human clinical trials.
■

Later this month, we anticipate meeting with the Paul Ehrlich-Institute (PEI), a German federal agency, medical regulatory body and research institution for vaccines and biomedicines, to discuss the regulatory requirements that will be needed for switching between different COVID-19 variant antigens following the initial Phase 1 study.

●

Sale of equity interests in BDI – On July 27, 2021, the Company sold its equity interests in BDI Holdings and VLP Bio, realizing 1.3 million euros in cash and approximately a 30% ROI. The related gain will be recorded in the third quarter of 2021. BDI remains a valuable resource to perform contract research for us in the future as needed.

●	Zoonotic Anticipation and Preparedness Initiative (ZAPI)

       A peer-reviewed study “Development of a Modular Vaccine Platform for Multimeric Antigen Display Using an Orthobunyavirus Model” demonstrating the successful use of Dyadic’s patented and proprietary C1-cell protein production platform to facilitate a fast, coordinated, and practical response to new infectious diseases as soon as they emerge, was published in the peer reviewed journal “VACCINES”.

o	Dyadic’s C1-cell protein production platform was selected as a fast response vaccine manufacturing model against zoonotic diseases.
o	Our C1-cell platform expressed SBV antigen exhibited efficacy, potency, and safety in veterinary target species.
o	Study demonstrated that recombinant protein-based antigens can be produced from C1 cells at very high yields.
o	C1 cell expressed antigens were successfully used to develop recombinant particle-display vaccines.

Impact of COVID-19

The outbreak of COVID-19 has led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential impact to the Company’s employees, operations, and research projects.

To date, some of our employees are still working remotely. The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and SARS-CoV-2 variants and the actions taken and the level of success to contain or treat the SARS-CoV-2 virus and its variants, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which are highly uncertain and cannot be predicted at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of economic recession or depression that has occurred or may occur in the future. Given the daily evolution of the COVID-19 outbreak and the ongoing response to curb its spread (including government travel and meeting restrictions), currently we are not able to accurately estimate the effects of the COVID-19 outbreak to our results of operations, financial condition, or liquidity.

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

Provision for Contract Losses

The Company assesses the profitability of our collaboration agreements to provide research services to our contracted business partners and identifies those contracts where current operating results or forecasts indicate probable future losses. If an anticipated contract cost exceeds anticipated contract revenue, a provision for the entire estimated loss on the contract is recorded and then accreted into the statement of operations over the remaining term of the contract. The provision for contract losses is based on management's judgment and estimates, and where applicable, is recorded when such loss is deemed probable to occur and is reasonable to estimate.

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

Results of Operations

Three and Six Months Ended June 30, 2021 Compared to the Same Periods in 2020

Revenue, Cost of Research and Development Revenue, and Provision for Contract Losses

The following table summarizes the Company’s revenue, cost of research and development revenue and provision for contract losses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$937,092	$524,271	$1,397,612	$839,643
Cost of research and development revenue	829,504	624,240	1,220,266	902,422
Provision for contract losses	—	74,955	—	74,955

The increase in revenue and cost of research and development revenue for the three months ended June 30, 2021, reflected an increased number of on-going research collaborations to eleven compared to nine collaborations for the same period a year ago. The increase in revenue and cost of research and development revenue for the six months ended June 30, 2021, reflected thirteen on-going research collaborations compared to ten collaborations for the same period a year ago. There is no provision for contract losses in 2021.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended June 30, 2021, increased to approximately $2,209,000 compared to $1,116,000 for the same period a year ago. The increase primarily reflected Phase 1 clinical trial cost of DYAI-100, our COVID-19 vaccine in the amount of $1,508,000 offset by a decrease of $415,000 related to our other internal research projects.

Research and development expenses for the six months ended June 30, 2021, increased to approximately $4,017,000 compared to $1,872,000 for the same period a year ago. The increase primarily reflected Phase 1 clinical trial cost of DYAI-100, our COVID-19 vaccine in the amount of $2,390,000 offset by a decrease of $245,000 related to our other internal research projects.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021, increased by 18.5% to approximately $1,748,000 compared to $1,475,000 for the same period a year ago. The increase principally reflected increases in legal expenses of $117,000, business development and investor relations costs of $65,000, executive and board of director compensation costs of $41,000, insurance expenses of $24,000, and other increases of $26,000.

General and administrative expenses for the six months ended June 30, 2021, increased by 5.5% to approximately $3,302,000 compared to $3,129,000 for the same period a year ago. The increase principally reflected increases in legal expenses of $159,000, business development and investor relations costs of $60,000, insurance expenses of $39,000, executive and board of director compensation costs of $33,000, offset by reductions in travel and rent expenses of $42,000, and outside services and other decreases of $76,000.

Interest Income

Interest income for the three months ended June 30, 2021, was approximately $21,000 compared to $147,000 for the same period a year ago. The decrease was primarily due to the lower balance of hold-to-maturity securities and less reinvestment because of the decrease in interest rate.

Interest income for the six months ended June 30, 2021, was approximately $47,000 compared to $315,000 for the same period a year ago. The decrease was primarily due to the lower balance of hold-to-maturity securities and less reinvestment because of the decrease in interest rate.

Net Loss

Net loss for the three months ended June 30, 2021, was approximately $3,846,000 compared to $2,651,000 for the same period a year ago.

Net loss for the six months ended June 30, 2021, was approximately $7,141,000 compared to $4,866,000 for the same period a year ago.

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

Our ability to achieve profitability depends on many factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sub-license agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities, including our business development and research expenses, Phase 1 clinical trials, as well as legal and registration costs as an SEC reporting and NASDAQ listed company.

On August 13, 2020, we entered an Open Market Sale Agreement℠ with Jefferies LLC, or Jefferies, with respect to an at the market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock at an aggregate offering price of up to $50.0 million through Jefferies as our sales agent or principal. This program adds to our financial flexibility to pursue additional opportunities that leverage the broad application potential of C1. However, as of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠.

On July 26, 2021, we entered (i) a Sale and Purchase of Shares Agreement under which we agreed to sell our 16.1% equity interest in BDI Holdings, and (ii) a Sale and Purchase of Shares Agreement under which we agreed to sell our 3.3% equity interest in VLPBio (together the “BDI Sale”). The cash received from the BDI Sale in the amount of approximately EUR €1.3 million, net of transaction and legal expenses, will further improve our cash position and liquidity.

On August 10, 2021, the Company signed a binding term sheet to enter into a definitive agreement with Sorrento Therapeutics, Inc. (“Sorrento”) to outlicense its lead COVID-19 vaccine candidate “DYAI-100” and C1 technology for protein-based coronaviruses vaccines and therapeutics. The final terms of the license will be set forth in a definitive agreement to be entered into between the parties, but pursuant to the term sheet, consideration will include a $10 million up-front payment ($5 million in cash and $5 million in Sorrento stock), reimbursement of up to $4 million for DYAI-100 preclinical and clinical development costs incurred by Dyadic, and the potential for multiple future development milestones up to $33 million and additional royalty payments based on net sales.

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs for our operations. We believe that our existing cash position and investments in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. Our liquidity will be further enhanced as a result of the aforementioned Sorento outlicense.  However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. Currently, the Company is self-funding the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100 towards a Phase 1 clinical trial to demonstrate the safety in human of a protein produced from the C1 platform. However,  after closing  the  outlicense agreement, Sorrento will assume all future development and cGMP manufacturing costs.

As of June 30, 2021, cash and cash equivalents were approximately $14.0 million compared to $20.6 million as of December 31, 2020. The carrying value of investment grade securities, including accrued interest as of June 30, 2021, was approximately $11.7 million compared to $8.6 million as of December 31, 2020.

Net cash used in operating activities for the six months ended June 30, 2021, of approximately $4.3 million was principally attributable to a net loss of approximately $7.1 million, partially offset by changes in operating assets and liabilities of approximately $1.8 million, share-based compensation expenses of approximately $0.9 million, and amortization of held-to-maturity securities of approximately $0.2 million.

Net cash used in operating activities for the six months ended June 30, 2020, of approximately $3.9 million was principally attributable to a net loss of approximately $4.9 million and changes in other operating assets and liabilities of approximately $0.3 million, offset by share-based compensation expense of approximately $0.9 million, and amortization of held-to-maturity securities of approximately $0.2 million, and other items of approximately $0.2 million.

Net cash used in investing activities for the six months ended June 30, 2021, was approximately $3.3 million compared to a net cash provided by investing activity of $10.6 million for the six months ended June 30, 2020. Cash flows from investing activities during the six months ended June 30, 2021, and 2020 were primarily related to proceeds from maturities and purchases of investment grade debt securities.

Net cash provided by financing activities for the six months ended June 30, 2020, was approximately $986,000 compared to $231,000 for the six months ended June 30, 2020. Cash flows from financing activities during the six months ended June 30, 2021 and 2020 were primarily related to proceeds from exercise of options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

There have been no changes to our risk factors from those disclosed in our Form 10-K for the 2020 fiscal year filed on March 30, 2021 (as amended on Form 10-K/A on July 27, 2021).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
10.1	Dyadic International, Inc. 2021 Equity Incentive Award Plan	DEF14A	10.1	April 27, 2021
10.2	Master Services Agreement and Work Order, between Dyadic International (USA), Inc. and CR2O B.V., Dated May 28, 2021	8-K	10.1	June 3, 2021
10.3	Sale and Purchase of Shares Agreement of Biotechnology Developments for Industry, S.L. dated July 26, 2021	8-K	10.1	July 27, 2021
10.4	Sale and Purchase of Shares Agreement of VLP The Vaccine Company, S.L.U. dated July 26, 2021	8-K	10.2	July 27, 2021
10.5	Amendment No. 1 dated July 26, 2021 to the Service Framework Agreement dated June 30, 2017	8-K	10.3	July 27, 2021
10.6	Term Sheet for Intellectual Property License Agreement dated August 10, 2021	8-K	10.1	August 11, 2021
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

August 12, 2021	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2021	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)