Form 10-Q
period 2021-09-30
DYADIC INTERNATIONAL INC
filed 2021-11-10
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock as of November 9, 2021 was 28,079,157.

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

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$13,660,611	$20,637,045
Short-term investment securities	9,087,199	8,457,452
Interest receivable	74,793	112,247
Accounts receivable	179,632	294,199
Prepaid expenses and other current assets	569,965	280,555
Total current assets	23,572,200	29,781,498

Non-current assets:
Equity investment	284,709	284,709
Other assets	6,143	6,225
Total assets	$23,863,052	$30,072,432

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$957,802	$1,013,099
Accrued expenses	842,450	489,756
Deferred research and development obligations	162,680	123,016
Total current liabilities	1,962,932	1,625,871

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 40,332,659 and 39,747,659, outstanding shares - 28,079,157 and 27,494,157 as of September 30, 2021, and December 31, 2020, respectively	40,333	39,748
Additional paid-in capital	100,322,444	98,013,079
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(59,532,742)	(50,676,351)
Total stockholders’ equity	21,900,120	28,446,561
Total liabilities and stockholders’ equity	$23,863,052	$30,072,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Research and development revenue	$692,929	$416,361	$2,090,541	$1,256,004

Costs and expenses:
Costs of research and development revenue	392,544	266,929	1,612,810	1,169,351
Provision for contract losses	—	112,433	—	187,388
Research and development	1,901,548	986,054	5,918,888	2,857,670
General and administrative	1,692,837	1,643,493	4,994,458	4,772,117
Foreign currency exchange loss (gain), net	30,002	(16,240)	76,080	26,317
Total costs and expenses	4,016,931	2,992,669	12,602,236	9,012,843

Loss from operations	(3,324,002)	(2,576,308)	(10,511,695)	(7,756,839)

Other income:
Interest income	3,202	76,809	49,772	391,779
Other income	1,605,532	—	1,605,532	—
Total other income	1,608,734	76,809	1,655,304	391,779

Net loss	$(1,715,268)	$(2,499,499)	$(8,856,391)	$(7,365,060)

Basic and diluted net loss per common share	$(0.06)	$(0.09)	$(0.32)	$(0.27)

Basic and diluted weighted-average common shares outstanding	28,079,157	27,482,157	27,754,597	27,467,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2020	39,747,659	$39,748	(12,253,502)	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561
Stock-based compensation expense	—	—	—	—	421,071	—	421,071
Issuance of common stock upon exercise of stock options	60,000	60	—	—	115,740	—	115,800
Net loss	—	—	—	—	—	(3,294,949)	(3,294,949)
March 31, 2021	39,807,659	$39,808	(12,253,502)	$(18,929,915)	$98,549,890	$(53,971,300)	$25,688,483
Stock-based compensation expense	—	—	—	—	446,120	—	446,120
Issuance of common stock upon exercise of stock options	525,000	525	—	—	869,815	—	870,340
Net loss	—	—	—	—	—	(3,846,174)	(3,846,174)
June 30, 2021	40,332,659	$40,333	(12,253,502)	$(18,929,915)	$99,865,825	$(57,817,474)	$23,158,769
Stock-based compensation expense	—	—	—	—	457,209	—	457,209
Issuance of common stock upon exercise of stock options	—	—	—	—	(590)	—	(590)
Net loss	—	—	—	—	—	(1,715,268)	(1,715,268)
September 30, 2021	40,332,659	$40,333	(12,253,502)	$(18,929,915)	$100,322,444	$(59,532,742)	$21,900,120

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2019	39,612,659	$39,613	(12,253,502)	$(18,929,915)	$96,105,851	$(41,351,078)	$35,864,471
Stock-based compensation expense	—	—	—	—	426,939	—	426,939
Issuance of common stock upon exercise of stock options	100,000	100	—	—	174,900	—	175,000
Net loss	—	—	—	—	—	(2,214,139)	(2,214,139)
March 31, 2020	39,712,659	$39,713	(12,253,502)	$(18,929,915)	$96,707,690	$(43,565,217)	$34,252,271
Stock-based compensation expense	—	—	—	—	436,613	—	436,613
Issuance of common stock upon exercise of stock options	23,000	23	—	—	55,720	—	55,743
Net loss	—	—	—	—	—	(2,651,422)	(2,651,422)
June 30, 2020	39,735,659	$39,736	(12,253,502)	$(18,929,915)	$97,200,023	$(46,216,639)	$32,093,205
Stock-based compensation expense	—	—	—	—	400,680	—	400,680
Issuance of common stock upon exercise of stock options	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	(2,499,499)	(2,499,499)
September 30, 2020	39,735,659	$39,736	(12,253,502)	$(18,929,915)	$97,600,771	$(48,716,138)	$29,994,454

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(8,856,391)	$(7,365,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,324,400	1,264,233
Amortization of held-to-maturity securities, net	254,193	282,123
Gain on investment in BDI	(1,605,532)	—
Foreign currency exchange loss (gain), net	76,081	26,317
Changes in operating assets and liabilities:
Interest receivable	37,454	223,306
Accounts receivable	72,051	(141,698)
Income tax receivable	—	500,616
Prepaid expenses and other current assets	(289,481)	(141,550)
Accounts payable	(47,033)	(61,651)
Accrued expenses	352,713	50,745
Deferred research and development obligation	39,664	75,211
Net cash used in operating activities	(8,641,881)	(5,287,408)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(11,283,940)	(14,677,156)
Proceeds from maturities of investment securities	10,400,000	36,761,000
Proceeds from the sale of BDI equity interest	1,605,532	—
Net cash provided by investing activities	721,592	22,083,844

Cash flows from financing activities
Proceeds from exercise of options	985,550	230,810
Net cash provided by financing activities	985,550	230,810
Effect of exchange rate changes on cash	(41,695)	11,791
Net (decrease) increase in cash and cash equivalents	(6,976,434)	17,039,037
Cash and cash equivalents at beginning of period	20,637,045	4,823,544
Cash and cash equivalents at end of period	$13,660,611	$21,862,581

Supplemental cash flow information
Cash received from income tax refund	$—	$505,616

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

For each of the three months ended  September 30, 2021 and 2020, the Company’s revenue was generated from eight customers. For the nine months ended September 30, 2021 and 2020, the Company’s revenue was generated from thirteen and twelve customers, respectively. As of  September 30, 2021 and  December 31, 2020, the Company’s accounts receivable was from five and nine customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

 The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  September 30, 2021 and 2020, the Company had five and three customers outside of the United States (i.e. European and Asian customers) that accounted for approximately $478,000 or 69.1% and $169,000 or 40.6% of the revenue, respectively. For the nine months ended  September 30, 2021 and 2020, the Company had seven and six customers outside of the United States that accounted for approximately $1,599,000 or 76.5% and $609,000 or 48.5% of the revenue, respectively.

As of  September 30, 2021, the Company had four customers outside of the United States (i.e. European and Asian customers) that accounted for approximately $180,000 or 100% of accounts receivable. As of December 31, 2020, the Company had seven customers outside of the United States that accounted for approximately $123,000 or 41.6% of accounts receivable.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  September 30, 2021 and 2020, two and one CROs accounted for approximately $1,982,000 or 97.2% and $1,129,000 or 99.5% of total research services we purchased, respectively. For the nine months ended  September 30, 2021 and 2020, three and one CROs accounted for approximately $6,621,000 or 96.9% and $3,602,000 or 96.9% of total research services, respectively. As of September 30, 2021, two CROs accounted for approximately $768,000 or 80.2% of the accounts payable. As of  December 31, 2020, one CRO accounted for approximately $690,000 or 68.1% of the accounts payable. The loss of this CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  September 30, 2021 and  December 31, 2020, all our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of  September 30, 2021, or  December 31, 2020.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of  September 30, 2021, and  December 31, 2020.

Accounts receivable consist of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Billed receivable	$46,992	$130,532
Unbilled receivable	132,640	163,667
	$179,632	$294,199

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Prepaid insurance	$504,690	$204,988
Prepaid research and development expenses	40,411	—
Prepaid expenses - other	24,060	72,403
Prepaid taxes	804	3,164
	$569,965	$280,555

Accounts Payable

Accounts payable consist of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Research and development expenses	$767,723	$904,572
Legal expenses	174,012	24,496
Other	16,067	84,031
	$957,802	$1,013,099

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Employee wages and benefits	$410,780	$447,881
Research and development expenses	344,900	28,508
Other	86,770	13,367
	$842,450	$489,756

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$1,700,280	$846,564	$5,396,227	$2,431,200
Personnel related costs	174,856	131,553	472,605	394,706
Facilities, overhead and other	26,412	7,937	50,056	31,764
	$1,901,548	$986,054	$5,918,888	$2,857,670

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

Income Taxes

For the nine months ended September 30, 2021, there were no provision for income taxes or unrecognized tax benefits recorded. As of  September 30, 2021 and  December 31, 2020, deferred tax assets were approximately $12.6 million and $9.4 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  September 30, 2021 and  December 31, 2020.

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

For the three and nine months ended September 30, 2021 and 2020, the effect of the potential exercise of options to purchase 4,824,215and 4,650,390 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  September 30, 2021, and  December 31, 2020:

	September 30, 2021 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,486,993	$—	$—	$1,486,993
Money Market Funds	1	12,173,618	—	—	12,173,618
Subtotal		13,660,611	—	—	13,660,611
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	9,079,410	—	(7,789)	9,087,199
Total		$22,740,021	$—	$(7,789)	$22,747,810

	December 31, 2020 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$149,015	$—	$—	$149,015
Money Market Funds	1	20,488,030	—	—	20,488,030
Subtotal		20,637,045	—	—	20,637,045
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	8,473,461	22,473	(6,463)	8,457,451
Total		$29,110,506	$22,473	$(6,463)	$29,094,496

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) For the three months ended September 30, 2021 and 2020, there was no premiums paid to purchase held-to-maturity investment securities. The premiums paid to purchase held-to-maturity investment securities was $283,940 and $221,156 for the nine months ended September 30, 2021, and 2020, respectively. The premiums paid to purchase held-to-maturity investment securities was $282,946 for the year ended  December 31, 2020.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of  September 30, 2021, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company concluded that BDI is not a Variable Interest Entity (“VIE”), because BDI has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. Additionally, Dyadic is not the primary beneficiary of BDI as Dyadic does not have the power to control or direct the activities of BDI or its operations. As a result, the Company does not consolidate its investments in BDI, and the financial results of BDI are not included in the Company’s consolidated financial results.

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

On July 26, 2021, the Company entered (i) a Sale and Purchase of Shares Agreement under which the Company agreed to sell its 16.1% equity interest in BDI Holdings, and (ii) a Sale and Purchase of Shares Agreement under which the Company agreed to sell its 3.3% equity interest in VLPBio (together the “BDI Sale”). In connection with the closing of the BDI Sale, the Company received approximately $1.6 million, net of transaction and legal expenses in August 2021. The gain generated from the BDI Sale was recorded in other income.

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

To date Novovet has not raised the capital required to move this opportunity forward, and therefore, the Company has not transferred its C1 technology to Novovet. Therefore, the Novovet Up-Front Consideration received under the Luina Bio Sub-License Agreement, in the form of a 20% equity interest in Novovet, does not yet meet the revenue recognition criteria under ASC 606. The Company will account for its investment in Novovet and the related income under the equity method of accounting, when and if the transfer of its C1 technology is completed and Novovet receives adequate financing required to commence its research and development activities. The Company intends to terminate the Luina Bio Sub-License Agreement in 2021 should Novovet be unable to raise the required funding.

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

For the year ended December 31, 2020, the Company recorded a gain of $284,709 from its investment in Alphazyme resulting from a third-party capital contribution obtained by Alphazyme. As of September 30, 2021, the Company does not consider its investment in Alphazyme to be impaired.

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

For the three months ended September 30, 2021, approximately $76,000 of research and development revenue was related to IDBiologics. For the nine months ended September 30, 2021, approximately $132,000 of research and development revenue was related to IDBiologics.

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

At our 2021 Virtual Annual Meeting of Shareholders (“Annual Meeting”) held on June 11, 2021, shareholders approved the Company’s 2021 Equity Incentive Award Plan (the “2021 Plan”), which was adopted by the Board of Directors on April 9, 2021. The 2021 Plan increased the number of shares available for the grant of stock options, restricted stock awards and other awards by 3,000,000 in addition to the number of shares remaining available for the grant of new awards under the 2011 Plan as of April 16, 2021. The 2021 Plan became effective as of the date of the Annual Meeting and as of September 30, 2021, no additional awards were granted under the 2011 Plan.

As of  September 30, 2021, the Company had 4,824,215 stock options outstanding and an additional 4,363,386 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2020, there were 4,638,390 stock options outstanding and 2,134,211 shares of common stock available for grant under the 2011 Plan.

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

Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company uses the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to the CEO (i.e., 5 or 10 years) and certain contractors (i.e., 2 or 3 years).

The assumptions used in the Black-Scholes option pricing model for stock options granted during the nine months ended September 30, 2021 are as follows:

Risk-Free interest rate	0.13% - 0.85%
Expected dividend yield	—%
Expected stock price volatility	54.52% - 60.53%
Expected life of options (in years)	2.00 - 6.25

The following table summarizes the stock option activities during the nine months ended September 30, 2021:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2020	4,638,390	$2.44	5.64	$13,701,610
Granted (1)	770,825	5.24
Exercised	(585,000)	1.68
Expired	—	—
Canceled	—	—
Outstanding at September 30, 2021	4,824,215	$2.98	6.14	$12,537,900

Exercisable at September 30, 2021	3,500,516	$2.37	5.28	$11,191,507

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

•	One-time award on January 8, 2021, 35,000 stock options with an exercise price of $5.50 per share granted to a new member of the Board of Directors, vesting in one year from the grant date.
•	One-time award on January 21, 2021, 7,500 stock options with an exercise price of $5.65 per share granted to a consultant, vesting in one year from the grant date.
•	One-time award on March 22, 2021, 30,000 stock options with an exercise price of $6.87 per share granted to a consultant, vesting in one year from the grant date.
•	One-time award on August 24, 2021, 25,000 stock options with an exercise price of $4.96 per share granted to a consultant, vesting in one year from the grant date.

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

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$405,383	$354,264	$1,183,568	$1,125,217
Research and development	51,826	46,417	140,832	139,016
Total	$457,209	$400,681	$1,324,400	$1,264,233

Note 6:    Shareholders' Equity

Issuances of Common Stock

For the nine months ended September 30, 2021, there were 585,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.68 per share. For the nine months ended September 30, 2020, there were 123,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.88 per share.

Treasury Stock

As of  September 30, 2021, and  December 31, 2020, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

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

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through  November 10, 2021, the date the consolidated financial statements were available to be issued. Management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

The Company and its C1 technology played an important role in the €20 million Zoonosis Anticipation Preparedness Initiative (“ZAPI”) program, which was a five-year research and development program sponsored by the European Union. ZAPI brought together experts in human and animal health to create new platforms and technologies that will facilitate a fast, coordinated, and practical response to new pandemic threats as soon as they emerge. The Company’s C1 gene expression and recombinant protein production platform was selected by ZAPI as a production host of antigens for the Schmallenberg virus (“SBV”) and Rift Valley Fever virus (“RVFV”). The C1 expressed SBV antigen was produced at approximately 300 times greater yield than the SBV antigen expressed from insect (baculovirus) cells and was more stable. Additionally, the C1 SBV antigen was shown to be safe and effective to provide full protection to cattle, sheep, and mice. Based on these results, ZAPI has provided the Company with additional funding, in 2021, to produce both the SBV and RVFV antigens in order to perform expanded animal trials with the C1 expressed antigens which is expected to generate additional safety and efficacy data. In the first quarter of 2021, ZAPI expanded its program with Dyadic by providing additional funding to C1 research and development efforts as well as to conduct additional animal studies using the SBV and RVFV antigens produced from C1. Several positive outcomes have already originated from the ZAPI results, including several fully funded animal health projects and a number of COVID-19 vaccine collaborations, including Dyadic’s proprietary receptor-binding domain (“RBD”) antigen of the SARS-CoV-2 spike protein, used in the production of the Company’s proprietary COVID-19 DYAI-100 vaccine candidate. The C1 expressed SARS-CoV-2 RBD antigen has been developed and tested in various collaborations, including with three of the top infectious disease and coronavirus scientists who worked with Dyadic and C1 in the ZAPI consortium, the Israel Institute for Biological Research (“IIBR”), Medytox, Inc., and others. These activities have positioned the Company to determine its current path forward for an anticipated first-in-human Phase 1 clinical program of DYAI-100 in 2022. The main goal of the DYAI-100 Phase 1 clinical trial is to demonstrate that a protein produced from the Company’s proprietary and patented C1-cells can be safely used in humans which we anticipate will help to accelerate the C1 technology platform’s adoption, use and commercialization and also to serve as a proof of concept for the development of next generation multivariant COVID-19 vaccine candidates.

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

Recent Developments

The Company continues to advance its internal research projects and expand its relationships with business and research partners in the biotech and pharmaceutical industry, academic and other institutions, as well as certain government agencies, as follows:

●	COVID-19 Vaccine Candidate, DYAI-100, continues to advance towards first-in-human Phase 1 clinical trial:
o	Our goal is to validate that C1 produced proteins are safe in humans to further accelerate global C1 platform adoption.
o

GLP animal toxicology study has demonstrated preliminary safety profile of our C1 produced SARS-CoV-2-RBD vaccine candidate (DYAI-100), SARS-CoV-2 virus specific immunoglobulin-G (IgG) antibodies have been detected in animal models.

o

Completed proof of concept for use of C1 platform to broadly develop and manufacture next generation vaccines and/or booster candidates for infectious and other diseases, in addition to COVID-19 variants of concern.

o	Additional proprietary owned and third party COVID-19 variant vaccine candidates are being successfully developed in C1 cells, including RBD antigens for Alpha, Beta, Gamma and Delta.
o	CMC development of DYAI-100 drug substance is in near final stages of purification and drug substance manufacturing.
o	Global sampling of C1 produced SARS-CoV-2 RBD variant of concern antigens continues.

●	C1 COVID-19 Vaccine Collaborations supports the potential for C1 produced COVID-19 immunization coverage globally.
o

Rubic Consortium - C1 technology transfer has commenced, the DYAI-100 and other COVID-19 variant RBD’s have been delivered.  In addition, genetic tools, C1strains and protocols for engineering C1-cells and producing proteins from such C1-cells have been transferred.  We are in discussion with Rubic regarding where, in addition to COVID-19, they can successfully apply the C1 technology for the development and commercialization of several other vaccine candidates.

o

Syngene International – accelerated tech transfer of the DYAI-100 cell line has been completed, the manufacturing part of technology training on the C1 production platform has shown initial success, and a number of the SARS-CoV-2 RBD variant of concern antigens, including the Delta RBD, have been delivered.

o	Medytox – C1 platform tech transfer has been completed and they are developing nanoparticle vaccine candidates for COVID-19 variants.
o

Sorrento Therapeutics – the parties are continuing to negotiate the License Agreement, the terms of which may be materially different than the terms set forth in the binding term sheet announced on August 11, 2021; we can give no guidance if or when the License Agreement will be executed, but in the interim, technology transfer to Sorrento for DYAI-100 and the C1 platform has been initiated.

●	Other Collaborations
o	Our global animal health collaborators vaccine project continues to demonstrate safety and efficacy advancing towards potential commercialization.
o

Zoonotic Anticipation and Preparedness Initiative (ZAPI) – was successfully concluded in July 2021. The ZAPI program validated C1 as the only known effective production platform to express SBV and RVFV antigens. C1 cell expressed antigens were successfully used to develop recombinant particle-display vaccines.  A ZAPI study was published in "VACCINES", a Leading Peer-Reviewed Scientific Journal, “Development of a Modular Vaccine Platform for Multimeric Antigen Display Using an Orthobunyavirusvirus Model.”

o	Five other non-COVID-19 infectious disease monoclonal antibody and antigen development programs are ongoing.
o	Human health collaborations are advancing to next stages of development and potential licensure.
o	We entered two new fully funded R&D collaborations with academia and industry.

●	Other Corporate Events
o

Executive leadership team enhanced with the addition of Joseph Hazelton appointed Chief Business Officer. Mr. Hazelton brings over 20 years of pharmaceutical industry experience to Dyadic in key growth areas of product and business development, licensing, and commercialization.

o	Received approximately $1.6M in cash from the sale of Dyadic’s equity interest in BDI, resulting in a 30% return on this investment.

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

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to the Same Periods in 2020

Revenue, Cost of Research and Development Revenue, and Provision for Contract Losses

The following table summarizes the Company’s revenue, cost of research and development revenue and provision for contract losses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$692,929	$416,361	$2,090,541	$1,256,004
Cost of research and development revenue	392,544	266,929	1,612,810	1,169,351
Provision for contract losses	—	112,433	—	187,388

The increase in revenue and cost of research and development revenue for the three months ended September 30, 2021, was due to higher revenue and cost of revenue amounts for individual projects, including ZAPI, compared to the same period a year ago. The increase in revenue and cost of research and development revenue for the nine months ended September 30, 2021, reflected thirteen on-going research collaborations compared to twelve collaborations for the same period a year ago. There is no provision for contract losses in 2021.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended September 30, 2021, increased to approximately $1,902,000 compared to $986,000 for the same period a year ago. The increase primarily reflected the Phase 1 clinical trial cost of DYAI-100, our COVID-19 vaccine candidate in the amount of $1,208,000 offset by a decrease of $292,000 related to our other internal research projects.

Research and development expenses for the nine months ended September 30, 2021, increased to approximately $5,919,000 compared to $2,858,000 for the same period a year ago. The increase primarily reflected the Phase 1 clinical trial cost of DYAI-100, our COVID-19 vaccine candidate in the amount of $3,566,000 offset by a decrease of $505,000 related to our other internal research projects.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021, increased by 3.0% to approximately $1,693,000 compared to $1,643,000 for the same period a year ago. The increase principally reflected increases in payroll and share based compensation related costs of $86,000, and insurance expenses of $65,000, offset by reductions in business development and investor relations costs of $79,000, and other decreases of $22,000.

General and administrative expenses for the nine months ended September 30, 2021, increased by 4.7% to approximately $4,994,000 compared to $4,772,000 for the same period a year ago. The increase principally reflected increases in legal expenses of $184,000, insurance expenses of $104,000, and payroll and share based compensation related costs of $87,000, offset by reductions in travel and rent expenses of $92,000, and other decreases of $61,000.

Interest Income

Interest income for the three months ended September 30, 2021, was approximately $3,000 compared to $77,000 for the same period a year ago. The decrease was primarily due to the lower balance of held-to-maturity securities and less reinvestment due to the decrease in interest rate.

Interest income for the nine months ended September 30, 2021, was approximately $50,000 compared to $392,000 for the same period a year ago. The decrease was primarily due to the lower balance of held-to-maturity securities and less reinvestment due to the decrease in interest rate.

Other Income

Other income for the three and nine months ended September 30, 2021, was approximately $1,606,000 compared to $0 for the same periods a year ago. The increase was due to the sale of BDI equity interest in 2021.

Net Loss

Net loss for the three months ended September 30, 2021, was approximately $1,715,000 compared to $2,499,000 for the same period a year ago.

Net loss for the nine months ended September 30, 2021, was approximately $8,856,000 compared to $7,365,000 for the same period a year ago.

Liquidity and Capital Resources

Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, and funding from our research collaboration agreements. In August 2021, the Company received approximately $1.6 million from the BDI Sale, which improved our cash position and liquidity in 2021.

Our ability to achieve profitability depends on many factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sub-license agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities, including our business development and research expenses, Phase 1 clinical trial, as well as legal and administrative costs as an SEC reporting and NASDAQ listed company.

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

On August 10, 2021, the Company signed a binding term sheet to enter into a definitive license agreement with Sorrento Therapeutics, Inc. (“Sorrento”) to out-license its lead COVID-19 vaccine candidate “DYAI-100” and C1 technology for protein-based coronaviruses vaccines and therapeutics. Pursuant to the term sheet, consideration will include a $10 million up-front payment ($5 million in cash and $5 million in Sorrento stock), reimbursement of up to $4 million for DYAI-100 preclinical and clinical development costs incurred by Dyadic, and the potential for multiple future development milestones up to $33 million and additional royalty payments based on net sales. As of the date of this report, the parties have not executed the out-license agreement within the forty-five business day time period set forth in the binding term sheet. We are continuing to negotiate the License Agreement, the terms of which may be materially different than the terms set forth in the binding term sheet. We can give no guidance if or when the License Agreement will be executed, but in the interim, technology transfer to Sorrento for DYAI-100 and the C1 platform has been initiated.

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flow to provide the working capital needs for our operations. We believe that our existing cash position and investments in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. Currently, the Company is self-funding the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100 towards a Phase 1 clinical trial to demonstrate the safety in humans of a protein produced from the C1 platform.

As of September 30, 2021, cash and cash equivalents were approximately $13.7 million compared to $20.6 million as of December 31, 2020. The carrying value of investment grade securities, including accrued interest as of September 30, 2021, was approximately $9.2 million compared to $8.6 million as of December 31, 2020.

Net cash used in operating activities for the nine months ended September 30, 2021, of approximately $8.6 million was principally attributable to a net loss of approximately $8.9 million, offset by gain on investment in BDI of approximately $1.6 million,  share-based compensation expenses of approximately $1.3 million, and amortization of held-to-maturity securities of approximately $0.3 million, and changes in operating assets and liabilities of approximately $0.2 million.

Net cash used in operating activities for the nine months ended September 30, 2020, of approximately $5.3 million was principally attributable to a net loss of approximately $7.4 million, offset by share-based compensation expenses of approximately $1.3 million, changes in a tax receivable of approximately $0.5 million, and amortization of held-to-maturity securities of approximately $0.3 million.

Net cash provided by investing activities for the nine months ended September 30, 2021, was approximately $0.7 million compared to $22.1 million for the nine months ended September 30, 2020. Cash flows from investing activities during the nine months ended September 30, 2021 were primarily related to proceeds from maturities, purchases of investment grade debt securities, and proceeds from the sale of our BDI equity interest. Cash flows from investing activities during the nine months ended September 30, 2020 were primarily related to proceeds from maturities and purchases of investment grade debt securities.

Net cash provided by financing activities for the nine months ended September 30, 2021, was approximately $1.0 million compared to $0.2 million for the nine months ended September 30, 2020. Cash flows from financing activities during the nine months ended September 30, 2021 and 2020 were primarily related to proceeds from exercise of stock options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
10.1	Dyadic International, Inc. 2021 Equity Incentive Award Plan	DEF14A	10.1	April 27, 2021
10.2	Master Services Agreement and Work Order, between Dyadic International (USA), Inc. and CR2O B.V., Dated May 28, 2021	8-K	10.1	June 3, 2021
10.3	Sale and Purchase of Shares Agreement of Biotechnology Developments for Industry, S.L. dated July 26, 2021	8-K	10.1	July 27, 2021
10.4	Sale and Purchase of Shares Agreement of VLP The Vaccine Company, S.L.U. dated July 26, 2021	8-K	10.2	July 27, 2021
10.5	Amendment No. 1 dated July 26, 2021 to the Service Framework Agreement dated June 30, 2017	8-K	10.3	July 27, 2021
10.6	Term Sheet for Intellectual Property License Agreement dated August 10, 2021	8-K	10.1	August 11, 2021
10.7	Employment Agreement, dated November 9, 2021, by and between Dyadic International, Inc. and Joseph Hazelton	8-K	10.1	November 9, 2021
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

November 10, 2021	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)