Form 10-Q
period 2022-03-31
DYADIC INTERNATIONAL INC
filed 2022-05-12
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of May 11, 2022 was 28,264,157.

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

 Forward-looking statements involve many risks, uncertainties or other factors beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations and other service providers in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) our ability, and the ability of the contract research organizations and other third party service providers with whom we are currently working with, to advance vaccine candidates into, and successfully complete, preclinical studies and clinical trials; (9) the commercialization of our vaccine candidates, if approved; (10) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of the C1-cell protein production platform and our other technologies; (11) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd; (12) the speculative nature and illiquidity of equity securities received as consideration from sub-licenses; (13) our expectations concerning the impact of the novel coronavirus identified as “COVID-19” on our business and operating results; and (14) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Form 10-K filed with the SEC on March 29, 2022 and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Form 10-Q are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$12,419,029	$15,748,480
Short-term investment securities	3,021,064	4,511,780
Interest receivable	28,894	94,375
Accounts receivable	528,151	277,831
Prepaid expenses and other current assets	244,170	375,830
Total current assets	16,241,308	21,008,296

Non-current assets:
Long-term investment securities	1,998,120	—
Investment in Alphazyme	284,709	284,709
Other assets	6,104	6,117
Total assets	$18,530,241	$21,299,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$866,321	$1,547,953
Accrued expenses	533,007	709,560
Deferred research and development obligations	315,006	151,147
Deferred license revenue, current portion	112,146	147,059
Total current liabilities	1,826,480	2,555,719

Deferred license revenue, net of current portion	308,823	352,941
Total liabilities	2,135,303	2,908,660

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 40,517,659 and 40,482,659, outstanding shares - 28,264,157 and 28,229,157 as of March 31, 2022, and December 31, 2021, respectively	40,518	40,483
Additional paid-in capital	101,522,602	101,026,496
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(66,238,267)	(63,746,602)
Total stockholders’ equity	16,394,938	18,390,462
Total liabilities and stockholders’ equity	$18,530,241	$21,299,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Research and development revenue	$533,721	$460,520
License revenue	114,706	—
Total revenue	648,427	460,520

Costs and expenses:
Costs of research and development revenue	404,746	390,762
Research and development	1,342,862	1,808,098
General and administrative	1,655,700	1,554,007
Foreign currency exchange (gain) loss, net	(10,248)	28,272
Total costs and expenses	3,393,060	3,781,139

Loss from operations	(2,744,633)	(3,320,619)

Other income:
Interest income	2,968	25,670
Other income	250,000	—
Total other income	252,968	25,670

Net loss	$(2,491,665)	$(3,294,949)

Basic and diluted net loss per common share	$(0.09)	$(0.12)

Basic and diluted weighted-average common shares outstanding	28,251,324	27,533,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2021	40,482,659	$40,483	(12,253,502)	$(18,929,915)	$101,026,496	$(63,746,602)	$18,390,462
Stock-based compensation expense	—	—	—	—	453,791	—	453,791
Issuance of common stock upon exercise of stock options	35,000	35	—	—	42,315	—	42,350
Net loss	—	—	—	—	—	(2,491,665)	(2,491,665)
March 31, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,522,602	$(66,238,267)	$16,394,938

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2020	39,747,659	$39,748	(12,253,502)	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561
Stock-based compensation expense	—	—	—	—	421,071	—	421,071
Issuance of common stock upon exercise of stock options	60,000	60	—	—	115,740	—	115,800
Net loss	—	—	—	—	—	(3,294,949)	(3,294,949)
March 31, 2021	39,807,659	$39,808	(12,253,502)	$(18,929,915)	$98,549,890	$(53,971,300)	$25,688,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,491,665)	$(3,294,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	453,791	421,071
Amortization of held-to-maturity securities, net	13,446	63,951
Foreign currency exchange loss (gain), net	(10,247)	28,272
Changes in operating assets and liabilities:
Interest receivable	65,481	(44,954)
Accounts receivable	(241,002)	(131,800)
Prepaid expenses and other current assets	131,299	64,297
Accounts payable	(679,918)	480,455
Accrued expenses	(176,396)	(212,088)
Deferred research and development obligation	163,859	719,232
Deferred license revenue	(79,031)	—
Net cash used in operating activities	(2,850,383)	(1,906,513)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(5,020,850)	(11,283,940)
Proceeds from maturities of investment securities	4,500,000	5,500,000
Net cash used in investing activities	(520,850)	(5,783,940)

Cash flows from financing activities
Proceeds from exercise of options	42,350	115,800
Net cash provided by financing activities	42,350	115,800
Effect of exchange rate changes on cash	(568)	(6,834)
Net decrease in cash and cash equivalents	(3,329,451)	(7,581,487)
Cash and cash equivalents at beginning of period	15,748,480	20,637,045
Cash and cash equivalents at end of period	$12,419,029	$13,055,558

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2021, included in our Form 10-K which was filed with the SEC on March 29, 2022.

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

For each of the three months ended March 31, 2022 and 2021, the Company’s revenue was generated from eight customers. As of  March 31, 2022 and  December 31, 2021, the Company’s accounts receivable was from six and eight customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  March 31, 2022 and 2021, the Company had three and six customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $136,000 or 25.5% and $353,000 or 76.6% of the revenue, respectively.

As of  March 31, 2022, the Company had three customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $244,000 or 46.2% of accounts receivable. As of December 31, 2021, the Company had four customers outside of the United States that accounted for approximately $157,000 or 56.4% of accounts receivable.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  March 31, 2022 and 2021, two and three CROs accounted for approximately $1,494,000 or 96.7% and $2,017,000 or 98.1% of total research services we purchased, respectively. As of March 31, 2022 and December 31, 2021 two CROs accounted for approximately $731,000 or 84.4% and approximately $1,312,000 or 84.8% of the accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

As of  March 31, 2022 and December 31, 2021, all of our money market funds were invested in U.S. Government money market funds. The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The Company did not have any investment securities classified as trading as of  March 31, 2022, or  December 31, 2021.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of  March 31, 2022, and  December 31, 2021.

Accounts receivable consist of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Billed receivable	$350,939	$101,175
Unbilled receivable	177,212	176,656
	$528,151	$277,831

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Prepaid insurance	$148,734	$326,712
Prepaid expenses - other	86,011	45,839
Prepaid research and development expenses	8,580	—
Prepaid taxes	845	3,279
	$244,170	$375,830

Accounts Payable

Accounts payable consist of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Research and development expenses	$765,452	$1,363,889
Legal expenses	66,659	27,675
Other	34,210	156,389
	$866,321	$1,547,953

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Research and development expenses	$257,000	$194,250
Employee wages and benefits	200,257	405,758
Other	75,750	109,552
	$533,007	$709,560

Revenue Recognition

The Company has no pharmaceutical products approved for sale at this point. All of our revenue to date has been research revenue from third-party collaborations and government grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Outside contracted services	$1,135,556	$1,659,194
Personnel related costs	206,790	148,162
Facilities, overhead and other	516	742
	$1,342,862	$1,808,098

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

Non-Marketable Investments

The Company also holds investments in non-marketable equity securities of privately held companies, which usually do not have a readily determinable fair value. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. If indicators of impairment exist, we will prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. Valuations of such privately held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. In addition, such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market.

Income Taxes

For the three months ended March 31, 2022, there were no provision for income taxes or unrecognized tax benefits recorded. As of  March 31, 2022 and  December 31, 2021, deferred tax assets were approximately $15.2 million and $13.0 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  March 31, 2022 and  December 31, 2021.

Other Income

The other income recognized in the first quarter of 2022 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

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

For the three months ended March 31, 2022 and 2021, the effect of the potential exercise of options to purchase 5,425,040 and 5,324,215 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  March 31, 2022, and  December 31, 2021:

	March 31, 2022 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,086,600	$—	$—	$1,086,600
Money Market Funds	1	11,332,429	—	—	11,332,429
Subtotal		12,419,029	—	—	12,419,029
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	3,009,300	—	(11,764)	3,021,064
Long-Term Investment Securities (3)
Corporate Bonds (4)	2	1,992,120	—	(6,000)	1,998,120
Total		$17,420,449	$—	$(17,764)	$17,438,213

	December 31, 2021 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,377,094	$—	$—	$1,377,094
Money Market Funds	1	14,371,386	—	—	14,371,386
Subtotal		15,748,480	—	—	15,748,480
Short-Term Investment Securities (2)
Corporate Bonds (4)	2	4,509,285	—	(2,495)	4,511,780
Total		$20,257,765	$—	$(2,495)	$20,260,260

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) Long-term investment securities will mature longer than 12 months from the applicable reporting date.

(4) The premiums paid to purchase held-to-maturity investment securities was $20,850 and $283,940 for the three months ended March 31, 2022, and 2021, respectively. The premiums paid to purchase held-to-maturity investment securities was $283,940 for the year ended  December 31, 2021.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of  March 31, 2022, the Company does not consider any of its investments to be other-than-temporarily impaired.

Note 3:    Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

Phibro/Abic

On February 10, 2022, the Company entered into an exclusive sub-license agreement with Abic Biolgical Latories Ltd. (“Abic”), an affiliate of Phibro Animal Health Corporation (“Phibro”) to provide services for a targeted disease (the “Phibro/Abic Agreement”). The Phibro/Abic Agreement was an addendum to the initially non-exclusive sub-license agreement the Company signed with Phibro on July 1, 2020. According to the Phibro/Abic Agreement, the Company received an exclusivity payment of $100,000 in April 2022.

Phibro/Abic may terminate the Phibro/Abic Agreement in its entirety, or any sublicense granted, in each case with or without cause at any time upon 90 days’ prior written notice to Dyadic.

Accounting Treatment

The Company considered the guidance in ASC 808, Collaborative Arrangements (ASC 808) and determined the Phibro Agreement is not applicable to such guidance. The Company concluded that Phibro/Abic represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Phibro/Abic Agreement.

The Company identified the following obligations under the Phibro/Abic Agreement: (1) an exclusive right to utilize the C1-cell protein production platform for certain disease; (2) our obligation to provide agreed-upon research and development services; (3) research report to be provided to Phibro/Abic based on the requirements of the agreement.

Based on management’s assessment, the Company concluded two performance obligations should be accounted for separately: (1) the agreed-upon research and development services, and (2) the right to exclusively access and use C1-cell protein production platform for certain disease.

Accordingly, the Company records the R&D services as research and development revenue using the cost-based input method in accordance with the Company’s policy (see Note 1).

Under the Phibro/Abic Agreement, the Company is eligible to receive an exclusivity payment of $100,000, certain milestone payment upon regulatory approval, and future sales-based royalty payments. The milestone payment is considered constrained variable consideration and excluded from the transaction price at inception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company will not recognize revenue related to sales-based royalty until the associated event occurs.

For three months ended March 31, 2022, the Company recorded $100,000 of the exclusivity payment as license revenue.

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

Accounting Treatment

The Company considered ASC 808, Collaborative Arrangements (ASC 808) and determined the Janssen Agreement is not applicable to such guidance. The Company concluded that Janssen represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Janssen Agreement.

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

Based on management’s assessment, the Company concluded two performance obligations should be accounted for separately: (1) the agreed-upon research and development services, and (2) the right to access C1-cell protein production platform under the research plan. Accordingly, the Company records the €1.6 million of R&D Funding as research and development revenue using the cost-based input method in accordance with the Company’s policy (see Note 1).

As noted above, the Company received a non-refundable upfront payment of $0.5 million to reserve the initial protein targets until Janssen decides to exercise an option to license in the future, which represents a right to access the C1-cell protein production platform prior to using it. The Company recognizes the upfront payment of $0.5 million over the target reservation period, during which Janssen can obtain a research and/or commercial license and/or an exclusive license on specific targets or recognize in full when the contract is terminated.

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

At March 31, 2022, the upfront payment was recorded in deferred license revenue, current and non-current portion in amount of $112,146 and $308,823, respectively. For the three months ended March 31, 2022, the Company recognized $14,706 of the upfront payment as license revenue.

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

On April 25, 2021, the Company entered into a project agreement (the “Project Agreement”) to provide additional research services to IDBiologics. For the three months ended March 31, 2022, approximately $109,000 of research and development revenue and approximately $156,000 of accounts receivable were related to the Project Agreement.

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

On December 1, 2020, an Amended and Restated Limited Liability Company Agreement with Alphazyme (the “Amended Alphazyme LLC Agreement”) was entered into. Under the Amended Alphazyme LLC Agreement, Alphazyme obtained additional capital contribution from a third-party and Dyadic’s ownership was diluted to 1.99%. As a result, the Company recorded a gain of $284,709 as its basis of investment in Alphazyme.

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

 As of March 31, 2022, the Company does not consider its investment in Alphazyme to be impaired, as there was no event or transaction that would change the value of this investment.

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

For the three months ended March 31, 2022, there was no research and development expense incurred related to BDI.

Novovet and Luina Bio

On  April 26, 2019, the Company entered into a sub-license agreement (the “Luina Bio Sub-License Agreement”) with Luina Bio Pty Ltd. (“Luina Bio”) and Novovet Pty Ltd (“Novovet”). Under the terms of the Luina Bio Sub-License Agreement, the Company granted to Novovet, subject to the terms of the license agreement entered into between the Company and Danisco US, Inc. on  December 31, 2015, a worldwide sub-license to certain patent rights and know-how related to Dyadic’s proprietary C1-cell protein production platform for the exclusive and sole purpose of commercializing certain targeted antigen and biological products for the prevention and treatment of various ailments for companion animals

In consideration of the license granted pursuant to the Luina Bio Sub-License Agreement, Dyadic received a 20% equity interest in Novovet (“Novovet Up-Front Consideration”) in accordance with the terms of Novovet’s Shareholder Agreement (“Shareholders Agreement”) and will receive a percentage of royalties on future net sales and non-sales revenue, if any, which incorporates Dyadic’s proprietary C1-cell protein production platform.

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

Note 5:    Share-Based Compensation

Description of Equity Plans

The 2021 Equity Incentive Award Plan (the “2021 Plan”) was adopted by the Company's Board of Directors on April 9, 2021 and approved by the Company’s Annual Meeting of Shareholders (the “Annual Meeting”) on June 11, 2021. The 2021 Plan serves as a successor to the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). Since the effective date of the 2021 Plan, all equity awards were made from the 2021 Plan, and no additional awards will be granted under the 2011 Plan. The 2021 Plan increased the number of shares available for the grant of stock options, restricted stock awards and other awards by 3,000,000 in addition to the number of shares remaining available for the grant of new awards under the 2011 Plan as of April 16, 2021.

As of  March 31, 2022, the Company had 5,425,040 stock options outstanding and an additional 4,584,215 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2021, there were 3,577,561 stock options outstanding and 4,263,386 shares of common stock available for grant under the 2021 Plan.

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

The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model and amortized on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the award as if the award was, in substance, multiple awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the following.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted during the three months ended March 31, 2022 are as follows:

Risk-Free interest rate	1.40% - 1.44%
Expected dividend yield	—%
Expected stock price volatility	61.3%
Expected life of options (in years)	5.50 - 6.25

The following table summarizes the stock option activities during the three months ended March 31, 2022:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2021	4,774,215	$3.04	6.14	$8,413,444
Granted (1)	715,825	4.81
Exercised	(35,000)	1.21
Expired	(30,000)	6.87
Canceled	—	—
Outstanding at March 31, 2022	5,425,040	$3.27	6.48	$3,931,706

Exercisable at March 31, 2022	4,070,223	$2.79	5.61	$3,827,242

_________________

Notes:

(1) Represents the following stock options granted:

•

Annual share-based compensation awards on January 3, 2022, including: (a) 325,000 stock options with an exercise price of $4.81 per share granted to executives and key personnel, upon one year anniversary, or vesting annually in equal installments over four years, (b) 75,000 performance-based stock options to a key personnel with an exercise price of $4.81, vesting upon the achievement of specified performance conditions, (c) 277,500 stock options with an exercise price of $4.81per share granted to members of the Board of Directors, vesting upon one year anniversary, (d) 23,325 stock options with an exercise price of $4.81 per share granted to employees, vesting annually in equal installments over four years and (e) 15,000 stock options with an exercise price of $4.81 per share granted to a consultant, vesting upon one year anniversary.

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

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2022	2021
General and administrative	$388,662	$377,052
Research and development	65,129	44,019
Total	$453,791	$421,071

Note 6:    Shareholders’ Equity

Issuances of Common Stock

For the three months ended March 31, 2022, there were 35,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.21 per share. For the three months ended March 31, 2021, there were 60,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.93 per share.

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

The issuance and sale, if any, of shares of our common stock by us under the sale agreement will be made pursuant to a registration statement on Form S-3 filed with the SEC on August 13, 2020, and declared effective by the SEC on August 25, 2020 and the accompanying Prospectus, as supplemented by a Prospectus Supplement. As of the date of this filing, there have been no sales made under the Open Market Sale Agreement℠.

Note 7:    Subsequent Events

Management continues to actively monitor the COVID-19 pandemic and its development, and the possible effects on the Company’s financial condition, liquidity, operations, vendors, industry, and workforce.

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through  May 12, 2022, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

On May 10, 2022, Dyadic International (USA), Inc., a subsidiary of Dyadic International, Inc., entered into a Joint Development Agreement (the "JDA Agreement”) with Leprino Foods Company (“LFC”), effective May 12, 2022. Under the terms and conditions of the JDA Agreement, Dyadic and LFC will develop and manufacture a number of animal free ingredient products using Dyadic’s biotechnologies.

●	The research project will be fully funded by LFC up to €3.6 million euros.
●	Dyadic to develop its proprietary production cell lines for the manufacture of animal free ingredient product candidates.
●	Dyadic will receive certain defined “Success Fees”, upon reaching certain productivity and activity levels and milestones at different stages of the collaboration.
●	Dyadic will receive a “Commercialization Fee” of low eight figures upon commercialization, and a royalty payment of low single digits based on commercial sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          Recent Developments

●

Food Industry – On May 10, 2022, the Company entered into a new research, license, and collaboration agreement with a Global Food Ingredients Company for the manufacture of a number of animal free ingredient products using Dyadic’s proprietary biotechnologies.

●

Epygen Biotech – On April 13, 2022, Epygen Biotech, Dyadic’s licensee, received funding from India government to further development, manufacture and conduct Phase I/II clinical trial(s) of COVID-19 vaccine candidate produced from C1 cells.

●

Phibro Animal Health – On February 10, 2022, Dyadic entered into an exclusive license agreement for a Phibro targeted disease. The agreement follows the successful proof of concept development work, including animal trials previously completed. The parties are discussing developing additional animal vaccine candidates to be produced from Dyadic's C1-cells.

●

National Institute for Innovation in Manufacturing Biopharmaceuticals (“NIIMBL”) Coronavirus Grant – Dyadic received 1 of 32 project grants awarded by NIIMBL funded through the White House's American Rescue Plan (“ARP”). Under the NIIMBL grant, the Company will receive up to $690,000 in funding to engineer the Company's proprietary and patented C1-cell thermophilic fungal (Thermothelomyces heterothallica) protein production platform to produce two different antibodies, one of which is a COVID-19 antibody.

o	The Company has successfully completed the initial phase of the project and is currently moving into the second phase to further increase productivity.
●	DYAI-100, RBD (Receptor Binding Domain) COVID-19 Vaccine Candidate
o

The Company continues to progress toward its first-in-human clinical trial application (CTA) for its DYAI-100 COVID vaccine candidate to be filed with the South African Health Products Regulatory Authority (SAHPRA).

o

First-in-human trial data is expected to (i) generate safety and preliminary efficacy to demonstrate that proteins produced from Dyadic’s proprietary C1-cell protein production platform are safe for use in humans and (ii) further accelerate the C1-cell protein production platform for global adoption.

o

South Africa, Rubic Consortium – This collaboration is intended to develop end-to-end solutions for vaccine discovery, development, and manufacture for the African market. Tech transfer of the C1-cell protein production platform has been substantially completed. Rubic has begun engineering and growing C1-cells to prepare for the development of affordable vaccines and drugs for the African continent.

o	Sorrento Therapeutics - Due to a disagreement between the parties concerning the timing, and terms and conditions, for the entry into a definitive license agreement, both parties mutually agreed not to proceed, effective March 17, 2022.
●	Scientific Project Updates
o	Infectious Disease Projects and Related Preclinical Trials
■

The Company has multiple ongoing research projects which have generated positive preliminary data on several C1 produced antigens and antibodies for a portfolio of infectious diseases, including Rabies and Zika. The primary objective of these projects is to validate the application of C1 as a designated platform for infectious diseases.

■

Third Party C1 Produced COVID-19 Antibody – C1 produced COVID-19 monoclonal antibody (mAb) has demonstrated broad neutralization and protection against Omicron (BA.1 & BA.2) and other variants of concern based on recent hamster trial.

■	Influenza and COVID-19 Vaccines – Additional mice trials and analysis are ongoing with C1 produced antigens for a potential combined influenza and SARS-CoV-2 vaccine.
■

Multi-Valent RBD Vaccine Candidates – Additional animal data is being generated through several preclinical mice trials using a placebo and five mono and multi-valent blends of C1 produced SARS-CoV-2 RBD variants of concern. The mice trials have been completed, other than the placebo, which have generated neutralizing antibodies.

o	Metabolites – The Company has developed a novel method of producing metabolites, such as synthetic cannabinoids and precursors utilizing the Company’s proprietary technologies.
●	Three Manuscripts Published in Leading Scientific Journals
o	May 5, 2022 – Peer reviewed manuscript demonstrating safety and persistence of C1 produced DYAI-100 COVID-19 vaccine candidate was published in “Toxicologic Pathology”.
o

In the first quarter of 2022, two peer reviewed manuscripts were published in the leading scientific journals, “Vaccines” and “Vaccine”, relating to antigens produced from C1-cells showing safety and efficacy in animal models against influenza and SARS-CoV-2.

On April 22, 2022, the Company decided not to renew the consulting agreement the Company entered into with Novaro Ltd to engage Matthew Jones as its Managing Director of Business Development and Licensing. Accordingly, Mr. Jones will cease providing services to the Company as its Managing Director of Business Development and Licensing, effective July 21, 2022. Mr. Jones’ responsibilities for commercialization and business development will be transitioning to our Chief Business Officer, Joe Hazelton.

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

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, a material effect on our operations.

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

Non-Marketable Investments

The Company also holds investments in non-marketable equity securities of privately held companies, which usually do not have a readily determinable fair value. Our policy is to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such observable price changes may include instances where the investee issues equity securities to new investors, thus creating a new indicator of fair value, as an example. On a quarterly basis, we perform a qualitative assessment considering impairment indicators to evaluate whether these investments are impaired and also monitor for any observable price changes. If indicators of impairment exist, we will prepare a quantitative assessment of the fair value of our equity investments, which may include using both the market and income approaches which require judgment and the use of estimates, including discount rates, investee revenues and costs, and available comparable market data of private and public companies, among others. Valuations of such privately held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities. In addition, such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Same Period in 2021

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Research and development revenue	$533,721	$460,520
License revenue	$114,706	$—
Cost of research and development revenue	$404,746	$390,762

The increase in revenue and cost of research and development revenue for the three months ended March 31, 2022, was due to a number of larger research collaborations compared to the three months ended March 31, 2021. The license revenue recorded in the three months ended March 31, 2022 was in connection with the Phibro/Abic and Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended March 31, 2022, decreased to approximately $1,343,000 compared to $1,808,000 for the same period a year ago. The decrease primarily reflected the winding down of activities of contract research organization and pharmaceutical quality and regulatory consultants to manage and support the pre-clinical and clinical development as well as a decrease in cGMP manufacturing costs as the Company moves towards its anticipated Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate in the amount of approximately $165,000 and costs associated with our other internal research projects of $300,000.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022, increased by 6.6% to approximately $1,656,000 compared to $1,554,000 for the same period a year ago. The increase principally reflected increases in insurance expenses of $69,000 and business development and investor relations expenses of $53,000, offset by other decreases of $20,000.

Interest Income

Interest income for the three months ended March 31, 2022, was approximately $3,000 compared to $26,000 for the same period a year ago. The decrease was primarily due to the lower balance of held-to-maturity securities and less reinvestment due to the decrease in interest rate.

Other Income

Other income for the three months ended March 31, 2022, was $250,000 compared to $0 for the same period a year ago. The other income recognized in the first quarter of 2022 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

Net Loss

Net loss for the three months ended March 31, 2022, was approximately $2,492,000 compared to $3,295,000 for the same period a year ago.

Liquidity and Capital Resources

Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, revenues from our research collaboration agreements and license agreements, and funding from the exercise of employee stock options. In addition, in August 2021, the Company received approximately $1.6 million from the BDI Sale, In December 2021, the Company received an upfront payment of $0.5 million for a non-exclusive license from Janssen.

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

As of March 31, 2022, cash and cash equivalents were approximately $12.4 million compared to $15.7 million as of December 31, 2021. The carrying value of investment grade securities, including accrued interest as of March 31, 2022, was approximately $5.0 million compared to $4.6 million as of December 31, 2021.

Net cash used in operating activities for the three months ended March 31, 2022, of approximately $2.9 million was principally attributable to a net loss of approximately $2.5 million, offset by share-based compensation expenses of approximately $0.5 million, and changes in operating assets and liabilities of approximately $0.9 million.

Net cash used in investing activities for the three months ended March 31, 2022, was approximately $0.5 million compared to $5.8 million for the three months ended March 31, 2021. Cash flows from investing activities during the three months ended March 31, 2022 and 2021 were primarily related to proceeds from maturities and purchases of investment grade debt securities.

Net cash provided by financing activities for the three months ended March 31, 2022, was approximately $42,000 compared to $116,000 for the three months ended March 31, 2021. Cash flows from financing activities during the three months ended March 31, 2022 and 2021 were primarily related to proceeds from exercise of stock options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

There have been no changes to our risk factors from those disclosed in our Form 10-K for the 2021 fiscal year filed on March 29, 2022.

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

DYADIC INTERNATIONAL, INC.

May 12, 2022	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2022	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)