Form 10-Q
period 2022-06-30
DYADIC INTERNATIONAL INC
filed 2022-08-10
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of August 9, 2022 was 28,423,100.

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

 Forward-looking statements involve many risks, uncertainties or other factors beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations and other service providers in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) our ability, and the ability of the contract research organizations and other third party service providers with whom we are currently working with, to advance product candidates into, and successfully complete, preclinical studies and clinical trials; (9) the commercialization of our product candidates, if approved; (10) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of our fungal based microbial protein production platforms and our other technologies; (11) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd, and contract research organizations that we engage with; (12) the speculative nature and illiquidity of equity securities received as consideration from sub-licenses; (13) our expectations concerning the impact of the novel coronavirus identified as “COVID-19” on our business and operating results; and (14) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Form 10-K filed with the SEC on March 29, 2022 and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Form 10-Q are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,476,412	$15,748,480
Short-term investment securities	6,163,833	4,511,780
Interest receivable	42,237	94,375
Accounts receivable	1,145,451	277,831
Prepaid expenses and other current assets	104,831	375,830
Total current assets	16,932,764	21,008,296

Non-current assets:
Investment in Alphazyme	284,709	284,709
Other assets	6,024	6,117
Total assets	$17,223,497	$21,299,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,095,208	$1,547,953
Accrued expenses	1,224,338	709,560
Deferred research and development obligations	901,331	151,147
Deferred license revenue, current portion	176,471	147,059
Total current liabilities	3,397,348	2,555,719

Deferred license revenue, net of current portion	264,706	352,941
Total liabilities	3,662,054	2,908,660

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 40,517,659 and 40,482,659, outstanding shares - 28,264,157 and 28,229,157 as of June 30, 2022, and December 31, 2021, respectively	40,518	40,483
Additional paid-in capital	101,977,102	101,026,496
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(69,526,262)	(63,746,602)
Total stockholders’ equity	13,561,443	18,390,462
Total liabilities and stockholders’ equity	$17,223,497	$21,299,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Research and development revenue	$614,435	$937,092	$1,148,156	$1,397,612
License revenue	44,118	—	158,824	—
Total revenue	658,553	937,092	1,306,980	1,397,612

Costs and expenses:
Costs of research and development revenue	411,109	829,504	815,855	1,220,266
Research and development	1,830,798	2,209,242	3,173,660	4,017,340
General and administrative	1,714,029	1,747,614	3,369,729	3,301,621
Foreign currency exchange loss, net	20,621	17,806	10,373	46,078
Total costs and expenses	3,976,557	4,804,166	7,369,617	8,585,305

Loss from operations	(3,318,004)	(3,867,074)	(6,062,637)	(7,187,693)

Other income:
Interest income	30,009	20,900	32,977	46,570
Other income	—	—	250,000	—
Total other income	30,009	20,900	282,977	46,570

Net loss	$(3,287,995)	$(3,846,174)	$(5,779,660)	$(7,141,123)

Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.20)	$(0.26)

Basic and diluted weighted-average common shares outstanding	28,264,157	27,645,366	28,257,776	27,589,627

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2021	40,482,659	$40,483	(12,253,502)	$(18,929,915)	$101,026,496	$(63,746,602)	$18,390,462
Stock-based compensation expense	—	—	—	—	453,791	—	453,791
Issuance of common stock upon exercise of stock options	35,000	35	—	—	42,315	—	42,350
Net loss	—	—	—	—	—	(2,491,665)	(2,491,665)
March 31, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,522,602	$(66,238,267)	$16,394,938
Stock-based compensation expense	—	—	—	—	454,500	—	454,500
Net loss	—	—	—	—	—	(3,287,995)	(3,287,995)
June 30, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,977,102	$(69,526,262)	$13,561,443

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2020	39,747,659	$39,748	(12,253,502)	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561
Stock-based compensation expense	—	—	—	—	421,071	—	421,071
Issuance of common stock upon exercise of stock options	60,000	60	—	—	115,740	—	115,800
Net loss	—	—	—	—	—	(3,294,949)	(3,294,949)
March 31, 2021	39,807,659	$39,808	(12,253,502)	$(18,929,915)	$98,549,890	$(53,971,300)	$25,688,483
Stock-based compensation expense	—	—	—	—	446,120	—	446,120
Issuance of common stock upon exercise of stock options	525,000	525	—	—	869,815	—	870,340
Net loss	—	—	—	—	—	(3,846,174)	(3,846,174)
June 30, 2021	40,332,659	$40,333	(12,253,502)	$(18,929,915)	$99,865,825	$(57,817,474)	$23,158,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(5,779,660)	$(7,141,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	908,291	867,191
Amortization of held-to-maturity securities, net	25,217	159,481
Foreign currency exchange loss (gain), net	10,372	46,079
Changes in operating assets and liabilities:
Interest receivable	52,138	(51,066)
Accounts receivable	(890,686)	(36,049)
Prepaid expenses and other current assets	273,288	179,617
Accounts payable	(430,899)	1,427,809
Accrued expenses	514,778	104,546
Deferred research and development obligation	750,184	135,732
Deferred license revenue	(58,823)	—
Net cash used in operating activities	(4,625,800)	(4,307,783)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(6,177,270)	(11,283,940)
Proceeds from maturities of investment securities	4,500,000	8,000,000
Net cash used in investing activities	(1,677,270)	(3,283,940)

Cash flows from financing activities
Proceeds from exercise of options	42,350	986,140
Net cash provided by financing activities	42,350	986,140
Effect of exchange rate changes on cash	(11,348)	(12,636)
Net decrease in cash and cash equivalents	(6,272,068)	(6,618,219)
Cash and cash equivalents at beginning of period	15,748,480	20,637,045
Cash and cash equivalents at end of period	$9,476,412	$14,018,826

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:    Organization and Summary of Significant Accounting Policies

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes a number of third-party consultants and research organizations to carry out the Company’s research and development activities.

The Company’s proprietary gene expression and protein production platforms are based on the highly productive and scalable fungus Thermothelomyces heterothallica (formerly Myceliophthora thermophila). Our lead technology, C1-cell protein production platform, is based on an industrially proven microorganism (named C1). The Company has also developed the DapibusTM filamentous fungal based microbial protein production platform to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

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

The Company has been focused on the animal and human biopharmaceutical industries, specifically in further improving and applying the proprietary C1-cell protein production platform into a safe and efficient protein production platform to help speed up the development, lower production costs and improve the performance of biologic vaccines and drugs and other biological products at flexible commercial scales.

The Company’s lead asset, DYAI-100, also known as C1-SARS-CoV-2 RBD vaccine, is a novel receptor-binding domain (RBD) recombinant vaccine, highly expressed in C1-cell protein production platform in prevention of COVID-19. The Company anticipates starting a phase 1 clinical trial in South Africa in late 2022 to assess the safety, reactogenicity, and immunogenicity of the C1-SARS-CoV-2 RBD vaccine, administered as a booster, in healthy volunteers.

Impact of COVID-19

The outbreak of COVID-19 has led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential impact to the Company’s employees, operations, and research projects.

The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and its variants and the actions taken and the level of success to contain or treat the SARS-CoV-2 virus and its variants, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which remain uncertain at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of economic recession or depression that has occurred or may occur in the future. Currently, these have not materially impacted our development timelines and we continue to adapt to the current environment to minimize the effect to our business. However, given the daily evolution of COVID-19 and the ongoing response to curb its spread (including government travel and meeting restrictions), we may experience more pronounced disruptions in our operations and impact to our results of operations, financial condition, or liquidity in the future.

Liquidity and Capital Resources

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flows to provide the working capital needs for our operations. We believe that our existing cash position and investment in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. Additionally, the Company has been self-funding our DYAI-100 research, pre-clinical, regulatory and CMC guidance, CMC manufacturing and regulatory filings for the anticipated Phase 1 clinical trial in South Africa to demonstrate the safety of a protein produced from the C1-cell protein production platform in humans. There is no assurance that external funding will be available at acceptable terms to continue advancing our DYAI-100 vaccine candidate beyond a Phase 1 trial if such trial is successful.

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

For the three months ended  June 30, 2022 and 2021, the Company's revenue was generated from seven and eleven customers, respectively. For the six months ended June 30, 2022 and 2021, the Company’s revenue was generated from eleven and thirteen customers, respectively. As of  June 30, 2022 and  December 31, 2021, the Company’s accounts receivable was from nine and eight customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  June 30, 2022 and 2021, the Company had four and six customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $239,000 or 38.9% and $797,000 or 85.1% of the revenue, respectively. For the six months ended June 30, 2022 and 2021, the Company had five and seven customers outside of the United States that accounted for approximately $375,000 or 32.7% and $1,121,000 or 80.2% of the revenue, respectively.

As of  June 30, 2022, the Company had five customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $179,000 or 15.6% of accounts receivable. As of December 31, 2021, the Company had four customers outside of the United States that accounted for approximately $157,000 or 56.4% of accounts receivable.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  June 30, 2022 and 2021, two CROs accounted for approximately $1,299,000 or 96.2% and $2,622,000 or 95.8% of total research services we purchased, respectively. For the six months ended  June 30, 2022 and 2021, two and three CROs accounted for approximately $2,794,000 or 96.5% and $4,639,000 or 96.8% of total research services we purchased, respectively. As of June 30, 2022 and December 31, 2021, two CROs accounted for approximately $873,000 or 79.7% and approximately $1,312,000 or 84.8% of the accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

As of  June 30, 2022 and December 31, 2021, all of our money market funds were invested in U.S. Government money market funds. The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The Company did not have any investment securities classified as trading as of  June 30, 2022, or  December 31, 2021.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of  June 30, 2022, and  December 31, 2021.

Accounts receivable consist of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Billed receivable	$794,428	$101,175
Unbilled receivable	351,023	176,656
	$1,145,451	$277,831

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Prepaid expenses - other	$69,464	$45,839
Prepaid insurance	29,518	326,712
Prepaid research and development expenses	5,564	—
Prepaid taxes	285	3,279
	$104,831	$375,830

Accounts Payable

Accounts payable consist of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Research and development expenses	$896,760	$1,363,889
Legal expenses	95,597	27,675
Other	102,851	156,389

$1,095,208	$1,547,953

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Research and development expenses	$833,517	$194,250
Employee wages and benefits	309,203	405,758
Other	81,618	109,552

$1,224,338	$709,560

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$1,616,605	$2,036,753	$2,752,161	$3,695,947
Personnel related costs	199,475	149,587	406,265	297,749
Facilities, overhead and other	14,718	22,902	15,234	23,644

$1,830,798	$2,209,242	$3,173,660	$4,017,340

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

Income Taxes

For the six months ended June 30, 2022, there were no provision for income taxes or unrecognized tax benefits recorded. As of  June 30, 2022 and  December 31, 2021, deferred tax assets were approximately $15.7 million and $13.1 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  June 30, 2022 and  December 31, 2021.

Other Income

The other income recognized during the six months ended June 30, 2022 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

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

For the three and six months ended June 30, 2022 and 2021, the effect of the potential exercise of options to purchase 5,605,040 and 4,799,215 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  June 30, 2022, and  December 31, 2021:

	June 30, 2022 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,521,964	$—	$—	$1,521,964
Money Market Funds	1	7,954,448	—	—	7,954,448
Subtotal		9,476,412	—	—	9,476,412
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	6,111,831	—	(52,002)	6,163,833
Total		$15,588,243	$—	$(52,002)	$15,640,245

	December 31, 2021 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,377,094	$—	$—	$1,377,094
Money Market Funds	1	14,371,386	—	—	14,371,386
Subtotal		15,748,480	—	—	15,748,480
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	4,509,285	—	(2,495)	4,511,780
Total		$20,257,765	$—	$(2,495)	$20,260,260

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) The premiums paid to purchase held-to-maturity investment securities was $8,420 and $0 for the three months ended  June 30, 2022 and 2021, respectively. The premiums paid to purchase held-to-maturity investment securities was $29,270 and $283,940 for the six months ended June 30, 2022 and 2021, respectively. The premiums paid to purchase held-to-maturity investment securities were $283,940 for the year ended  December 31, 2021.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of  June 30, 2022, the Company does not consider any of its investments to be other-than-temporarily impaired.

Note 3:    Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

A Global Food Ingredient Company

On May 10, 2022, the Company entered into a Joint Development Agreement (the “JDA”) with a Global Food Ingredient Company (“GFIC”) to develop and manufacture a number of animal free ingredient products using the Company’s biotechnologies.

Under the terms of the JDA, Dyadic is to develop its proprietary production cell lines for the manufacture of animal free ingredient product candidates. The research collaboration will be fully funded by the GFIC in an amount approximating $4.1 million over two years. Dyadic will receive certain defined “Success Fees” (the “Success Fees”), upon researching certain productivity and activity levels and milestones at different stages of the collaboration. Dyadic will also receive a “Commercialization Fee” (the “Commercialization Fee”) of low eight figures upon commercialization, and a royalty payment of low single digits based on commercial sales.

The JDA can be terminated in its entirety, or any sublicense granted, in each case with or without cause, by either party within 90 business days after receipt of written termination notice.

Accounting Treatment

The Company considered the guidance in ASC 808, Collaborative Arrangements (ASC 808) and determined the JDA is not applicable to such guidance. The Company concluded that GFIC represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the JDA.

The Company identified the following promises under the JDA: (1) to provide agreed-upon research and development services with GFIC’s proteins; (2) to nominate a project manager and two additional steering committee members to meet at least quarterly to review the project’s status; (3) to grant a R&D license in consideration of GFIC’s payment of Service Fees and its other project obligations; and (4) to grant a commercial license in consideration of and subject to GFIC’s payment of the commercialization fee and royalties.

The Company concluded that, while participation on the join steering committee was capable of being distinct from other promises, such participation is considered to be part of the research and development services and does not constitute the transfer of a good or service within the context of the JDA.  Additionally, the Company concluded that the promise to grant a commercial license is a contingent promise based upon the success of the research project which is outside the control of both the Company and the GFIC, and therefore, it should be accounted for in the same way as a customer option. The Company further concluded that the contingent promise to grant a commercial license is not considered a material right and does not give rise to a separate performance obligation.

Based on management’s assessment, the Company concluded the agreed-upon research and development services and the R&D license under the R&D plan should be combined and accounted for as one single performance obligation in consideration of the service fees. Accordingly, the Company records the service fees as research and development revenue using the cost-based input method in accordance with the Company’s policy (see Note 1).

Under the JDA, the Company is also eligible to receive Success Fees upon certain milestones, a Commercialization Fee upon commercialization, and future sales-based royalty payments. The Success Fees are considered constrained variable considerations and excluded from the transaction price at inception. The Company will re-evaluate the Success Fees and estimate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company will not recognize revenue related to the Commercialization Fee and sales-based royalty until the associated event occurs.

For each of the three and six months ended June 30, 2022, the Company recorded research and development revenues of approximately $113,000 in connection with the JDA.

Phibro/Abic

On February 10, 2022, the Company entered into an exclusive sub-license agreement with Abic Biological Laboratories Ltd. (“Abic”), an affiliate of Phibro Animal Health Corporation (“Phibro”) to provide services for a targeted disease (the “Phibro/Abic Agreement”). The Phibro/Abic Agreement was an addendum to the initially non-exclusive sub-license agreement the Company signed with Phibro on July 1, 2020. According to the Phibro/Abic Agreement, the Company received an exclusivity payment of $100,000 in April 2022. In July 2022, the Company expanded the license agreement to include an additional research project to develop another animal vaccine for livestock.

Phibro/Abic may terminate the Phibro/Abic Agreement in its entirety, or any sublicense granted, in each case with or without cause at any time upon 90 days prior written notice to Dyadic.

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

For each of the three and six months ended June 30, 2022, the Company recorded $0 and $100,000, respectively, from the exclusivity payment as license revenue. For three and six months ended June 30, 2022, the Company recorded research and development revenues of approximately $40,000 and $54,000, respectively, in connection with the Phibro/Abic Agreement.

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

As of  June 30, 2022, the upfront payment was recorded in deferred license revenue, current and non-current portion in the amount of $176,000 and $265,000, respectively. For the three and six months ended June 30, 2022, the Company recognized $44,000 and $59,000 of the upfront payment as license revenue, respectively. For three and six months ended June 30, 2022, the Company recorded research and development revenues of $181,000 and $246,000, respectively, in connection with the Janssen Agreement.

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

On April 25, 2021, the Company entered into a project agreement (the “Project Agreement”) to provide additional research services to IDBiologics. For the three and six months ended June 30, 2022, the Company recognized approximately $0 and $109,000, respectively, of research and development revenue related to IDBiologics.

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

 As of June 30, 2022, the Company does not consider its investment in Alphazyme to be impaired, as there was no event or transaction that would change the value of this investment.

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

For the three and six months ended June 30, 2022, there was no research and development expense related to BDI.

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

On June 29, 2022, the Company sent a letter to Luina Bio Pty Ltd and Novovet Pty Ltd, to transfer our shares of Novovet Pty Ltd back to Novovet pursuant to the Shareholders Agreement.

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

As of  June 30, 2022, the Company had 5,500,040 stock options outstanding and an additional 3,652,561 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2021, there were 4,774,215 stock options outstanding and 4,263,386 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted during the six months ended June 30, 2022 are as follows:

Risk-Free interest rate	1.40% - 3.24%
Expected dividend yield	—%
Expected stock price volatility	61.30 - 61.58%
Expected life of options (in years)	5.50 - 6.25

The following table summarizes the stock option activities during the six months ended June 30, 2022:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2021	4,774,215	$3.04	6.14	$8,413,444
Granted (1)	865,825	4.43
Exercised	(35,000)	1.21
Expired	(30,000)	6.87
Canceled	(75,000)	4.81
Outstanding at June 30, 2022	5,500,040	$3.23	6.20	$4,113,421

Exercisable at June 30, 2022	4,070,223	$2.79	5.24	$3,937,808

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

•	On June 10, 2022, the non-executive members of the Board of Directors were granted 150,000 stock options with an exercise price of $2.60 per share as a result of an agreed-upon reduction in director cash compensation. Options vest in one year from the grant date.

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

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$389,885	$401,133	$778,548	$778,185
Research and development	64,615	44,987	129,743	89,006
Total	$454,500	$446,120	$908,291	$867,191

Note 6:    Shareholders’ Equity

Issuances of Common Stock

For the six months ended June 30, 2022, there were 35,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.21 per share. For the six months ended June 30, 2021, there were 585,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.68 per share.

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

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through  August 10, 2022, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

Overview

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes a number of third-party consultants and research organizations to carry out the Company’s research and development activities.

The Company’s proprietary gene expression and protein production platforms are based on the highly productive and scalable fungus Thermothelomyces heterothallica (formerly Myceliophthora thermophila). Our lead technology, C1-cell protein production platform, is based on an industrially proven microorganism (named C1). The Company has also developed the DapibusTM filamentous fungal based microbial protein production platform to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

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

The Company’s lead asset, DYAI-100, also known as C1-SARS-CoV-2 RBD vaccine, is a novel receptor-binding domain (RBD) recombinant vaccine, highly expressed in C1-cell protein production platform in prevention of COVID-19. The Company anticipates starting a phase 1 clinical trial in South Africa in late 2022 to assess the safety, reactogenicity, and immunogenicity of the C1-SARS-CoV-2 RBD vaccine, administered as a booster, in healthy volunteers.

Recent Developments

●

Focus in three key verticals - The Company is working to further leverage its pipeline and assets and plans to enhance its focus in three verticals: Human Health, Animal Health, and Alternative Proteins (including food, nutrition, and wellness).

●

DapibusTM platform - Dyadic has launched its DapibusTM platform, which is a filamentous fungal based microbial gene expression and protein production platform, which is further designed and customized to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications such as food, nutrition, and wellness.

●	DYAI-100, C1-SARS-CoV-2 RBD (Receptor Binding Domain) Vaccine Candidate
o	On July 22, 2022, the Company submitted its Clinical Trial Application (CTA) to the South African Health Products Regulatory Authority (SAHPRA) for expedited review.
o

The CTA supports a Phase 1, single-center, single-country, randomized, double blind, placebo-controlled trial to assess the safety and reactogenicity of the C1-SARS-CoV-2 RBD vaccine, produced using Dyadic’s C1 platform, administered as a booster at two dose levels to thirty (30) SARS-CoV-2 seropositive healthy participants.

●

Multiple ongoing research projects aiming to validate the application of C1 as a rapid, efficient platform for manufacturing affordable vaccines, monoclonal antibodies, and other therapeutic proteins against various infectious diseases:

o

Third Party C1 Produced COVID-19 Antibody – A non-human primate study completed dosing of a C1 produced COVID-19 monoclonal antibody (mAb) that has demonstrated broad neutralization and protection against Omicron (BA.1 & BA.2) and other variants of concern in hamsters. Data readout is anticipated later this year.

o	Influenza and COVID-19 Vaccines – Additional mice trials and analysis are ongoing with C1 produced antigens for a potential seasonal influenza and/or combined influenza / SARS-CoV-2 vaccine.
o

Mono and Multi-Valent RBD-based Blended Vaccine – Based on the RBD based antigen cell lines that we have constructed to express Wuhan, Alpha, Beta, Gamma, Delta, and Omicron BA.1 CoV-2 variants, additional animal data is being generated through several preclinical trials using mono and multi-valent blends of C1 produced SARS-CoV-2 RBD variants of concern. Research is ongoing with various collaborators who are conducting animal trials on mono and multi-valent RBD-based blended COVID-19 vaccines for potential next generation pan-coronavirus vaccine candidates that may provide broader protection and longer lasting prevention against a wide variety of coronaviruses than what is presently available in the market.

o

Rabies Vaccine – In collaboration with European scientists, the Company has developed a C1 cell line that has expressed an antigen that has the potential to prevent rabies infection in humans after an exposure.

●

Influenza Neuraminidase (NA) Protein – Developed C1-cell to express high level (~ 800 mg/l in 168 hours) of neuraminidase (NA), in combination with Hemagglutinin (HA) will play an important role in providing broader influenza vaccine-induced protection.  Mice trials conducted by Oslo university for NA, like the previously reported HA produced from C1-cells generate high neutralizing antibody levels.

●

Epygen Biotech – On April 13, 2022, Epygen Biotech, a C1 licensee, received funding from the India government to advance the development and manufacture of its C1 expressed COVID-19 vaccine candidate as well as conduct Phase 1/2 clinical trial(s) in India.

●	Janssen Collaboration – A fully funded Janssen research collaboration is on track as we continue to develop C1 glycoengineered strains to produce Janssen’s therapeutic protein targets.
●

NIIMBL Collaboration – A fully funded NIIMBL collaboration has completed the first step of the program. The next step of funding has started, which we expect will further validate that our C1 protein production platform can be used to produce monoclonal antibodies at unprecedented yields that may lead to a rapid ability to produce medical countermeasures and vaccines in response to future pandemics.

●

Phibro/Abic Animal Health – On February 10, 2022, Dyadic entered into an exclusive license agreement for a Phibro/Abic targeted disease. The agreement follows the successful proof of concept development work, including animal trials previously completed. Recently, the Company expanded the license agreement to include an additional research project to develop another animal vaccine for livestock.

On April 22, 2022, the Company decided not to renew the consulting agreement the Company entered into with Novaro Ltd to engage Matthew Jones as its Managing Director of Business Development and Licensing. Accordingly, Mr. Jones ceased providing services to the Company as its Managing Director of Business Development and Licensing, effective July 21, 2022. Mr. Jones’ responsibilities for commercialization and business development has been transitioned to our Chief Business Officer, Joe Hazelton.

Impact of COVID-19

The outbreak of COVID-19 has led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential impact to the Company’s employees, operations, and research projects.

The extent to which the COVID-19 pandemic will directly or indirectly impact our business will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and its variants and the actions taken and the level of success to contain or treat the SARS-CoV-2 virus and its variants, the economic impact on local, regional, national and international business partners and markets, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, all of which remain uncertain at this time. Management is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, vendors, industry, and workforce. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of economic recession or depression that has occurred or may occur in the future. Currently, these have not materially impacted our development timelines and we continue to adapt to the current environment to minimize the effect to our business. However, given the daily evolution of COVID-19 and the ongoing response to curb its spread (including government travel and meeting restrictions), we may experience more pronounced disruptions in our operations and impact to our results of operations, financial condition, or liquidity in the future.

Russian-Ukrainian war

Our business is not directly impacted by the war as we do not operate in either Russia or the Ukraine. However, the war might potentially amplify the disruptive impact of COVID-19.

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

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to the Same Periods in 2021

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development revenue	$614,435	$937,092	$1,148,156	$1,397,612
License revenue	44,118	—	158,824	—
Cost of research and development revenue	411,109	829,504	815,855	1,220,266

The decrease in research and development revenue and cost of research and development revenue for the three months ended June 30, 2022, reflected a decreased number of on-going research collaborations of seven compared to eleven collaborations for the same period a year ago. The decrease in research and development revenue and cost of research and development revenue for the six months ended June 30, 2022, reflected a decreased number of on-going research collaborations of eleven compared to thirteen collaborations for the same period a year ago. The license revenue recorded in the three and six months ended June 30, 2022 was in connection with the Phibro/Abic and Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended June 30, 2022, decreased to approximately $1,831,000 compared to $2,209,000 for the same period a year ago. The decrease primarily reflected the winding down of activities of contract research organization and pharmaceutical quality and regulatory consultants to manage and support the pre-clinical and clinical development as well as a decrease in cGMP manufacturing costs as the Company moves towards its anticipated Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate.

Research and development expenses for the six months ended June 30, 2022, decreased to approximately $3,174,000 compared to $4,017,000 for the same period a year ago. The decrease primarily reflected the winding down of activities of contract research organization and pharmaceutical quality and regulatory consultants to manage and support the pre-clinical and clinical development as well as a decrease in cGMP manufacturing costs as the Company moves towards its anticipated Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022, decreased by 2.0% to approximately $1,714,000 compared to $1,748,000 for the same period a year ago. The decrease principally reflected in the decreased in legal expenses of $77,000 and business development and investor relations expenses of $27,000, offset by the increases in insurance expenses of $48,000 and other increases of $22,000.

General and administrative expenses for the six months ended June 30, 2022, increased by 2.0% to approximately $3,370,000 compared to $3,302,000 for the same period a year ago. The increase principally reflected increases in insurance expenses of $117,000 and other increases of $56,000, offset by decreases in legal expense of $88,000 and business development and investor relations expenses of $17,000.

Interest Income

Interest income for the three months ended June 30, 2022, was approximately $30,000 compared to $21,000 for the same period a year ago. The increase was primarily due to the higher balance of held-to-maturity securities and more reinvestment due to the slight increase in interest rate.

Interest income for the six months ended June 30, 2022, was approximately $33,000 compared to $47,000 for the same period a year ago. The decrease was primarily due to the lower balance of held-to-maturity securities.

Other Income

There was no other income for the three months ended June 30, 2022 and 2021. Other income for the six months ended June 30, 2022, was $250,000 compared to $0 for the same period a year ago. The other income recognized in the first quarter of 2022 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

Net Loss

Net loss for the three months ended June 30, 2022, was approximately $3,288,000 compared to $3,846,000 for the same period a year ago.

Net loss for the six months ended June 30, 2022, was approximately $5,780,000 compared to $7,141,000 for the same period a year ago.

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

As of June 30, 2022, cash and cash equivalents were approximately $9.5 million compared to $15.7 million as of December 31, 2021. The carrying value of investment grade securities, including accrued interest as of June 30, 2022, was approximately $6.2 million compared to $4.6 million as of December 31, 2021.

Net cash used in operating activities for the six months ended June 30, 2022, of approximately $4.6 million was principally attributable to a net loss of approximately $5.8 million, partially offset by share-based compensation expenses of approximately $0.9 million, and changes in operating assets and liabilities of approximately $0.3 million.

Net cash used in operating activities for the six months ended June 30, 2021, of approximately $4.3million was principally attributable to a net loss of approximately $7.1 million, partially offset by changes in operating assets and liabilities of approximately $1.8 million, share-based compensation expenses of approximately $0.9 million, and amortization of held-to-maturity securities of approximately $0.2 million.

Net cash used in investing activities for the six months ended June 30, 2022, was approximately $1.7 million compared to $3.3 million for the six months ended June 30, 2021. Cash flows from investing activities during the six months ended June 30, 2022 and 2021 were primarily related to proceeds from maturities and purchases of investment grade debt securities.

Net cash provided by financing activities for the six months ended June 30, 2022, was approximately $42,000 compared to $986,000 for the six months ended June 30, 2021. Cash flows from financing activities during the six months ended June 30, 2022 and 2021 were primarily related to proceeds from exercise of stock options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K for the 2021 fiscal year filed on March 29, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
10.1	Joint Development Agreement dated May 10, 2022	8-K	10.1	5/11/2022
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

August 10, 2022	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2022	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)