Form 10-Q
period 2022-09-30
DYADIC INTERNATIONAL INC
filed 2022-11-10
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock as of November 9, 2022 was 28,563,100.

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

 Forward-looking statements involve many risks, uncertainties or other factors beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations and other service providers in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) our ability, and the ability of the contract research organizations and other third-party service providers with whom we are currently working with, to advance product candidates into, and successfully complete, preclinical studies and clinical trials; (9) the commercialization of our product candidates, if approved; (10) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of our fungal based microbial protein production platforms and our other technologies; (11) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd, and contract research organizations that we engage with; (12) the speculative nature and illiquidity of equity securities received as consideration from sub-licenses; (13) our expectations concerning the impact of the novel coronavirus identified as “COVID-19” on our business and operating results; and (14) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Form 10-K filed with the SEC on March 29, 2022 and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Form 10-Q are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$6,739,117	$15,748,480
Short-term investment securities	7,461,884	4,511,780
Interest receivable	43,873	94,375
Accounts receivable	235,368	277,831
Prepaid expenses and other current assets	448,208	375,830
Total current assets	14,928,450	21,008,296

Non-current assets:
Investment in Alphazyme	284,709	284,709
Other assets	6,003	6,117
Total assets	$15,219,162	$21,299,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$777,238	$1,547,953
Accrued expenses	987,891	709,560
Deferred research and development obligations	445,044	151,147
Deferred license revenue, current portion	176,471	147,059
Total current liabilities	2,386,644	2,555,719

Deferred license revenue, net of current portion	220,588	352,941
Total liabilities	2,607,232	2,908,660

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 40,716,602 and 40,482,659, outstanding shares - 28,463,100 and 28,229,157 as of September 30, 2022, and December 31, 2021, respectively	40,717	40,483
Additional paid-in capital	102,836,563	101,026,496
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(71,335,435)	(63,746,602)
Total stockholders’ equity	12,611,930	18,390,462
Total liabilities and stockholders’ equity	$15,219,162	$21,299,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Research and development revenue	$835,480	$692,929	$1,983,636	$2,090,541
License revenue	44,117	—	202,941	—
Total revenue	879,597	692,929	2,186,577	2,090,541

Costs and expenses:
Costs of research and development revenue	602,847	392,544	1,418,702	1,612,810
Research and development	743,585	1,901,548	3,917,245	5,918,888
General and administrative	1,383,433	1,692,837	4,753,162	4,994,458
Foreign currency exchange loss, net	13,205	30,002	23,578	76,080
Total costs and expenses	2,743,070	4,016,931	10,112,687	12,602,236

Loss from operations	(1,863,473)	(3,324,002)	(7,926,110)	(10,511,695)

Other income:
Interest income	54,300	3,202	87,277	49,772
Other income	—	1,605,532	250,000	1,605,532
Total other income	54,300	1,608,734	337,277	1,655,304

Net loss	$(1,809,173)	$(1,715,268)	$(7,588,833)	$(8,856,391)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.27)	$(0.32)

Basic and diluted weighted-average common shares outstanding	28,391,894	28,079,157	28,302,332	27,754,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2021	40,482,659	$40,483	(12,253,502)	$(18,929,915)	$101,026,496	$(63,746,602)	$18,390,462
Stock-based compensation expense	—	—	—	—	453,791	—	453,791
Issuance of common stock upon exercise of stock options	35,000	35	—	—	42,315	—	42,350
Net loss	—	—	—	—	—	(2,491,665)	(2,491,665)
March 31, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,522,602	$(66,238,267)	$16,394,938
Stock-based compensation expense	—	—	—	—	454,500	—	454,500
Net loss	—	—	—	—	—	(3,287,995)	(3,287,995)
June 30, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,977,102	$(69,526,262)	$13,561,443
Stock-based compensation expense	—	—	—	—	499,919	—	499,919
Issuance of common stock upon exercise of stock options	198,943	199	—	—	359,542	—	359,741
Net loss	—	—	—	—	—	(1,809,173)	(1,809,173)
September 30, 2022	40,716,602	$40,717	(12,253,502)	$(18,929,915)	$102,836,563	$(71,335,435)	$12,611,930

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2020	39,747,659	$39,748	(12,253,502)	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561
Stock-based compensation expense	—	—	—	—	421,071	—	421,071
Issuance of common stock upon exercise of stock options	60,000	60	—	—	115,740	—	115,800
Net loss	—	—	—	—	—	(3,294,949)	(3,294,949)
March 31, 2021	39,807,659	$39,808	(12,253,502)	$(18,929,915)	$98,549,890	$(53,971,300)	$25,688,483
Stock-based compensation expense	—	—	—	—	446,120	—	446,120
Issuance of common stock upon exercise of stock options	525,000	525	—	—	869,815	—	870,340
Net loss	—	—	—	—	—	(3,846,174)	(3,846,174)
June 30, 2021	40,332,659	$40,333	(12,253,502)	$(18,929,915)	$99,865,825	$(57,817,474)	$23,158,769
Stock-based compensation expense	—	—	—	—	457,209	—	457,209
Issuance of common stock upon exercise of stock options	—	—	—	—	(590)	—	(590)
Net loss	—	—	—	—	—	(1,715,268)	(1,715,268)
September 30, 2021	40,332,659	$40,333	(12,253,502)	$(18,929,915)	$100,322,444	$(59,532,742)	$21,900,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,588,833)	$(8,856,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,408,210	1,324,400
Amortization of held-to-maturity securities, net	37,094	254,193
Gain on investment in BDI	—	(1,605,532)
Foreign currency exchange loss (gain), net	23,579	76,081
Changes in operating assets and liabilities:
Interest receivable	50,502	37,454
Accounts receivable	(14,837)	72,051
Prepaid expenses and other current assets	(70,051)	(289,481)
Accounts payable	(716,964)	(47,033)
Accrued expenses	278,331	352,713
Deferred research and development obligation	293,897	39,664
Deferred license revenue	(102,941)	—
Net cash used in operating activities	(6,402,013)	(8,641,881)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(8,487,198)	(11,283,940)
Proceeds from maturities of investment securities	5,500,000	10,400,000
Proceeds from the sale of investment in BDI	—	1,605,532
Net cash (used in) provided by investing activities	(2,987,198)	721,592

Cash flows from financing activities
Proceeds from exercise of options	402,091	985,550
Net cash provided by financing activities	402,091	985,550
Effect of exchange rate changes on cash	(22,243)	(41,695)
Net decrease in cash and cash equivalents	(9,009,363)	(6,976,434)
Cash and cash equivalents at beginning of period	15,748,480	20,637,045
Cash and cash equivalents at end of period	$6,739,117	$13,660,611

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

The Company’s lead product, DYAI-100, also known as C1-SARS-CoV-2 RBD vaccine, is a novel receptor-binding domain (RBD) recombinant vaccine, highly expressed in C1-cell protein production platform in prevention of COVID-19. The Company anticipates starting a phase 1 clinical trial in South Africa in late 2022 to assess the safety, reactogenicity, and immunogenicity of the C1-SARS-CoV-2 RBD vaccine, administered as a booster, in healthy volunteers.

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

Liquidity and Capital Resources

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flows to provide the working capital needs for our operations. We believe that our existing cash position and investment in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and through other means to meet our financing requirements. Additionally, the Company has been self-funding our DYAI-100 vaccine candidate research, pre-clinical, regulatory and CMC guidance, CMC manufacturing and regulatory filings for the anticipated Phase 1 clinical trial in South Africa to demonstrate the safety of a protein produced from the C1-cell protein production platform in humans. There is no assurance that external funding will be available at acceptable terms to continue advancing our DYAI-100 vaccine candidate beyond a Phase 1 trial if such trial is successful.

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

For each of the three months ended  September 30, 2022 and 2021, the Company's revenue was generated from eight customers. For each of the nine months ended September 30, 2022 and 2021, the Company’s revenue was generated from thirteen customers. As of  September 30, 2022 and  December 31, 2021, the Company’s accounts receivable was from four and eight customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  September 30, 2022 and 2021, the Company had four and five customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $133,000 or 16.0% and $478,000 or 69.1% of the revenue, respectively. For the nine months ended September 30, 2022 and 2021, the Company had six and seven customers outside of the United States that accounted for approximately $509,000 or 25.6% and $1,599,000 or 76.5% of the revenue, respectively.

As of  September 30, 2022, the Company had two customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $43,000 or 17.8% of accounts receivable. As of December 31, 2021, the Company had four customers outside of the United States that accounted for approximately $157,000 or 56.4% of accounts receivable.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  September 30, 2022 and 2021, three and two CROs accounted for approximately $1,352,000 or 99.5% and $1,982,000 or 97.2% of total research services we purchased, respectively. For the nine months ended  September 30, 2022 and 2021, three CROs accounted for approximately $4,146,000 or 97.4% and $6,621,000 or 96.9% of total research services we purchased, respectively. As of September 30, 2022 and December 31, 2021, three and two CROs accounted for approximately $714,000 or 91.9% and $1,312,000 or 84.8% of the accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

As of  September 30, 2022 and December 31, 2021, all of our money market funds were invested in U.S. Government money market funds. The Company’s investments in money market funds have been classified and accounted for as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The Company did not have any investment securities classified as trading as of  September 30, 2022, or  December 31, 2021.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of  September 30, 2022, and  December 31, 2021.

Accounts receivable consist of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Billed receivable	$30,600	$101,175
Unbilled receivable	204,768	176,656
	$235,368	$277,831

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Prepaid insurance	$382,045	$326,712
Prepaid expenses - various	55,075	45,839
Prepaid research and development expenses	10,920	—
Prepaid taxes	168	3,279
	$448,208	$375,830

Accounts Payable

Accounts payable consist of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Research and development expenses	$725,216	$1,363,889
Legal expenses	17,616	27,675
Other	34,406	156,389
	$777,238	$1,547,953

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Research and development expenses	$634,951	$194,250
Employee wages and benefits	258,130	405,758
Other	94,810	109,552
	$987,891	$709,560

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$550,750	$1,700,280	$3,302,911	$5,396,227
Personnel related costs	186,993	174,856	593,258	472,605
Facilities, overhead and other	5,842	26,412	21,076	50,056
	$743,585	$1,901,548	$3,917,245	$5,918,888

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

Income Taxes

For the nine months ended September 30, 2022, there were no provision for income taxes or unrecognized tax benefits recorded. As of  September 30, 2022 and  December 31, 2021, deferred tax assets were approximately $15.7 million and $13.0 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  September 30, 2022 and  December 31, 2021.

Other Income

The other income recognized during the nine months ended September 30, 2022 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

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

For the three and nine months ended September 30, 2022 and 2021, the effect of the potential exercise of options to purchase 5,281,097 and 4,824,215 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  September 30, 2022, and  December 31, 2021:

	September 30, 2022 (Unaudited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$654,971	$—	$—	$654,971
Money Market Funds	1	6,084,146	—	—	6,084,146
Subtotal		6,739,117	—	—	6,739,117
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	7,397,900	—	(63,984)	7,461,884
Total		$14,137,017	$—	$(63,984)	$14,201,001

	December 31, 2021 (Audited)
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,377,094	$—	$—	$1,377,094
Money Market Funds	1	14,371,386	—	—	14,371,386
Subtotal		15,748,480	—	—	15,748,480
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	4,509,285	—	(2,495)	4,511,780
Total		$20,257,765	$—	$(2,495)	$20,260,260

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) For the three months ended September 30, 2022 and 2021, the Company paid discounts of $5,072 and $0 to purchase held-to-maturity investment securities, respectively. For the nine months ended September 30, 2022 and 2021, the Company paid premiums of $24,198 and $283,940 to purchase held-to-maturity investment securities, respectively. For the year ended  December 31, 2021 the Company paid premium of $283,940 to purchase held-to-maturity investment securities.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of  September 30, 2022, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company concluded that, while participation on the joint steering committee was capable of being distinct from other promises, such participation is considered to be part of the research and development services and does not constitute the transfer of a good or service within the context of the JDA. Additionally, the Company concluded that the promise to grant a commercial license is a contingent promise based upon the success of the research project which is outside the control of both the Company and the GFIC, and therefore, it should be accounted for in the same way as a customer option. The Company further concluded that the contingent promise to grant a commercial license is not considered a material right and does not give rise to a separate performance obligation.

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

For the three and nine months ended September 30, 2022, the Company recorded research and development revenues of approximately $339,000 and $452,000, respectively, in connection with the JDA.

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

For the three and nine months ended September 30, 2022, the Company recorded $0 and $100,000, respectively, from the exclusivity payment as license revenue. For the three and nine months ended September 30, 2022, the Company recorded research and development revenues of approximately $32,000 and $86,000, respectively, in connection with the Phibro/Abic Agreement.

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

As of  September 30, 2022, the upfront payment was recorded in deferred license revenue, current and non-current portion in the amount of $176,000 and $221,000, respectively. For the three and nine months ended September 30, 2022, the Company recognized $44,000 and $103,000 of the upfront payment as license revenue, respectively. For the three and nine months ended September 30, 2022, the Company recorded research and development revenues of $172,000 and $418,000, respectively, in connection with the Janssen Agreement.

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

The Company evaluated the nature of its equity interest in IDBiologics and determined that IDBiologics is a Variable Interest Entity (“VIE”) due to the capital structure of the entity. However, the Company is not the primary beneficiary of IDBiologics as Dyadic does not have the power to control or direct the activities of IDBiologics that most significantly impact the VIE. As a result, the Company does not consolidate its investment in IDBiologics.

On April 25, 2021, the Company entered into a project agreement (the “Project Agreement”) to provide additional research services to IDBiologics. For the three and nine months ended September 30, 2022, the Company recognized approximately $0 and $109,000, respectively, of research and development revenue related to IDBiologics.

 As of September 30, 2022, the Company does not consider its investment in IDBiologics to be impaired, as there was no event or transaction that would change the value of this investment.

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

 As of September 30, 2022, the Company does not consider its investment in Alphazyme to be impaired, as there was no event or transaction that would change the value of this investment.

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

The Company concluded that BDI is not a VIE, because BDI has sufficient equity to finance its activities without additional subordinated financial support and its at-risk equity holders have the characteristics of a controlling financial interest. Additionally, Dyadic is not the primary beneficiary of BDI as Dyadic does not have the power to control or direct the activities of BDI or its operations. As a result, the Company does not consolidate its investments in BDI, and the financial results of BDI are not included in the Company’s consolidated financial results.

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

For the three and nine months ended September 30, 2022, there was no research and development expense related to BDI.

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

As of  September 30, 2022, the Company had 5,281,097 stock options outstanding and an additional 3,522,561 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2021, there were 4,774,215 stock options outstanding and an additional 4,263,386 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted during the nine months ended September 30, 2022 are as follows:

Risk-Free interest rate	1.40% - 3.24%
Expected dividend yield	—%
Expected stock price volatility	61.30 - 61.58%
Expected life of options (in years)	5.50 - 6.25

The following table summarizes the stock option activities during the nine months ended September 30, 2022:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2021	4,774,215	$3.04	6.14	$8,413,444
Granted (1)	865,825	4.43
Exercised	(233,943)	1.72
Expired	(50,000)	6.22
Canceled	(75,000)	4.81
Outstanding at September 30, 2022	5,281,097	$3.27	5.72	$770,536

Exercisable at September 30, 2022	3,876,280	$2.85	4.65	$766,446

_________________

Notes:

(1) Represents the following stock options granted:

•

Annual share-based compensation awards on January 3, 2022, including: (a) 325,000 stock options with an exercise price of $4.81 per share granted to executives and key personnel, upon one year anniversary, or vesting annually in equal installments over four years, (b) 75,000 performance-based stock options to a key personnel with an exercise price of $4.81, vesting upon the achievement of specified performance conditions, (c) 277,500 stock options with an exercise price of $4.81 per share granted to members of the Board of Directors, vesting upon one year anniversary, (d) 23,325 stock options with an exercise price of $4.81 per share granted to employees, vesting annually in equal installments over four years and (e) 15,000 stock options with an exercise price of $4.81 per share granted to a consultant, vesting upon one year anniversary.

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

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$441,279	$405,383	$1,219,827	$1,183,568
Research and development	58,640	51,826	188,383	140,832
Total	$499,919	$457,209	$1,408,210	$1,324,400

Note 6:    Shareholders’ Equity

Issuances of Common Stock

For the nine months ended September 30, 2022, there were 233,943 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.72 per share. For the nine months ended September 30, 2021, there were 585,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.68 per share.

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

Note 7:    Subsequent Events

Management continues to monitor the COVID-19 pandemic and its development, and the possible effects on the Company’s financial condition, liquidity, operations, vendors, industry, and workforce.

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through  November 10, 2022, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

On October 27, 2022, the Company announced that it has received regulatory approval for the Company’s Clinical Trial Application (CTA) from the South African Health Products Regulatory Authority (SAHPRA) to initiate a Phase 1 clinical trial using our DYAI-100 COVID-19 Receptor Binding Domain (RBD) booster vaccine.

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

The Company’s lead product, DYAI-100, also known as C1-SARS-CoV-2 RBD vaccine, is a novel receptor-binding domain (RBD) recombinant vaccine, highly expressed in C1-cell protein production platform in prevention of COVID-19. The Company anticipates starting a phase 1 clinical trial in South Africa in late 2022 to assess the safety, reactogenicity, and immunogenicity of the C1-SARS-CoV-2 RBD vaccine, administered as a booster, in healthy volunteers.

Recent Developments

●	DYAI-100, C1-SARS-CoV-2 RBD (Receptor Binding Domain) Booster Vaccine Candidate
o

On October 27, 2022, the Company announced receipt of regulatory approval of its Clinical Trial Application (CTA) from the South African Health Products Regulatory Authority (SAHPRA) to initiate a Phase 1 clinical trial of the DYAI-100 COVID-19 Receptor Binding Domain (RBD) booster vaccine.

o

The Phase 1 randomized, double blind, placebo-controlled trial is designed to demonstrate clinical safety and preliminary efficacy of the DYAI-100, COVID-19 recombinant protein RBD booster vaccine candidate. Preparations are now underway to initiate the Phase 1 clinical trial to evaluate the safety and immunogenicity of the vaccine, with a plan to commence enrollment of subjects later this year in South Africa.

●	Multiple Ongoing Research Projects:
o

Third Party C1 Produced COVID-19 Antibody – A non-human primate challenge study completed dosing of a C1 produced COVID-19 monoclonal antibody (mAb) that had previously demonstrated broad neutralization and protection against Omicron (BA.1 and BA.2) and the other earlier variants of concern in hamsters.

■	Preliminary results obtained from a challenge study with the SARS-CoV-2 Delta virus on non-human primates demonstrated potential high protection.
■	No SARS-CoV-2 RNA in throat and nasal swab samples were obtained in animals pre-treated with the C1 produced neutralizing monoclonal antibody (mAb), demonstrating potential for preventative effects.
■

Pre-clinical safety and efficacy data from animal studies, including hamsters and non-human primates, demonstrates C1 produced antigens and antibodies are as effective as those produced by reference platforms.

•

At the World Vaccine Congress Europe, Dr. Albert Osterhaus (University of Veterinary Medicine Hannover Germany), who has been collaborating with Dyadic for over 5 years, presented pre-clinical safety and efficacy data from animal studies, including hamsters and non-human primates, demonstrating C1 produced antigens and antibodies are as effective as those produced by reference platforms. Dr. Osterhaus’s video presentation can be found on Dyadic’s website under Media Center, Video Gallery.

•

CEO Mark Emalfarb presented data that demonstrated, in addition to C1-cells producing even higher levels of productivity to date across different classes and types of proteins for both animal and human health, innovative approaches and designs to C1 produced proteins which generated higher neutralizing antibody activity in pre-clinical animal studies with the potential to improve vaccines for influenza, COVID-19 and other disease areas.

o

Influenza and COVID-19 Vaccines – Additional preclinical studies are ongoing with C1 produced antigens for potential seasonal and/or pandemic influenza and/or an influenza / SARS-CoV-2 combined vaccine.

o

Mono and Multi-Valent RBD-based Blended Vaccine – Based on the RBD antigen cell lines that we have constructed to express Wuhan, Alpha, Beta, Gamma, Delta, and Omicron BA.1 and BA.5 CoV-2 variants, additional animal data is being generated through several preclinical trials using mono and multi-valent blends of C1 produced SARS-CoV-2 RBD variants of concern. Research is ongoing with various collaborators who are conducting animal trials on mono and multi-valent RBD-based blended COVID-19 vaccines for potential next generation pan-coronavirus vaccine candidates that may provide broader protection and longer lasting prevention against a wide variety of corona viruses than what is presently available in the market.

●

Influenza Neuraminidase (NA) Protein – Dyadic developed a C1-cell line capable of achieving high titers of neuraminidase (“NA”). NA in combination with Hemagglutinin (“HA”) is expected to play an important role in providing broader influenza vaccine-induced protection. Mice trials conducted by Oslo university for NA, like the previously reported HA produced from C1-cells, generated high neutralizing antibody levels.  Additional animal trials are ongoing.

●	Scientific Updates
o	Dyadic recently developed innovative cell engineering approaches which have resulted in the achievement of higher titers across different classes and types of proteins.
■	We have successfully expressed the following variants: Alpha, Beta, Gamma, Delta, and Omicron B.1.1.529 and BA.5 at 0.5-2.5 g/L levels, in addition to DYAI-100.
■	A nine-fold (9x) improvement in the expression yield for Nivolumab, a potential monoclonal antibody for oncology expressed from a C1-cell at 22.3 g/l in a seven-day fermentation.
■

A biologically active neuraminidase (NA) has been expressed at 0.8 g/L in 7 days for potential use in combination with Hemagglutinin (HA) to play an important role in providing broader influenza vaccine-induced protection. Mice trials conducted by Oslo University for NA, like the previously reported HA produced from C1-cells, generate high neutralizing antibody levels.

■

A non-human primate study completed dosing of a C1 produced COVID-19 monoclonal antibody (mAb) that has demonstrated broad neutralization and protection against Omicron (BA.1 & BA.2) and other earlier variants of concern in hamsters. Full data readout is anticipated later this year.

■	Potential next generation pan coronavirus vaccine candidates:
■	Successful production of Wuhan and Omicron Ferritin gRBD nanoparticle antigens.
■	The Wuhan S gRBD nanoparticle has been expressed at greater than 3 g/L in five days.
o

The new data presented by Dr. Albert Osterhaus came from three pre-clinical studies which demonstrated the potential positive preventative effects of two C1-cell produced proteins being as effective as those produced by reference platforms, including CHO (Chinese Hamster Ovary) cells.

●

Third Party Collaborations – Several on-going fully funded research collaborations are on track as we continue to optimize our C1-cell protein production platform and increase productivity, including collaborations with Janssen, NIIMBL, Jiangsu Hengrui, Epygen Biotech, and other partners.

●	Animal Health
o	The Company has successfully expressed a recombinant livestock antigen at titers up to 10 g/L in 7 days.
o	The Company expanded its research projects in animal health for the development of animal vaccines for livestock.
o	In October, the Company commenced a new proof of concept project with a top animal health company for the treatment of a targeted disease.
o	The Company has initiated two (2) additional recombinant protein projects to support vaccine research and development.
●	Alternative Proteins
o

Dyadic has launched its Dapibus™ platform, a filamentous fungal based microbial gene expression and protein production platform, which is further designed and customized to enable the rapid development and large-scale manufacture of low-cost enzymes, proteins, metabolites, and other biologic products for use in non-pharmaceutical applications such as food, nutrition, and wellness.

o

The Company initiated an animal free recombinant serum albumin and other projects related to cell culture media to support the Dapibus™ platform, which is being developed, among other applications, to meet the growing demand and unmet needs of alternative proteins in emerging market such as cultured meat.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to the Same Periods in 2021

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development revenue	$835,480	$692,929	$1,983,636	$2,090,541
License revenue	44,117	—	202,941	—
Cost of research and development revenue	602,847	392,544	1,418,702	1,612,810

The increase in research and development revenue and cost of research and development revenue for the three months ended September 30, 2022, was due to higher revenue and cost of research and development revenue on individual on-going research collaborations compared to the same period a year ago. The decrease in research and development revenue and cost of research and development revenue for the nine months ended September 30, 2022, was due to the timing difference of on-going research collaborations compared to the same period a year ago. The license revenue recorded in the three and nine months ended September 30, 2022 was in connection with the Phibro/Abic and Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended September 30, 2022, decreased to approximately $744,000 compared to $1,902,000 for the same period a year ago. Research and development expenses for the nine months ended September 30, 2022, decreased to approximately $3,917,000 compared to $5,919,000 for the same period a year ago. The decrease primarily reflected the winding down of activities of contract research organization and pharmaceutical quality and regulatory consultants to manage and support the pre-clinical and clinical development as well as a decrease in cGMP manufacturing costs as the Company moves towards its anticipated Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022, decreased by 18.3% to approximately $1,383,000 compared to $1,693,000 for the same period a year ago. The decrease principally reflected decreases in legal expenses of $172,000, incentives of $165,000, and insurance expenses by $26,000 offset by increases in business development and investor relations expenses of $12,000 and other increases of $41,000.

General and administrative expenses for the nine months ended September 30, 2022, decreased by 4.8% to approximately $4,753,000 compared to $4,994,000 for the same period a year ago. The decrease principally reflected decreases in insurance expenses of $261,000, incentives of $171,000, offset by increases in insurance expenses of $91,000, and other increases of $100,000.

Interest Income

Interest income for the three months ended September 30, 2022, was approximately $54,000 compared to $3,000 for the same period a year ago. Interest income for the nine months ended September 30, 2022, was approximately $87,000 compared to $50,000 for the same period a year ago. The increase was primarily due to the higher balance of held-to-maturity securities and the increase in interest rate.

Other Income

There was no other income for the three months ended September 30, 2022 and 2021. Other income for the nine months ended September 30, 2022, was $250,000 compared to $0 for the same period a year ago. The other income recognized in the first quarter of 2022 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

Net Loss

Net loss for the three months ended September 30, 2022, was approximately $1,809,000 compared to $1,715,000 for the same period a year ago.

Net loss for the nine months ended September 30, 2022, was approximately $7,589,000 compared to $8,856,000 for the same period a year ago.

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

As of September 30, 2022, cash and cash equivalents were approximately $6.7 million compared to $15.7 million as of December 31, 2021. The carrying value of investment grade securities, including accrued interest as of September 30, 2022, was approximately $7.5 million compared to $4.6 million as of December 31, 2021.

Net cash used in operating activities for the nine months ended September 30, 2022, of approximately $6.4 million was principally attributable to a net loss of approximately $7.6 million, partially offset by share-based compensation expenses of approximately $1.4 million, and changes in operating assets and liabilities of approximately $0.3 million.

Net cash used in operating activities for the nine months ended September 30, 2021, of approximately $8.6million was principally attributable to a net loss of approximately $8.8 million, partially offset by share-based compensation expenses of approximately $1.3 million, amortization of held-to-maturity securities of approximately $0.3 million, and changes in operating assets and liabilities of approximately $0.2 million.

Net cash used in investing activities for the nine months ended September 30, 2022, was approximately $3.0 million compared to $0.7 million for the nine months ended September 30, 2021. Cash flows from investing activities during the nine months ended September 30, 2022 and 2021 were primarily related to proceeds from maturities and purchases of investment grade debt securities.

Net cash provided by financing activities for the nine months ended September 30, 2022, was approximately $402,000 compared to $986,000 for the nine months ended September 30, 2021. Cash flows from financing activities during the nine months ended September 30, 2022 and 2021 were primarily related to proceeds from exercise of stock options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

November 10, 2022	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)