Form 10-K
period 2022-12-31
DYADIC INTERNATIONAL INC
filed 2023-03-29
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (19,975,778 shares) computed by reference to the closing price of $3.05 as reported on the NASDAQ Stock Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $60.9 million. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2023, the registrant had 28,811,061 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2022 fiscal year.

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

Overview

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes several third-party consultants and research organizations to carry out the Company’s activities. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1.

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

After the DuPont Transaction, the Company has been focused on building innovative microbial platforms to address the growing demand for global protein bioproduction and unmet clinical needs for effective, affordable, and accessible biopharmaceutical products for human and animal health and for other biologic products for use in non-pharmaceutical applications.

The C1-cell protein production platform is a robust and versatile thermophilic filamentous fungal expression system for the development and production of biologic products including enzymes and other proteins for human and animal health. Some examples of human and animal vaccines and drugs which have the potential to be produced from C1-cells are protein antigens, ferritin nanoparticles, virus-like particles (“VLPs”), monoclonal antibodies (“mAbs”), Bi/Tri-specific antibodies, Fab antibody fragments, Fc-fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies which are designed to leverage its C1-cell protein production platform to develop innovative vaccines and drugs, biosimilars and/or biobetters.

The Company also developed the Dapibus™ thermophilic filamentous fungal based microbial protein production platform to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

We rely on our existing cash and cash equivalents, investments in debt securities, and cash inflows from operating activities to provide the working capital needs for our operations. We believe that our existing cash position, investments in investment grade securities, and additional cash received from the sale of certain equity and debt investments will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. However, in the event our financing needs for the foreseeable future are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and/or other means to meet our financing requirements. The Company has self-funded the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100, and in February 2023 completed the dosing of all patients related to the Phase 1 clinical trial to demonstrate the safety in humans of a protein produced from our C1-cell protein production platform. The Company does not anticipate the need to spend significant additional capital to support the continued development, manufacturing and testing of DYAI-100 in 2023 and beyond.

Our Technology

Our mission is to use our proprietary highly productive scalable microbial fungal protein production platforms to meet the growing demand for proteins worldwide for human and animal health and to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

We believe that our C1 cell line is unique compared to traditional filamentous fungal cells, and the C1-cell protein production platform has the potential to be used in the discovery, development and manufacturing of biologic medicines and vaccines, given its anticipated competitive advantages compared to certain other legacy biopharmaceutical expression systems, such as insect cells (i.e., baculovirus) and CHO (“Chinese Hamster Ovary”) cells.

We have also developed the Dapibus™ filamentous fungal based microbial protein production platform to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

We believe that in comparison to other cell lines, our cell line has several significant potential operational advantages, which include but are not limited to:

Purity

High retention of target secreted protein through downstream processing

No requirement for viral (i.e., CHO and Baculovirus) or endotoxin (i.e., E. coli) removal

High Productivity

Robust & versatile growth conditions High yields of secreted protein

Low viscosity due to C1’s unique morphology

Robustness

Proven at both small and large scale, ranging from laboratory microtiter plates, shaker flasks, single use and/or stainless-steel microbial fermenters Stable and correctly folded monoclonal antibodies (mAbs); having binding, neutralizing and certain other properties similar to CHO produced mAbs

Speeds

Develop stable C1-cell lines for protein production in ~ 60 days

Production time savings of ~30 days over CHO-cell production (C1: 12-14 days vs. CHO 41-54 days) Manufacturing ~ 3-4 batches of C1 produced mAbs in the same time it takes to make 1 batch using CHO-cells

Faster Product Release –No requirement for viral (i.e., CHO and Baculovirus) or endotoxin (i.e., E. coli) removal allowing for earlier product release

Costs

High yields and rapid manufacturing cycle times reduce costs and shrink manufacturing footprint

C1-cells can be grown using low-cost and readily available cGMP media; C1 media < 1/20 of the cost of CHO cell media

No requirement for viral or endotoxin removal, simplifies processing compared to CHO, Baculovirus & E. coli saving time and money

Competition

The biotechnology and biopharmaceutical industry is intensely competitive. There is continuous demand for innovation and speed, and as the vaccine and therapeutic markets evolve, there is always the risk that a competitor may be able to develop other compounds or drugs that are able to achieve similar or better results for indications. Potential competition includes major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, and other research institutions. Many of these competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations with established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Currently, we are not aware of other companies pursuing a business model similar to what we are developing under our microbial filamentous fungal based protein production platform. However, our competitors using other protein production platforms who are significantly larger and better capitalized than us could undertake strategies similar to what we are pursuing and even develop them at a much more rapid rate. These potential competitors include the same multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, governmental agencies, and other research institutions that are operating in the human health and animal health fields. In that respect, smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Unlike human and animal health there are other companies who have and are developing filamentous fungal microorganisms for the development and manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

We believe that our microbial fungal based protein production platforms, including C1 and Dapibus™, have great potential to become an alternative to several legacy production technologies currently used in the biopharmaceutical industry to produce vaccines, monoclonal antibodies, and other therapeutic proteins for both the human and animal health markets. C1 has some inherent benefits and potential competitive advantages compared to CHO cells, E. coli, Pichia, and Insect Cells (i.e., Baculovirus) as discussed below:

•

Mammalian cells: Currently the preferred production host for most complex protein therapeutics due mainly to their ability to produce proteins with human- like glycosylation. This market is dominated by CHO cells. Disadvantages include the longer duration required for cell line development, fermentation, and increased costs associated with process media.

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

We believe that our microbial protein production platforms have the potential to become leading protein production platforms for developing and manufacturing proteins for use in biopharmaceuticals, food, nutrition, wellness and in drug formulation and research diagnostics due to their potential speed of development, high protein yields, scalability, low-cost media, and hence lower production costs.

Our Industry and Potential Markets

Based on feedback from our collaborators and our ongoing discussions with leading pharmaceutical and biotech companies, contract manufacturing organizations (CMOs), leading academic institutions, as well as U.S. and foreign governmental agencies, we continue to believe that the biopharmaceutical market is an attractive opportunity to apply our C1-cell protein production platform. The Company continues to evaluate potential opportunities to expand the application of our C1-cell protein production platform, and is currently focused on the following markets:

●	Recombinant vaccines and drugs for animal and human health
●	New innovative biotherapeutics
●	Biosimilars / Biobetters non-Glycosylated/Glycosylated protein markets
●	Drug formulation, research diagnostic and reagents

●	Alternative proteins for food, health and wellness

The use of biologic medicines, for applications such as infectious disease vaccines and therapeutics are growing significantly. However, biologic medicines are in many cases limited and expensive for both patients and health care systems. The Company believes that lack of access and high cost is, in part, the result of the following bottlenecks in the development and manufacture of biologic medicines:

●	Extended stable cell line development timelines
●	Insufficient titers and overall yields
●	Expensive, often royalty stacked, production media in the case of CHO cell lines
●	Long production time for stable CHO cell lines
●	Previously underfunded development efforts for more efficient next-generation gene expression systems

The Company believes that the biopharmaceutical industry can benefit from an innovative protein production platform that is safe, efficient, reliable, and cost effective. Such a platform would facilitate the rapid and high titer production of difficult to express proteins resulting in greater patient access and more affordable biopharmaceuticals. Our C1-cell protein production platform has the potential to be an alternative to CHO, Baculovirus and other legacy expression systems to produce proteins for vaccines, therapeutics, diagnostics, alternative foods, nutrition and wellness and other biological products.

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

On June 28, 2019, and November 9, 2021, the Company extended its research contract with VTT twice to continue developing Dyadic’s C1-cell protein production platform for therapeutic protein production, including C1 host system improvement, glycoengineering, protease deletion, and management of third-party target protein projects.

On September 12, 2022, the Company further extended its research contract (the “Amendment”) through December 2023 with VTT. A significant portion of the research and development activities at VTT are being funded by the Company’s third-party collaborators.

(2) Other CROs and cGMP Manufacturers

The Company works with several other research providers, cGMP manufacturers and contract research organizations from time to time, which are important to achieve the Company’s scientific and business objectives. These arrangements are typically work for hire on an as need basis, however, certain of these programs, if negatively impacted due to resource availability, disagreements, or for other reasons could lead to delays or inability to realize our research and commercial objectives. The Company, supplemented by third party funding is also further developing its Dapibus™ protein production platform for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

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

C1 Production Host Improvement Programs

The Company has research and development agreements with VTT, Eleszto Genetika (Budapest, Hungary), other CROs and service and technical providers to further improve its C1-cell protein production platform to become an even more robust, versatile, and efficient therapeutic protein production platform. Ongoing projects include, among others: (i) improving the C1 genetic tools, (ii) further reducing the background protease(s) levels by identifying and deleting certain protease genes and/or modifying C1 fermentation processes, (iii) developing high expression C1 cell lines by precision engineering, (iv) developing C1 cell lines to express several potential vaccine and drug candidates and (v) modifying the glycosylation pathway of C1 cells in order for C1 to express certain mAbs and other proteins with mammalian like glycosylation structures and to eliminate or modify certain unwanted glycan structures such as N and O-glycosylation.

We continue to generate a growing amount of data that demonstrates different C1-produced proteins are properly folded and are biologically active:

●

Further development of DYAI-100 (SARS-CoV-2 RBD) vaccine candidate by preparing C1 cell lines that express and produce effective antigens against different variants of the SARS-CoV-2 RBD in order to implement the FDA recommendation to produce annual multivalent vaccines against SARS-CoV-2 that are suitable for the annual global threat.

●

Developing additional antigens that were produced by C1 (e.g., SARS-CoV-2 Full Spike Protein, hemagglutinin (HA) and Neuraminidase (NA)) which were not only produced at high levels, but they were also importantly shown to be safe, effective, and protective in several animal trials and in the case of influenza a challenge test carried out by Oslo University demonstrated the potential of C1 produced antigens for seasonal and pandemic influenza.

●	Developing C1-cells to express complex proteins such as conjugating antigens to ferritin nanoparticles, scFv (MHCII) and trimerization domains to increase efficacy.
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
●

Expressed a number of third-party monoclonal antibodies (mAbs) which were assayed by multiple third parties who reported that the neutralizing and binding activity assays demonstrated great similarity between C1-produced mAb and CHO-produced mAbs.

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

●	Developed the C1-cell protein production platform to express human and bovine serum albumin and other recombinant proteins with therapeutic, drug formulation, and research diagnostic applications.

Glycosylated Therapeutic Programs and Potential Nivolumab Commercialization Program

The Company’s longer-term objective, which will require substantially more time and capital is to apply the C1-cell protein production platform for the large therapeutic glycoprotein market. We believe that the rapid advances being made in genomics and synthetic biology, make the C1 fungal cell line a promising candidate to further engineer glycosylation pathways: (i) to produce therapeutic proteins having human like glycoforms structures such as G0, G2, G0F, and G2F; (ii) to reduce or eliminate O-glycosylation; and (iii) to create potentially improved immunogenicity in the case of vaccines.

The initial steps to develop C1 strains that produce mAbs with mammalian-like glycosylation are progressing at VTT. Based on research results we have to date; the Company believes that our C1-cell protein production platform has the potential to become a useful platform for the development and production of therapeutic glycoproteins with human-like or potentially even superior glycan structures. We believe that, if successful, the glycoengineering of C1 cells may help to position the C1 protein production platform to be an important production platform for developing and manufacturing glycosylated antibodies and other glycoproteins. These initial glycoengineered C1 cells have to date shown reduced gene expression levels when compared to the non-glycoengineered C1 cells. Several approaches are now being applied to reach our main goal – to develop cell line(s) that resemble the 3 main goals: (i) to produce therapeutic proteins having human-like glycoform structures, (ii) to produce therapeutic proteins at high level and (iii) to produce stable therapeutic proteins.

We continue the development of Nivolumab (Opdivo®) as a potential biosimilar/biobetter immunotherapeutic biologic drug for human metastatic cancers, including melanoma, lung, and other cancers. The aim of this program is to express Nivolumab (mAb) with a glycoprotein structure like Nivolumab produced in CHO cells. So far, C1 produced Nivolumab has been produced with similar glycosylated structures and the development of high producing C1 cell line that expresses a lower cost biosimilar/Biobetter Nivolumab as part of its glycoengineering program for glycoprotein Immunoglobulin G (IgG) monoclonal antibodies is ongoing. This project has proved the concept that C1-cell protein production platform can be applied to several very high value therapeutic or preventative monoclonal antibodies.

(2)	Animal Health Programs

ZAPI Biologic Vaccines Program

We have completed our participation in the €20 million Zoonosis Anticipation Preparedness Initiative (“ZAPI”) program. ZAPI (www.zapi-imi.eu) is a five-year research and development project funded as part of IMI EU program (Zoonoses Anticipation and Preparedness Initiative (ZAPI project; IMI Grant Agreement n°115760)), with the assistance and partial financial support of IMI and the European Commission, and in-kind contributions from EFPIA partners. This project aims to develop a suitable platform for the rapid development and production of vaccines and protocols to fast-track registration of product developed to combat pandemic Zoonotic diseases that have the potential to affect human and animal populations. The Company’s C1 recombinant protein production platform has been selected by ZAPI as a production host of antigens for the SBV and RVFV, and ZAPI has expanded its program with the Company and provided additional funding in 2019 and 2021, respectively. The SBV antigen from C1 was produced at approximately 300 times greater yields than the SBV antigen from baculovirus and was more stable. Additionally, the C1 SBV antigen was shown to be safe and very effective (full protection) in protecting cattle, sheep and mice from the SBV. Based on these results, additional fully funded animal trials are continuing in 2021 with C1 expressed antigens for SBV and RVFV and to generate additional safety and efficacy data.

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

Phibro Sublicense Agreement

On February 8, 2022, the Company entered into an exclusive sublicense agreement with Abic Biological Laboratories Ltd. (“Abic”), an affiliate of Phibro Animal Health Corporation (“Phibro”), based off an existing July 1, 2020, non-exclusive sublicense and development agreement (the “Phibro/Abic Agreement”), to provide services for a targeted disease.

In July 2022, the Company expanded the Phibro/Abic Agreement to include an additional research project to develop an additional animal vaccine for livestock.

Monoclonal Antibodies Collaboration

In 2022, the Company initiated a fully funded research and development collaboration with a top five animal health company to produce therapeutic monoclonal antibodies for use in treating diseases in companion animals. The project is currently underway and on target to meet development milestones per the research agreement.

(3)	Human Health Programs

COVID-19 DYAI-100 Vaccine Candidate

As a result of the positive results generated from the use of the Company’s C1-cell protein production platform in the ZAPI project, the Company expanded its in-house and third-party vaccine-based antigen research and development efforts. The Company has invested more than $7.0 million in the development of its proprietary DYAI-100 COVID-19 vaccine candidate to date. DYAI-100, also known as C1-SARS-CoV-2 RBD vaccine, is a novel receptor binding domain (RBD) recombinant protein booster vaccine candidate, highly expressed in Dyadic's proprietary C1-cell protein production platform for the prevention of COVID-19. The C1-SARS-CoV-2 RBD vaccine drug product consists of the SARS-CoV-2 RBD adjuvanted with Alhydrogel 85® 2%.

The DYAI-100 vaccine candidate has demonstrated excellent results in several pre-clinical animal studies. In particular, the Company relied on the preclinical animal studies conducted by the Israel Institute for Biological Research (IIBR) who were using the SARS-CoV-2 RBD antigen from the Company’s RBD C1 strain. The Company also relied on the toxicology study which concluded that the C1 SARS-CoV-2-RBD vaccine was not associated with major systemic adverse effects, and it is considered safe following four repeated vaccination sessions by IM injections at an interval of one week to male and female NZW rabbits. We noted that germinal centers with increased lymphocytic cellularity (i.e., follicular hyperplasia) seen in the regional lymph nodes were sustained throughout the recovery phase, in addition to the detection of SARS-CoV-2 specific IgG antibodies in the sera of rabbits in the recovery phase, and it demonstrated a long-lasting immunogenic response against RBD.

On October 27, 2022, the Company announced that it has received regulatory approval of a Clinical Trial Application (CTA) from the South African Health Products Regulatory Authority (SAHPRA) to initiate a Phase 1 clinical trial of the DYAI-100 COVID-19 RBD booster vaccine. The Company’s Phase 1 randomized, double blind, placebo-controlled trial is designed as a first-in-human trial to assess the clinical safety and antibody response of DYAI-100, a C1-SARS-CoV-2 recombinant protein receptor binding domain vaccine, produced using the C1-cell protein production platform, administered as a booster vaccine at two single dose levels (low dose and high dose cohorts) in healthy volunteers. The trial included healthy patients ages 18-55 in a randomization scheme of 4:1 (active:placebo) with 15 subjects per cohort. Following the screening period there are 8 scheduled clinic visits with the first 6 visits occurring within the first 29 days and two follow-up visits on Days 90 and 180. Safety data will be collected throughout the trial and immunogenicity assessments were scheduled on patient visits 1, 4, 5, 6 and the two follow up visits on Days 90 and 180.

Dosing of both low and high dose groups was completed in February 2023, with no serious adverse events (SAE’s) reported to date. A full study report is expected to be available in the second half of 2023.

Other COVID-19 Vaccine Collaborations

The Company is evaluating a number of other approaches where its proprietary and patented C1-cell protein production platform can be used to help develop and manufacture COVID-19 vaccines that have the potential to provide greater efficacy and protection from emerging SARS-CoV-2 variants, including multivalent and nanoparticle vaccine designs.

●

Rubic One Health, South Africa – This is a collaboration to develop end-to-end solutions for vaccine discovery, development, and manufacture for the African market. Tech transfer of C1-cell protein production platform has been completed. Rubic has begun engineering and growing C1-cells to prepare for the development of affordable vaccines and drugs for the African continent.

●

Epygen, Indian – In 2020, the Company entered into a non-exclusive technology usage agreement with Epygen Biotech of India, who plans to conduct clinical trials in India using one or more of the COVID-19 antigens that they are manufacturing using the Company’s C1 protein production platform. Epygen reported that it has procured funding from the government of India, and they are progressing their vaccine development and production using antigens produced from the Company’s C1-cell protein production platform across early-stage pre-clinical studies and to conduct Phase 1 and Phase 2 human clinical trials.

Janssen Agreement

During 2022, progress continues on the Research, License, and Collaboration Agreement (the “Janssen Agreement”) for the manufacture of therapeutic protein candidates using its C1-cell protein production platform with Janssen Biotech, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), which was entered into on December 16, 2022. Pursuant to the terms of the Janssen Agreement:

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

IDBiologics Agreement

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

On January 18, 2023, the Company entered into a Securities Purchase Agreement, under which the Company agreed to sell its equity interest in Alphazyme, LLC (the "Alphazyme Sale Agreement”). After taking into account the adjustments for the transaction and legal expenses, payments to the Company were approximately $1.27 million in connection with the sale. The Company also has the potential to receive additional payments based on the future sales of Alphazyme’s existing products, pursuant to the Alphazyme Sale Agreement.

The Amended Sublicense Agreement between Dyadic and Alphazyme, which was previously entered on June 24, 2020, remains in effect. Under the Amended Alphazyme Sub-License Agreement, Dyadic is entitled to potential milestone and royalty payments upon the commercialization of Alphazyme products using Dyadic’s proprietary C1-cell protein production platform.

Other Third Parties Collaborations

●

NIIMBL Coronavirus Grant – Dyadic received 1 of 32 project grants awarded by the National Institute for Innovation in Manufacturing Biopharmaceuticals ("NIIMBL") funded through the White House's American Rescue Plan ("ARP"). Under the $690,000 NIIMBL grant, the Company has received approximately 75% of the funding to engineer the Company's proprietary and patented C1-cell thermophilic fungal (Thermothelomyces heterothallica) protein production platform to produce two different coronavirus antibodies.

●	Third Party C1 Produced COVID-19 Antibody – A non-human primate challenge study completed dosing of a C1 produced COVID-19 monoclonal antibody (mAb) that had previously demonstrated broad neutralization and protection against Omicron (BA.1 and BA.2) and the other earlier variants of concern in hamsters. Preliminary results obtained from the challenge study with the SARS-CoV-2 Delta virus on non-human primates demonstrated potential high protection. This was the first time a C1 produced monoclonal antibody was used in a non-human primate study validating the safety and efficacy of a C1 produced antibody for infectious diseases.
●	Recombinant Serum Albumin – An animal free recombinant serum albumin project was initiated in late 2022 using Dyadic pharmaceutical cell lines for use in potential therapeutic, product development, research, and/or diagnostic human and animal pharmaceutical applications. C1-cell lines have been developed and Dyadic expects to start sampling potential customers who have expressed interest in Dyadic's C1 serum albumin products.
●	University of Oslo – During 2021, Dyadic expanded its influenza vaccine collaboration with the University of Oslo.
o

Mice vaccinated with C1 antigen combined with an adjuvant (AS03) challenged with a lethal dose of the homologous influenza A/H1N1 showed no clinical signs, no body weight loss, and were fully protected.

o

Other mice trials are ongoing with C1 produced hemagglutinin (HA) and neuraminidase (NA) antigens for influenza, including H1N1, H5N1 (Bird Flu), H7, NA alone and combined with one or more C1 produced SARS-CoV-2 antigens. The current and future data is expected to support the development of seasonal and pandemic influenza vaccine candidates alone or in combination with other infectious respiratory diseases such as coronaviruses.

●

Virovax – Dyadic has been working with Virovax to develop the next generation vaccine candidates, including COVID-19, that may provide durable and broader protection against COVID-19 variants as they emerge as well as other infectious diseases.

o

More than a half dozen animal trials have been carried out and additional animal trials are ongoing and/or scheduled with C1 produced antigens for influenza (H5N1/Bird Flu), COVID-19 and other infectious diseases.

●	UC Davis
o	Successful production of the SARS-CoV-2 Spike S2 protein reaching ~1g/L and 97% purity which showed the same ACE2 binding affinity as CHO produced spike S2 protein.
o	UC Davis is carrying out additional research and development work related to expanding the potential applications of the C1-cell protein production platform including diagnostics.

(4) Alternative Protein Programs

Dyadic’s newly developed Dapibus™ filamentous fungal based microbial protein production platform is reengineered to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness. Given Dyadic’s industrial heritage, the expertise to rapidly achieve commercial scale within margin sensitive markets such as food and nutrition enzymes, provides our partners with the ability to move from demonstration to commercial production quickly and efficiently.

We are actively applying our proprietary Dapibus™ platform and other technologies to address the unmet need of reducing the production cost in the global market for non-pharmaceutical recombinant proteins.

Food and Nutrition:

●

In May 2022, we launched a strategic partnership with a global food ingredient company. The Company is making progress with the joint development agreement to develop and manufacture several animal free ingredient products using the Company’s biotechnology. The Company has achieved the first milestone, for which payment is expected in the second quarter of 2023.

●	We are exploring internal and partnership opportunities for enzymes, growth factors, and cell culture media components for food industries, such as the dairy and cultured meat markets.

Health and Wellness:
●	Development work has been established for select primary and secondary metabolites, such as nicotinamide riboside, which may have potential cardiovascular and other health benefits.
●	Dyadic has also developed Intellectual Property regarding the production of cannabinoids in its technology, with a focus on the production of rare cannabinoids unfeasible from plants.

Product Development in Alternative Proteins:

●	We are currently expanding our portfolio of recombinant proteins and media components for use in food and other applications.
●	Animal free recombinant serum albumin projects were initiated for use in potential non-pharmaceutical applications such as a component of cell culture media in nutrition, health, and food.

Government Regulation and Product Approval

As a small biotechnology company that operates in the United States, we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Product candidates that we develop must be approved by the FDA, before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences.

Intellectual Property

Patents are important to developing and protecting our competitive position. Our general policy is to seek patent protection in the United States, major European countries, and other jurisdictions as appropriate for our compounds and methods. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest patent application was filed. In some cases, the patent term may be extended to recapture a portion of the term lost during the U.S. FDA regulatory review or because of U.S. Patent and Trademark Office (“USPTO”) delays in prosecuting the application. The duration of foreign patents varies similarly, in accordance with local law.

Currently, Dyadic owns or has exclusive rights to seven (7) patent families, of which four (4) entered the national phase. The other three (3) applications are at the international (Patent Cooperation Treaty, PCT) phase. There are currently four (4) pending patent applications in the United States, and nineteen (19) additional patent applications in a variety of jurisdictions including Europe and China.

Our success is significantly dependent on our ability to obtain and maintain patent protection for C1 and Dapibus™, both in the United States and abroad. Our patent position and proprietary rights are subject to various risks and uncertainties. Please read the “Risk Factors” in Item 1A of this Annual Report for information about certain risks and uncertainties that may affect our patent position and proprietary rights.

We also rely upon unpatented confidential information to remain competitive. We protect such information principally through confidentiality agreements with our employees, consultants, outside scientific collaborators, and other advisers. In the case of our employees, these agreements also provide, in compliance with relevant law, that inventions and other intellectual property conceived by such employees during their employment shall be our exclusive property.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other matters described in this Annual Report and in our financial statements and the related notes thereto in evaluating our current business and future performance. We cannot assure you that any of the events discussed in the risk factors below will or will not occur. If we are not able to successfully address any of the following risks, we could experience significant changes in our business, operations and financial performance. In such circumstances, the trading price of our common stock could decline, and in some cases, such declines could be significant, and you could lose part or all of your investment. In addition to the risks described below, other unforeseeable risks that we currently believe are immaterial may arise that adversely affect our operating results. Certain statements contained in this Annual Report (including certain statements used in the discussion of our risk factors) constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” appearing on page 4 of this Annual Report for important information regarding reliance on forward-looking statements.

Risk Factor Summary

The following is a summary of the material risks to which we may be exposed. These risks are more fully described after this summary.

Risks Related to Our Business and Financial Condition

●	We may not succeed in implementing our business strategy.
●	We have a history of net losses, and we may not achieve or maintain profitability.
●	We could fail to manage our growth.
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
●

Our SARS-CoV-2 vaccine candidates are at the Phase 1 clinical stage and have not been approved for sale. We have not developed, manufactured or commercialized any vaccine product in the past, and we may be unable to produce a vaccine that can be used to successfully prevent the SARS-CoV-2 virus or its variants of concern, in a timely and economical manner, if at all.

●	The results of nonclinical studies and early-stage clinical trials may not be predictive of future results.
●	We may need substantial additional capital in the future to fund our business.
●	Changes in global economic and financial markets may have a negative effect on our business.
●	We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease or other biological threats, as well as armed conflict escalated between Russia and Ukraine, any of which could significantly disrupt our operations and have a material adverse effect on our business, employees, directors, consultants, collaborators and other third parties, including business development activities and research and development projects conducted by third party contract research organizations parties.
●	Our sales and operations are subject to the risks of doing business internationally.
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

●	We have no experience submitting applications to the FDA or similar regulatory authorities in the past and could be subject to lengthy and/or unfavorable regulatory proceedings.

Risks Relating to Intellectual Property

●	Failure to protect our intellectual property and the intellectual property of certain third parties could harm our competitive position.
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

In connection with the December 31, 2015 sale of substantially all of the assets of our industrial technology business to Danisco (the “DuPont Transaction”), Danisco obtained certain rights to utilize the C1-cell protein production platform for development and production of pharmaceutical products, for which it will make royalty payments to Dyadic upon commercialization. At the same time, Dyadic retained the co-exclusive rights to the C1-cell protein production platform for use in all human and animal pharmaceutical applications, with Dyadic currently having the exclusive ability to enter into sub-license agreements in that field (subject to the terms of the license and certain exceptions). We cannot predict whether Danisco intends to or will pursue the use of the C1-cell protein production platform to develop or manufacture pharmaceutical products or whether or when we might receive royalties from Danisco. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents owned or licensed by Danisco. Consequently, our business has changed dramatically as compared to the past, as we no longer have any product revenue related to our enzyme business. We also now apply the C1-cell protein production platform in the biopharmaceutical market, which has higher risks and a higher barrier to entry.

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

We have also developed the Dapibus™ filamentous fungal based microbial protein production platform use in non-pharmaceutical applications, such as food, nutrition, and wellness.

We have not yet commercialized any products based on our platforms and technologies, and we may never be able to do so.

We do not know when or if we and/or our current and/or future collaborators and licensees will complete any of our or their product development efforts, obtain regulatory approval for any product candidates incorporating our technologies or successfully commercialize any approved products. Even if we and/or our licensees and collaborators are successful in developing products that are approved for marketing, we and they will still require that these products gain regulatory approval and market acceptance. The biopharmaceutical industry is a high-risk industry in that even if we are successful at expressing certain proteins, these proteins may fail to be advanced or approved for use or sale for many reasons including their characteristics, biological activity, biological comparability, biological similarity, stability, glycosylation structures, containments, purity, performance, safety and regulatory reasons.

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

As of December 31, 2022, we have an accumulated deficit of approximately $73.5 million. Our profitability has strongly relied on, and will be even more reliant going forward on, third party industry and government research funding, licensing partnerships and other forms of collaborations. We believe that it is likely that if we do not sign license agreements or other forms of collaborations, we will incur losses because of our planned levels of R&D and additional general and administrative expenditures that we believe are necessary to operate our business and further develop the C1-cell protein production platform and our other technologies for use in the pharmaceutical and non-pharmaceutical industries. The amount of our future net losses will depend, in part, on the rate of increase in our expenses along with other potential cost of unforeseen circumstances, our ability to generate research funding, government grants, receipt of access fees, milestones, royalty and other payments, and whether we are able to generate revenues by entering into license agreements or other forms of collaborations, launch new products and/or processes from future licensees or collaborators, and our ability to raise additional capital. The net losses we anticipate incurring over the next several years will have an adverse effect on our stockholders’ equity and working capital.

The R&D efforts needed to enhance and leverage the C1-cell protein production platform and our other technologies, such as Dapibus™, for use in developing and manufacturing human and animal biopharmaceuticals and other non-pharmaceutical products will require significant funding and increased staffing. Therefore, we expect near-term operating and research expenses to continue, and maybe even accelerate, as we further develop our research and business plans, and our goals and objectives. Consequently, we will require significant additional revenue to achieve profitability. We cannot provide assurance that we will be able to generate any revenues from our focus and efforts as we intend to apply the C1-cell protein production platform and our other technologies into the biopharmaceutical and non-pharmaceutical industries. If we fail to enter into new license agreements or other forms of collaborations or generate revenues and profit from additional research projects and government grants, the market price of our common stock will likely decrease. Further regulatory complications, competition from other technologies, or delays in our research programs and the adoption and use of the C1-cell protein production platform and our other technologies by the biopharmaceutical and non-pharmaceutical industries may force us to reduce our staffing and research and development efforts, which may further affect our ability to generate cash flow.

We could fail to manage our growth.

We will need to take the following steps, among others, to manage our growth. If we fail to achieve one or more of these, it could have a material adverse effect on our business, financial condition and results of operations.

●	Balance our cash burn with technology and product development;
●	Maintain and add additional CROs (Contract Research Organizations), other third-party service providers or other technology collaborators;
●	Maintain and add additional collaborators, strategic partners technology licensees or other forms of structures;
●	Recruit, hire and maintain the required employees necessary to maintain and grow our business and to advance our technologies and products;
●	Achieve technical and commercial success in our research and product development programs;
●	Access required manufacturing capacity;
●	Access additional capital;
●	Recruit and maintain consultants, board members and scientific advisory board members; and
●	Manage scientific risks and uncertainties that may arise during our R&D and regulatory programs.

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

The expenses or losses associated with unsuccessful technology and product development activities or lack of market acceptance of our new technologies and products could harm our business, financial condition and results of operations.

We may fail to commercialize the C1-cell protein production platform or our other technologies for the expression of therapeutic proteins, antibodies, vaccines, and metabolites or other non-pharmaceutical biologic products.

We have not yet completed the necessary safety, efficacy, cost and regulatory studies, or the commercialization of any therapeutic proteins, antibodies and vaccines, and metabolites or other non-pharmaceutical biologic products based on C1 or our other technologies, such as Dapibus™.

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

Successful development of the C1-cell protein production platform and our other technologies, such as Dapibus™, for biopharmaceutical and non-pharmaceutical purposes will require significant research, development and capital investment, including testing, to prove its safety, efficacy and cost-effectiveness. In general, our experience has been that each step in the process has been longer and costlier than originally projected, and we anticipate that this is likely to remain the case with respect to the continuing development efforts of our biopharmaceutical and non-pharmaceutical business.

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

Our SARS-CoV-2 vaccine candidates are at the Phase 1 clinical stage and have not been approved for sale. We have not developed, manufactured or commercialized any vaccine product in the past, and we may be unable to produce a vaccine that can be used to successfully prevent the SARS-CoV-2 virus or its variants of concern, in a timely and economical manner, if at all.

Our DYAI-100, SARS-CoV-2 vaccine candidate has received regulatory approval for Phase 1 clinical trial in South Africa, and we have completed dosing of all patients by the end of February 2023. However, we could experience delays in clinical trials or unsatisfactory clinical trial results. Moreover, adverse events, or the perception of adverse events, relating to vaccine product candidates and delivery technologies may negatively impact our ability to develop commercially successful products and also may lead to greater government regulation, which could have a material effect on our ability to develop and market our SARS-CoV-2 vaccine product candidates.

Uncertainties exist surrounding the longevity and severity of COVID-19 as a global health concern. The success of our efforts to develop and commercialize our vaccine product candidates could fail for a number of reasons. Accordingly, we may be unable to produce a vaccine that successfully targets SARS-CoV-2 in a timely and economical manner, if at all. For example, we expect to commit significant financial resources and personnel to the development of SARS-CoV-2 vaccine product candidates, which may cause delays in or otherwise negatively impact our other product candidate development program. The outcome of any research and development program is highly uncertain. Only a small fraction of biotechnology and vaccine development programs ultimately result in commercial products or even product candidates, and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a vaccine. Additionally, our ability to develop an effective vaccine will depend on our ability to work on an accelerated timeline, with limited access to financial resources beyond those that we currently possess, and in competition with a significant number of better-funded and more experienced vaccine-development companies. Moreover, given the COVID-19 pandemic is now relatively contained and the risk of further spread is diminished, we may be unable to identify strategic partners willing to work with and support us in our development efforts and/or the market that we anticipate for this product candidate may not exist or may be much smaller than we previously anticipated. Alternatively, even if a market exists, our vaccine product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. Our vaccine product candidates, even if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. Accordingly, our inability to develop a commercially-successful vaccine product could materially harm our business.

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

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease or other biological threats, as well as armed conflict escalated between Russia and Ukraine, any of which could significantly disrupt our operations and have a material adverse effect on our business, employees, directors, consultants, collaborators and other third parties, including business development activities and research and development projects conducted by third party contract research organizations parties.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations, financial condition, and operating results. The COVID-19 pandemic has significantly impacted the operation of business in the United States and Europe, where several of our key executive management members and our third-party contract research organizations are located. The COVID-19 pandemic and various governmental responses in the United States and Europe has adversely affected our ability to carry on certain business development activities in the past, including restrictions in business-related travel, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines, among others, and it may adversely affect our business operations if any health epidemics and pandemics and other widespread outbreaks of contagious disease or other biological threats in the future.

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

The COVID-19 pandemic has adversely affected and may continue to adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. As a result, our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms, if at all, may be disrupted, in the event our financing needs for the foreseeable future are not able to be met by our existing balances of cash, cash equivalents and investments. In addition, the COVID-19 pandemic has posed and may continue to pose significant challenges for our supply chains, particularly as a result of mandatory shutdowns in locations where our products are manufactured or held for distribution. The extent to which COVID-19 could impact our business and research and development activities will depend on future developments, which are uncertain and cannot be predicted with confidence, and will depend on many factors. As such, we cannot presently predict the scope and extent of any potential business shutdowns or disruptions.

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

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition, and results of operations. Our business is not directly impacted by the war as we do not operate in either Russia or the Ukraine. However, the war might potentially amplify the disruptive impact of the COVID pandemic.

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

In the conduct of our business, in certain instances, we are required to receive payments or pay our obligations in currencies other than U.S. dollars. Especially since a large portion of our research and development is done in Europe, our CROs and certain consultants request payments in Euros. As a result, we are exposed to changes in currency exchange rates with respect to our business transactions denominated in non-US dollars. Fluctuations in currency exchange rates have in the past and may in the future negatively affect our revenue, expenses and our financial position and results of operations as expressed in U.S. dollars.

Our ability to use our net operating loss carryforwards ( “ NOLs ” ) to offset future taxable income may be subject to certain limitations.

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

We cannot assure you that, following an acquisition, investment or strategic alliance, we will achieve expected research and development results, anticipated synergies, revenues, specific net income or loss levels that justify such transaction or that the transaction will result in increased earnings, or reduced losses, for the combined company in any future period. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or to provide funding for such business, which would result in dilution for stockholders or the incurrence of indebtedness and may not be available on terms which would otherwise be acceptable to us. We may not be able to oversee such investments nor operate acquired businesses profitably or otherwise implement our growth strategy successfully.

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

We, our current and future collaborators and licensees expect to develop biologic products using genetically engineered microorganisms (“GMOs”). Products derived from GMOs may in some instances be subject to bans or additional regulation by federal, state, local and foreign government agencies. These agencies may not allow us or our collaborators and licensees to produce and market products derived from GMOs in a timely manner or under technically or commercially feasible conditions.

Compliance with FDA, Environmental Protection Agency (“EPA”) and EU regulations could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products. The FDA currently applies the same regulatory standards to products made through genetic engineering as those applied to products developed through traditional methodologies. Regardless of GMO status, a product may be subject to lengthy FDA reviews and unfavorable FDA determinations due to safety concerns or changes in the FDA’s regulatory policy. The EPA regulates biologically-derived enzyme-related chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process or product in question, resulting in higher manufacturing costs, thereby making the product uneconomical. The EU and other countries also have regulations regarding the development, production and marketing of products from GMOs, which may be as or more restrictive than U.S. regulations.

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

Our success will depend in part upon our ability, and our current and future collaborators’ or licensees’ ability, to develop pharmaceutical and non-pharmaceutical products discovered, developed and manufactured through the C1-cell protein production platform, and our other technologies. Governmental authorities could, for social, ethical or other purposes, limit the use of genetic processes or prohibit the practice of using a modified C1 organism to produce biologic vaccines, drugs and other biologic products. Concerns about the C1-cell protein production platform and our other technologies, and particularly about the expression of genes from C1 for pharmaceutical purposes, could adversely affect their market acceptance.

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

Risks Relating to Intellectual Property

Failure to protect our intellectual property and the intellectual property of certain third parties could harm our competitive position.

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

However, the patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our, and in certain instances the C1 patents assigned to Danisco, and our current and future collaborators’ and licensees’ proprietary technologies, are covered by valid and enforceable patents or are effectively maintained as trade secrets. We intend, from time to time, to apply for patents covering both our technologies and our products, while at other times, we only maintain such knowledge as trade secrets without applying for patents, as we deem appropriate. However, existing and future patent applications may be challenged and are not guaranteed to result in the issuing of patents. Even if a patent is obtained, it may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others, including Danisco and our current and future collaborators and licensees, may independently develop similar or alternative technologies or design around our, Danisco’s or our current and future collaborators’ and licensees’ patented technologies. In addition, Danisco, our current and future collaborators, licensees, or other third parties may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages. If any third party is able to gain intellectual property protections for technology similar to our own, they may be successful in blocking us and our licensees from using the C1-cell protein production platform or our other technologies and/or commercializing products derived from them.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Biotechnology company stocks generally tend to experience extreme price fluctuations. The valuations of many biotechnology companies without consistent product sales and earnings are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. These trading prices and valuations may not be sustained. Factors that may result in fluctuations in our stock price include, but are not limited to, the following:

•	Changes in the public’s perception of the prospects of biotechnology companies;
•	Sales of our common stock in the public market by such stockholders or other significant stockholders, executive officers, or directors;
•	Announcements of new technological innovations, patents or new products or processes by us, Danisco or our current or future collaborators, licensees and competitors;
•	Announcements by us, Danisco or our collaborators and licensees relating to our relationships with third parties;
•	Coverage of, or changes in financial estimates by us or securities and industry analysts;
•	Conditions or trends in the biotechnology industry;
•	Changes in investor interest in the areas in which we and/or our collaborators and licensees are applying our technologies, such as COVID-19;
•	Changes in the state of the COVID-19 pandemic or other diseases and/or types of vaccines and/or treatments related thereto;
•	Changes in the market valuations of other biotechnology companies;
•	Limitations or expanded uses in the areas within the biopharmaceutical or other industries into which we can apply our technologies and products;
•	Actual or anticipated changes in our growth rate relative to our competitors;
•	Developments in domestic and international governmental policy or regulations;
•

Announcements by us, Danisco, our current and future collaborators and licensees, or our competitors of significant acquisitions, divestures, strategic partnerships, license agreements, joint ventures or capital commitments;

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

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to vary significantly or decline. Some of the factors that could impact our operating results include:

•	Expiration of or cancellations of our research contracts with current and future collaborators and/or licensees, which may not be renewed or replaced;
•	Setbacks or failures in our and our current and future collaborators’ and licensees’ research, development and commercialization efforts;
•	Setbacks, or delays in our research and development efforts to develop and produce biologics;
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
•

Failure to bring on the necessary research and manufacturing capacity, e.g., CRO, CMO (contract manufacturing organization), and CDMO (contract development and manufacturing organization), if required;

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

We have never paid cash dividends on our stock and do not anticipate paying any dividends for the foreseeable future. The payment of dividends on our stock, if ever, will depend on our earnings, financial condition and other business and economic factors deemed relevant for consideration by our board of directors. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates.

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

These provisions may discourage certain types of transactions involving an actual or potential change in control. These provisions may also limit our stockholders’ ability to approve transactions that they may deem to be in their best interests and discourage transactions in which our stockholders might otherwise receive a premium for their stock over the current market price.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Our executive officers, directors and principal stockholders (5% stockholders) together control approximately 34.5% of our 28,563,100 shares of outstanding common stock as of December 31, 2022.

Our Founder and Chief Executive Officer Mark Emalfarb, through the Mark A. Emalfarb Trust U/A/D October 1, 1987, as amended (the “MAE Trust”) of which he is the trustee and beneficiary, owned approximately 15.4% of our outstanding common stock as of December 31, 2022. Further, the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), whose beneficiaries are the descendants and spouse of Mr. Emalfarb, owned approximately 12.4% of our outstanding common stock as of December 31, 2022. We have historically been partially controlled, managed and partially funded by Mr. Emalfarb, and affiliates of Mr. Emalfarb. Collectively, Mr. Emalfarb and stockholders affiliated with Mr. Emalfarb controlled approximately 27.8% of our outstanding common stock as of December 31, 2022.

Mr. Emalfarb may be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Emalfarb may not always coincide with the interests of other stockholders, and he may take actions that advance his personal interests and are contrary to the desires of our other stockholders.

If our existing officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control and might affect the market price of our stock, even when a change may be in the best interests of all stockholders. Certain of our principal stockholders may elect to increase their holdings of our common stock, which may have the impact of delaying or preventing a change of control. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

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

As of December 31, 2022, there were 28,563,100 shares of our common stock outstanding. Approximately 34.5% of these outstanding common shares are beneficially owned or controlled by our executive officers, directors and principal stockholders.

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

Leases

Jupiter, Florida Headquarters

The Company’s corporate headquarters are located in Jupiter, Florida. The Company occupies approximately 2,000 square feet with a monthly rental rate and common area maintenance charges of approximately $4,500. The lease will expire on September 1, 2023. The Company will reconsider the square footage of the leased space to align with the staffing requirements of the future operations of the Company.

The Netherlands Office

The Company maintains a small satellite office in Wageningen, The Netherlands. The Company occupies a flexible office space for an annual rental rate of approximately $4,000. The lease expires on January 31, 2024, and thereafter, the Company will reconsider the leased space to align with the future operations of the Company.

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

Principal Market or Markets

As of December 31, 2022, Dyadic had two classes of capital stock authorized, common stock and preferred stock. Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. There were no shares of preferred stock outstanding for the reported period. The number of record holders of our common stock as of December 31, 2022 was 51. There have been no stock dividends within the last three years. Any future determination to pay dividends will be at the discretion of our Board of Directors (the “Board”).

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12.

Treasury Stock

As of December 31, 2022 and 2021, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Issuer Purchases of Equity Securities

Stock Repurchase Programs

There were no repurchases of any class of the Company’s capital stock in 2022.

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

Overview

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes several third-party consultants and research organizations to carry out the Company’s activities. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1.

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

After the DuPont Transaction, the Company has been focused on building innovative microbial platforms to address the growing demand for global protein bioproduction and unmet clinical needs for effective, affordable, and accessible biopharmaceutical products for human and animal health and for other biologic products for use in non-pharmaceutical applications.

The C1-cell protein production platform is a robust and versatile thermophilic filamentous fungal expression system for the development and production of biologic products including enzymes and other proteins for human and animal health. Some examples of human and animal vaccines and drugs which have the potential to be produced from C1-cells are protein antigens, ferritin nanoparticles, virus-like particles (“VLPs”), monoclonal antibodies (“mAbs”), Bi/Tri-specific antibodies, Fab antibody fragments, Fc-fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies which are designed to leverage its C1-cell protein production platform to develop innovative vaccines and drugs, biosimilars and/or biobetters.

The Company also developed the Dapibus™ thermophilic filamentous fungal based microbial protein production platform to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

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

Royalties: With respect to licenses deemed to be the predominant item to which thesales-based royalties relate, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its sublicensing arrangements.

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

The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company currently is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2017. See Note 4 to the Consolidated Financial Statements.

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

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Research and development revenue	$2,683,244	$2,403,831
License revenue	$247,059	$—
Cost of research and development revenue	$2,123,193	$1,944,438

For each of the years ended December 31, 2022 and 2021, the Company’s revenue was generated from fourteen collaborations. The increase in revenue and cost of research and development revenue was due to a number of larger research collaborations conducted during 2022. The license revenue recorded in the year ended December 31, 2022 was in connection with the Phibro/Abic and Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the year ended December 31, 2022 decreased to approximately $4,501,000 compared to $8,392,000 for the year ended December 31, 2021. The decrease primarily reflected the winding down of activities for contract research organization and pharmaceutical quality and regulatory consultants to manage and support the pre-clinical and clinical development as well as a decrease in cGMP manufacturing costs as the Company started the dosing of Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate in January 2023.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022, decreased to approximately $6,422,000 compared to $6,698,000 for the year ended December 31, 2021. The decrease principally reflected a decrease in legal expenses of $500,000, offset by increases in incentives of $133,000, insurance premiums of $56,000, business development and investor relations costs of $16,000, and other increases of $19,000.

Foreign Currency Exchange

Foreign currency exchange loss for the year ended December 31, 2022, was approximately $50,000 compared to $97,000 for the year ended December 31, 2021. The decrease reflected the currency fluctuation of the Euro in comparison to the U.S. dollar.

Interest Income

Interest income for the year ended December 31, 2022, increased to approximately $180,000 compared to $52,000 for the year ended December 31, 2021. The increase was primarily due to an increase in interest rates and yield on the Company’s investment grade securities, which are classified as held-to-maturity.

Other Income

For the year ended December 31, 2022, the Company recorded $250,000 related to a settlement payment we received from the termination of a proposed license and collaboration. For the year ended December 31, 2021, the Company recorded a gain from the sale of its investment in BDI in the amount of approximately $1,606,000.

Income Taxes

The Company had net operating loss (“NOL”) carryforwards available as of December 31, 2022 and 2021, in the amount of approximately $44.0 million and $39.9 million, respectively. Approximately $41.1 million of the net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the net operating loss carryforwards will expire at varying dates through 2037.

Net Loss

Net loss for the year ended December 31, 2022 was approximately $9.7 million compared to a net loss of $13.1 million for the year ended December 31, 2021. The decrease in net loss of approximately $3.4 million was principally due to an increase in revenue of $0.5 million, decreases in research and development expenses of $3.9 million and general and administrative expenses of $0.3 million, partially offset by a decrease in other income of $1.2 million.

Liquidity and Capital Resources

Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, revenues from our research collaboration agreements and license agreements, and funds from the exercise of employee stock options. In addition, in August 2021, the Company received approximately $1.6 million from the BDI Sale, In December 2021, the Company received an upfront payment of $0.5 million for a non-exclusive license from Janssen. In January 2023, the Company received cash payment of approximately $1.27 million from the sale of its equity interest in Alphazyme, LLC.

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

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flows to provide the working capital needs for our operations. We believe that our existing cash position and investments in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. However, in the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and/or other means to meet our financing requirements. The Company has self-funded the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100 and in February 2023 completed the dosing of its related Phase 1 clinical trial to demonstrate the safety in humans of a protein produced from the C1-cell protein production platform. The Company does not anticipate the need to spend significant additional capital to support the continued development, manufacturing and testing of DYAI-100 in 2023 and beyond.

At December 31, 2022, cash and cash equivalents were approximately $5.8 million compared to $15.7 million at December 31, 2021. The carrying value of investment grade securities, including accrued interest at December 31, 2022 was approximately $6.9 million compared to $4.6 million at December 31, 2021.

Net cash used in operating activities for the year ended December 31, 2022 of approximately $8.1 million resulted from a net loss of $9.7 million adjusted for share-based compensation expenses of $1.9 million, offset by changes in operating assets and liabilities of $0.3 million.

Net cash used in operating activities for the year ended December 31, 2021 of approximately $11.3 million resulted from a net loss of $13.1 million adjusted by a gain from the sale of investment in BDI of $1.6 million, offset by share-based compensation expenses of $1.8 million, amortization of held-to-maturity securities of $0.3 million, and changes in operating assets and liabilities of $1.3 million.

Net cash used in investing activities for the year ended December 31, 2022 was approximately $2.4 million compared to net cash provided by investing activities of $5.2 million for the year ended December 31, 2021. Cash flows from investing activities in 2022 were primarily related to proceeds from maturities, net of purchases of investment grade debt securities. Cash flows from investing activities in 2021 were primarily related to proceeds from maturities, net of purchases of investment grade debt securities, and proceeds from the sale of our equity interest in BDI.

Net cash provided by financing activities for the year ended December 31, 2022 was approximately $0.5 million compared to $1.2 million for the year ended December 31, 2021. Cash flows from financing activities in 2022 and 2021 were primarily related to proceeds received from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report because we are a “smaller reporting company.”

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d- 15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2022 fiscal year.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2022 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2022 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2022 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2023 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2022 fiscal year.

PART IV

Item 15.	Financial Statement and Exhibits

(a)     Financial Statement

Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.

(b)     Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
2.1*#	Investment Shareholders Agreement with respect to Biotechnology Developments for Industry, S.L, and VLP The Vaccines Company, S.L.U. dated June 30, 2017	10-12G	2.1	January 14, 2019
2.2#	Sale and Purchase of Shares Agreement of Biotechnology Developments for Industry, S.L. dated July 26, 2021	8-K	10.1	July 27, 2021
2.3#	Sale and Purchase of Shares Agreement of VLP The Vaccine Company, S.L.U. dated July 26, 2021	8-K	10.2	July 27, 2021
2.4#	Amendment No. 1 dated July 26, 2021 to the Service Framework Agreement dated June 30, 2017	8-K	10.3	July 27, 2021
3.1#	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2#	Third Amended and Restated Bylaws dated March 28, 2023	8-K	3.1	March 29, 2023
4.1#	Specimen Stock Certificate Evidencing Shares of Common Stock	10-12G	4.1	January 14, 2019
4.2#	Description of Securities	S-3		August 13, 2020
10.1**#	Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.2	January 14, 2019
10.2**#	Dyadic International, Inc. 2021 Equity Incentive Plan	S-8	4.3	August 12, 2021
10.3**#	POST-EFFECTIVE AMENDMENT NO. 1 TO FORM S-8 for Dyadic International, Inc. 2006 Stock Option Plan, Dyadic International, Inc. 2011 Equity Incentive Plan, and Dyadic International, Inc. 2021 Equity Incentive Plan	S-8 POS		August 12, 2021
10.4**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.3	January 14, 2019
10.5**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.4	January 14, 2019
10.6**#	Employment Agreement, dated June 16, 2016, and First Amendment dated January 23, 2017, by and between Dyadic International, Inc. and Mark A. Emalfarb	10-12G	10.5	January 14, 2019
10.6.1**#	Second Amendment to Employment Agreement between Dyadic International, Inc. and Mark A. Emalfarb, dated as of November 12, 2019	8-K	10.1	November 13, 2019
10.7**#	Consulting Agreement, dated January 1, 2016, by and between Dyadic Netherlands B.V. and Sky Blue Biotech kft on behalf of Ronen Tchelet	10-12G	10.7	January 14, 2019
10.8**#	Compensation Letter, dated March 26, 2018, by and between Dyadic International, Inc. and Ping W. Rawson	10-12G	10.9	January 14, 2019
10.9**#	Employment Agreement between Dyadic International Inc. and Joseph Hazelton dated November 9, 2021	8-K	10.1	November 9, 2021
10.10#	Form of Director and Officer Indemnification Agreement	10-12G	10.10	January 14, 2019
10.11#	Intracoastal Pointe Office Building Lease Agreement by and between Dyadic International, Inc. and Quentin Partners Co. dated December 30, 2010 and Renewal of Lease dated June 8, 2018	10-K	10.11	March 30, 2020
10.11.1	Intracoastal Pointe Office Building Lease Agreement by and between Dyadic International, Inc. and Quentin Partners Co. dated December 30, 2010 and Renewal of Lease dated August 29, 2022				X
10.12†#	Pharma License Agreement with Danisco US, Inc. dated December 31, 2015	10-12G	10.12	January 14, 2019
10.13†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated September 2, 2016	10-12G	10.13	January 14, 2019
10.13.1†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated June 28, 2019	8-K	10.1	July 5, 2019
10.14†#	Research Services Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.14	January 14, 2019
10.15†#	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-12G	10.15	January 14, 2019
10.16†#	Feasibility Study Agreement with Sanofi-Aventis Deutschland GmbH dated September 7, 2018	10-12G	10.16	January 14, 2019
10.17†#	License Agreement with VTT Technical Research Centre of Finland Ltd dated July 17, 2017	10-12G	10.17	January 14, 2019
10.18†#	Joint Development Agreement	8-K	10.1	May 11, 2022

10.19†#	Research and Commercialization Collaboration Agreement with Serum Institute of India Pvt. Ltd., dated May 7, 2019	8-K	10.1	May 8, 2019
10.20†#	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019	8-K	10.1	May 8, 2019
10.20.1†#	Amended and Restated Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated June 24, 2020	8-K	10.1	June 29, 2020
10.21†#	Sub-License Agreement among Dyadic International (USA), Inc., Luina Bio Pty Ltd. and Novovet Pty Ltd, dated April 26, 2019	8-K	10.1	May 2, 2019
10.21.1†#	Shareholders Agreement among Dyadic International (USA), Inc., JCL Biologics Pty Ltd and Novovet Pty Ltd, dated April 26, 2019	8-K	10.2	May 2, 2019
10.22#	Open Market Sale Agreement by and between the Company and Jefferies LLC, dated August 13, 2020	S-3	1.2	August 13, 2020
10.23#	Master Services Agreement and Work Order, between Dyadic International (USA), Inc. and CR2O B.V., Dated May 28, 2021	8-K	10.1	June 3, 2021
10.24†#	Research, License, and Collaboration Agreement with Janssen dated December 16, 2021	8-K	10.1	December 16, 2021
10.25†#	Alphazyme Sale Agreement dated January 18, 2023	8-K	10.1	January 23, 2023
14	Code of Ethics (1)				(1)
21.1#	Subsidiaries of the Registrant	10-12G	21.1	January 14, 2019
23.1	Consent of Independent Registered Public Accounting Firm				x
31.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer of Dyadic Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Chief Executive Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Chief Financial Officer of Dyadic Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DYADIC INTERNATIONAL, INC.

March 29, 2023	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

March 29, 2023	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Emalfarb	Chief Executive Officer, Director	March 29, 2023
Mark A. Emalfarb	(Principal Executive Officer)

/s/ Ping W. Rawson	Chief Financial Officer	March 29, 2023
Ping W. Rawson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael P. Tarnok	Chairman, Director	March 29, 2023
Michael P. Tarnok

/s/ Jack L. Kaye	Director	March 29, 2023
Jack L. Kaye

/s/ Seth J. Herbst	Director	March 29, 2023
Seth J. Herbst, MD

/s/Arindam Bose	Director	March 29, 2023
Arindam Bose, Ph.D.

/s/Barry C. Buckland	Director	March 29, 2023
Barry C. Buckland, Ph.D.

/s/ Patrick Lucy	Director	March 29, 2023
Patrick Lucy

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Dyadic International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dyadic International, Inc. and Subsidiaries (“Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Mayer Hoffman McCann P.C.
We have served as the Company’s auditor since 2008.

St. Peterburg, Florida

March 29, 2023

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,794,272	$15,748,480
Short-term investment securities	6,847,270	4,511,780
Interest receivable	58,285	94,375
Accounts receivable	330,001	277,831
Prepaid expenses and other current assets	392,236	375,830
Total current assets	13,422,064	21,008,296

Non-current assets:
Investment in Alphazyme	284,709	284,709
Other assets	6,045	6,117
Total assets	$13,712,818	$21,299,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,276,313	$1,547,953
Accrued expenses	955,081	709,560
Deferred research and development obligations	40,743	151,147
Deferred license revenue, current portion	176,471	147,059
Total current liabilities	2,448,608	2,555,719

Deferred license revenue, net of current portion	176,471	352,941
Total liabilities	2,625,079	2,908,660

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 40,816,602 and 40,482,659, outstanding shares - 28,563,100 and 28,229,157 as of December 31, 2022 and 2021, respectively	40,817	40,483
Additional paid-in capital	103,458,697	101,026,496
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(73,481,860)	(63,746,602)
Total stockholders’ equity	11,087,739	18,390,462
Total liabilities and stockholders’ equity	$13,712,818	$21,299,122

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Revenues:
Research and development revenue	$2,683,244	$2,403,831
License revenue	247,059	—
Total revenue	2,930,303	2,403,831

Costs and expenses:
Costs of research and development revenue	2,123,193	1,944,438
Research and development	4,501,365	8,392,370
General and administrative	6,421,505	6,697,617
Foreign currency exchange loss	49,918	96,893
Total costs and expenses	13,095,981	17,131,318

Loss from operations	(10,165,678)	(14,727,487)

Other income:
Interest income	180,420	51,704
Other income	250,000	1,605,532
Total other income	430,420	1,657,236

Net loss	$(9,735,258)	$(13,070,251)

Basic and diluted net loss per common share	$(0.34)	$(0.47)

Basic and diluted weighted-average common shares outstanding	28,364,482	27,838,047

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at December 31, 2020	39,747,659	$39,748	(12,253,502)	$(18,929,915)	$98,013,079	$(50,676,351)	$28,446,561

Stock-based compensation expenses	—	—	—	—	1,784,102	—	1,784,102

Issuance of common stock upon exercise of stock options	735,000	735	—	—	1,229,315	—	1,230,050

Net loss	—	—	—	—	—	(13,070,251)	(13,070,251)

Balance at December 31, 2021	40,482,659	$40,483	(12,253,502)	$(18,929,915)	$101,026,496	$(63,746,602)	$18,390,462

Stock-based compensation expenses	—	—	—	—	1,888,944	—	1,888,944

Issuance of common stock upon exercise of stock options	333,943	334	—	—	543,257	—	543,591

Net loss	—	—	—	—	—	(9,735,258)	(9,735,258)

Balance at December 31, 2022	40,816,602	$40,817	(12,253,502)	$(18,929,915)	$103,458,697	$(73,481,860)	$11,087,739

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(9,735,258)	$(13,070,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,888,944	1,784,102
Amortization of held-to-maturity securities, net	33,790	329,612
Gain on investment in BDI	—	(1,605,532)
Foreign currency exchange loss	49,918	96,893
Changes in operating assets and liabilities:
Interest receivable	36,090	17,872
Accounts receivable	(83,265)	(31,792)
Prepaid expenses and other current assets	(13,925)	(95,366)
Accounts payable	(248,128)	549,562
Accrued expenses	245,521	219,824
Deferred license revenue	(147,058)	500,000
Deferred research and development obligations	(110,404)	28,131
Net cash used in operating activities	(8,083,775)	(11,276,945)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(9,869,280)	(11,283,940)
Proceeds from maturities of investment securities	7,500,000	14,900,000
Proceeds from the sale of investment in BDI	—	1,605,532
Net cash (used in) provided by investing activities	(2,369,280)	5,221,592

Cash flows from financing activities
Proceeds from exercise of options	543,591	1,230,050
Net cash provided by financing activities	543,591	1,230,050
Effect of exchange rate changes on cash	(44,744)	(63,262)
Net decrease in cash and cash equivalents	(9,954,208)	(4,888,565)
Cash and cash equivalents at beginning of period	15,748,480	20,637,045
Cash and cash equivalents at end of period	$5,794,272	$15,748,480

The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:     Organization and Summary of Significant Accounting Policies

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes several third-party consultants and research organizations to carry out the Company’s activities. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy, BASF, Codexis and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1.

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

After the DuPont Transaction, the Company has been focused on building innovative microbial platforms to address the growing demand for global protein bioproduction and unmet clinical needs for effective, affordable, and accessible biopharmaceutical products for human and animal health and for other biologic products for use in non-pharmaceutical applications.

The C1-cell protein production platform is a robust and versatile thermophilic filamentous fungal expression system for the development and production of biologic products including enzymes and other proteins for human and animal health. Some examples of human and animal vaccines and drugs which have the potential to be produced from C1-cells are protein antigens, ferritin nanoparticles, virus-like particles (“VLPs”), monoclonal antibodies (“mAbs”), Bi/Tri-specific antibodies, Fab antibody fragments, Fc-fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies which are designed to leverage its C1-cell protein production platform to develop innovative vaccines and drugs, biosimilars and/or biobetters.

The Company also developed the Dapibus™ thermophilic filamentous fungal based microbial protein production platform to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

Liquidity and Capital Resources

We rely on our existing cash and cash equivalents, investments in debt securities, and operating cash flows to provide the working capital needs for our operations. We believe that our existing cash position and investments in investment grade securities will be adequate to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months. However, in the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise funds through public or private equity offerings, and/or other means to meet our financing requirements. The Company has self-funded the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100, and in February 2023 completed the dosing of its related Phase 1 clinical trial to demonstrate the safety in humans of a protein produced from the C1-cell protein production platform. We do not expect that significant amounts of additional capital will be needed to support the continued development, manufacturing and testing of DYAI-100 in 2023 and beyond.

In January 2023, the Company received cash payment of approximately $1.27 million from the sale of its equity interest in Alphazyme, LLC. See Note 8 Subsequent Events for details.

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

The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated, and operating decisions are made. Management evaluates performance and allocates resources based on the Company as a whole.

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

For each of the years ended December 31, 2022 and 2021, the Company’s revenue was generated from fourteen customers. As of  December 31, 2022 and 2021, the Company’s accounts receivable was from six and eight customers, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the years ended December 31, 2022 and 2021, the Company had six and eight customers outside of the United Sates (i.e. European and Asian customers) that accounted for approximately $586,000 or 21.8% and $1,716,000 or 71.3% of total revenue, respectively. As of  December 31, 2022 and 2021, the Company had four and four customers outside of the United Sates (i.e. European and Asian customers) that accounted for approximately $91,000 or 27.4% and $157,000 or 56.4% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects and manage its clinical trial. For the years ended December 31, 2022 and 2021, three CROs accounted for approximately $5,575,000 or 97.9% and $9,061,000 or 95.1% of total research services we purchased, respectively. As of  December 31, 2022, three CROs accounted for approximately $1,018,000 or 79.7% of accounts payable. As of  December 31, 2021, two CROs accounted for approximately $1,312,000 or 84.8% of accounts payable. The loss of business from any CRO or a combination of the Company’s CROs could adversely affect its operations.

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

As of December 31, 2022 and 2021, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of December 31, 2022 and 2021.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Substantially all our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for doubtful accounts as of  December 31, 2022 and 2021.

Accounts receivable consist of the following:

	December 31,
	2022	2021
Billed receivable	$115,469	$101,175
Unbilled receivable	214,532	176,656
	$330,001	$277,831

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
Prepaid insurance	$265,429	$326,712
Prepaid expenses - various	124,273	45,839
Prepaid taxes	2,534	3,279
	$392,236	$375,830

Accounts Payable

Accounts payable consist of the following:

	December 31,
	2022	2021
Research and development expenses	$1,067,958	$1,363,889
Legal expenses	56,514	27,675
Other	151,841	156,389
	$1,276,313	$1,547,953

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Employee wages and benefits	$580,264	$405,758
Research and development expenses	343,457	194,250
Other	31,360	109,552
	$955,081	$709,560

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, during the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Outside contracted services	$3,707,269	$7,607,035
Personnel related costs	743,051	773,823
Facilities, overhead and other	51,045	11,512
	$4,501,365	$8,392,370

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

On January 18, 2023, the Company entered into a Securities Purchase Agreement, under which the Company agreed to sell its equity interest in Alphazyme, LLC (the “Alphazyme Sale Agreement”). After taking into account the adjustments for the transaction and legal expenses, payments to the Company were approximately US$1.27 million in connection with the sale. See Note 8 Subsequent Events for details.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share adjusts the weighted average number of common stock outstanding for the potential dilution that could occur if common stock equivalents, such as stock options, warrants, restricted stock, restricted stock units and convertible debt, were exercised and converted into common stock, calculated by applying the treasury stock method.

For the years ended December 31, 2022 and 2021, the effect of the potential exercise of options to purchase 5,031,097 and 4,774,215 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Note 2:     Cash, Cash Equivalent, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, and its investments in money market funds are classified as cash equivalents. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of December 31, 2022 and 2021:

	December 31, 2022
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$26,782	$—	$—	$26,782
Money Market Funds	1	5,767,490	—	—	5,767,490
Subtotal		5,794,272	—	—	5,794,272
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	6,800,062	—	(47,208)	6,847,270
Total		$12,594,334	$—	$(47,208)	$12,641,542

	December 31, 2021
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,377,094	$—	$—	$1,377,094
Money Market Funds	1	14,371,386	—	—	14,371,386
Subtotal		15,748,480	—	—	15,748,480
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	4,509,285	—	(2,495)	4,511,780
Total		$20,257,765	$—	$(2,495)	$20,260,260

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) For the years ended December 31, 2022 and 2021, the Company received discounts of $6,280 and paid premiums of $283,940 to purchase held-to-maturity investment securities, respectively.

The Company considers declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2022, the Company does not consider any of its investments to be other-than-temporarily impaired.

Note 3:     Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately-Held Companies

A Global Food Ingredient Company

On May 10, 2022, the Company entered into a Joint Development Agreement (the “JDA”) with a Global Food Ingredient Company (“GFIC”) to develop and manufacture several animal free ingredient products using the Company’s biotechnologies.

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

The JDA can be terminated in its entirety along with any sublicense granted, with or without cause by either party, within 90 business days after receipt of written termination notice.

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

Based on management’s assessment, the Company concluded the agreed-upon research and development services and the R&D license under the R&D plan should be combined and accounted for as one single performance obligation in consideration of the service fees. Accordingly, the Company recorded the service fees as research and development revenue using the cost-based input method in accordance with the Company’s policy (Note 1).

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

For the year ended December 31, 2022, the Company recorded research and development revenues of approximately $790,000 in connection with the JDA.

Phibro/Abic

On February 10, 2022, the Company entered into an exclusive sub-license agreement with Abic Biological Laboratories Ltd. (“Abic”), an affiliate of Phibro Animal Health Corporation (“Phibro”) to provide services for a targeted disease (the “Phibro/Abic Agreement”). The Phibro/Abic Agreement was an addendum to the initially non-exclusive sub-license agreement the Company signed with Phibro on July 1, 2020. According to the Phibro/Abic Agreement, the Company received an exclusivity payment in April 2022. In July 2022, the Company expanded the license agreement to include an additional research project to develop another animal vaccine for livestock.

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

Accordingly, the Company records the R&D services as research and development revenue using the cost-based input method in accordance with the Company’s policy (Note 1).

Under the Phibro/Abic Agreement, the Company has received an exclusivity payment in April 2022 and is elgible to receive certain milestone payment upon regulatory approval, and future sales-based royalty payments. The milestone payment is considered constrained variable consideration and excluded from the transaction price at inception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company will not recognize revenue related to sales-based royalty until the associated event occurs.

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

As of  December 31, 2022, the deferred license revenue, current and non-current portion were approximately $176,000 and $176,000, respectively. For the years ended December 31, 2022 and 2021, the Company recorded research and development revenues of $539,000 and $0, respectively, in connection with the Janssen Agreement. As of  December 31, 2022 and 2021, approximately $121,000 and $0 of accounts receivable were related to the Janssen Agreement, respectively.

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

For the years ended December 31, 2022 and 2021, the Company recorded research and development revenues of approximately $109,000 and $194,000, respectively, in connection with IDBiologics. As of  December 31, 2022 and 2021, $0 and approximately $27,000 of unbilled accounts receivable were related to IDBiologics, respectively.

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

On January 18, 2023, the Company entered into a Securities Purchase Agreement, under which the Company agreed to sell its equity interest in Alphazyme, LLC (the “Alphazyme Sale Agreement”). Net proceeds to the Company were approximately $1.27 million in connection with the sale. The Company also has the potential to receive additional payments based on the future sales of Alphazyme’s existing products, pursuant to the Alphazyme Sale Agreement.

The Amended Sublicense Agreement between Dyadic and Alphazyme, which was previously entered on June 24, 2020, remains in effect. Under the Amended Alphazyme Sub-License Agreement, Dyadic is entitled to potential milestone and royalty payments upon the commercialization of Alphazyme products using Dyadic’s proprietary C1-cell protein production platform.

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

For the years ended December 31, 2022 and 2021, there was no research and development revenue or research and development expenses associated with the Amended SFA.

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

Note 4:     Income Taxes

For the year ended December 31, 2022, there was no provision for income taxes or unrecognized tax benefits recorded.

The significant components of gain (loss) before income taxes are as follows:

	Years Ended December 31,
	2022	2021
U.S. operations	$(9,828,427)	$(13,115,869)
Foreign operations	93,169	45,618
Total loss before provision for income taxes	$(9,735,258)	$(13,070,251)

The Company has no current or deferred income tax for the years ended December 31, 2022 and 2021.

The income tax provision differs from the expense amount that would result from applying the federal statutory rates to income before income taxes due to permanent differences, state income taxes and a change in the deferred tax valuation allowance.

The reconciliation between the statutory tax rate and the Company’s actual effective tax rate is as follows:

	Years Ended December 31,
	2022	2021
Tax at U.S. statutory rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	(4.35)	(4.52)
Non-deductible items	—	(0.84)
Change in valuation allowance	24.77	28.09
True-up adjustment	0.34	0.06
Foreign operations	0.24	0.09
Change in tax rate	—	(1.88)
Other	—	—
Effective income tax rate	—%	—%

The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2022	2021
Stock option expense	$1,341,900	$947,400
NOL carryforward	11,524,900	10,509,900
Research and development credits	1,623,100	1,656,500
Section 174 - R&D expenses	1,046,400	—
Unrealized gain from investment in Alphazyme	—	(72,100)
Other	(78,200)	(6,100)
Deferred tax asset, net of deferred tax liabilities	15,458,100	13,035,600
Valuation allowance	(15,458,100)	(13,035,600)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset, was offset by a full valuation allowance as of December 31, 2022 and 2021.

The Company had net operating loss (“NOL”) carryforwards available as of December 31, 2022, and 2021, in the amount of approximately $44.0 million and $39.9 million, respectively. Approximately $41.1 million of the net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the net operating loss carryforwards will expire at varying dates through 2037.

The Tax Cuts and Jobs Act eliminated the current year deduction election for research and experimental expenditures. Instead, a taxpayer must charge such expenditures to a capital account and is allowed to amortize such expenditures ratably over a five-year period (or fifteen-year period for expenditures attributable to foreign research), beginning with the midpoint of the tax year in which such expenditures are paid or incurred.

Note 5:     Commitments and Contingencies

Leases

Jupiter, Florida Headquarters

The Company’s corporate headquarters are located in Jupiter, Florida. The Company occupies approximately 2,000 square feet with a monthly rental rate and common area maintenance charges of approximately $4,500. The lease will expire on September 1, 2023. The Company will reconsider the square footage of the leased space to align with the staffing requirements of the future operations of the Company.

The Netherlands Office

The Company maintains a small satellite office in Wageningen, The Netherlands. The Company occupies a flexible office space for an annual rental rate of approximately $4,000. The lease expires on January 31, 2024, and thereafter, the Company will reconsider the leased space to align with the future operations of the Company.

VTT Research Contract Extension

On September 12, 2022, the Company extended its research contract (“Amendment”) through December 2023 with VTT Technical Research Centre of Finland Ltd. (“VTT”). Under the terms of this Amendment, Dyadic will pay VTT a total of approximately EUR €1.1 million over fifteen months to continue developing Dyadic’s C1-cell protein production platform for therapeutic protein production, including C1 host system improvement, glycoengineering, and management of third-party target protein projects. Dyadic retains the right to terminate the Contract with 90 days’ notice.

Purchase Obligations

The following table provides a schedule of commitments related to agreements to purchase certain services in the ordinary course of business, as of December 31, 2022:

2023	$2,912,761
2024	164,794
2025	40,951
Total	$3,118,506

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

Note 6:     Share-Based Compensation

Description of Equity Plans

The 2021 Equity Incentive Award Plan (the “2021 Plan”) was adopted by the Company's Board of Directors on April 9, 2021, and approved by the Company’s Annual Meeting of Shareholders (the “Annual Meeting”) on June 11, 2021. The 2021 Plan serves as a successor to the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). Since the effective date of the 2021 Plan, all equity awards were made from the 2021 Plan, and no additional awards will be granted under the 2011 Plan. The 2021 Plan is reserved for issuance of a variety of share-based compensation awards, including stock options, restricted stock awards, restricted stock unit awards, performance award, dividend equivalents award, deferred stock awards, stock payment awards and stock appreciation rights. The 2021 Plan increased the number of shares available for grant by 3,000,000 in addition to the number of shares remaining available for the grant of new awards under the 2011 Plan as of April 16, 2021.

As of December 31, 2022, the Company had 5,031,097 stock options outstanding and an additional 3,672,561 shares of common stock available for grant under the 2021 Plan. As of December 31, 2021, there were 4,774,215 stock options outstanding and an additional 4,263,386 shares of common stock available for grant under the 2021 Plan.

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

Expected stock price volatility. The expected stock price volatility was calculated based on the Company’s own volatility. The Company reviews its volatility assumption on an annual basis and has used the Company’s historical volatilities.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the years ended  December 31, 2022 and 2021 are as follows:

Years Ended December 31,
	2022	2021
Risk-free interest rate	1.40% - 3.24%	0.05% - 1.24%
Expected dividend yield	—%	—%
Expected stock price volatility	61.30% - 61.58%	54.52% - 60.80%
Expected life of options (in years)	5.5 - 6.25	0.5 - 6.25

The following table summarizes the combined stock option activity under the Company’s Equity Compensation Plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2020	4,638,390	$2.44	5.64	$13,701,610
Granted	870,825	5.11
Exercised	(735,000)	1.67
Expired	—	—
Canceled	—	—
Outstanding at December 31, 2021	4,774,215	$3.04	6.14.	$8,413,444
Granted (1)	865,825	4.43
Exercised (2)	(333,943)	1.63
Expired (3)	(200,000)	5.47
Canceled (4)	(75,000)	4.81
Outstanding at December 31, 2022	5,031,097	$3.25	5.75	$13,000

Exercisable at December 31, 2022	3,655,280	$2.80	4.75	$13,000

Notes:

(1) Represents the following stock options granted:

•

Annual share-based compensation awards on January 3, 2022, including: (a)325,000 stock options with an exercise price of $4.81 per share granted to executives and key personnel, upon one year anniversary, or vesting annually in equal installments over four years, (b) 75,000 performance-based stock option to a key personnel with an exercise price of $4.81 per share, vesting upon the achievement of specified performance conditions, (c) 277,500 stock options with an exercise price of $4.81 per share granted to members of the Board of Directors, vesting upon one year anniversary, (d) 23,325 stock options with an exercise price of $4.81 per share granted to employees, vesting annually in equal installments over four years and (e) 15,000 stock options with an exercise price of $4.81 per share granted to a consultant, vesting upon one year anniversary.

•

One-time award on June 10, 2022, 150,000 stock options with an exercise price of $2.60 per share granted to the Board of Directors, vesting in one year from the grant date as a result of a reduction in director cash compensation.

(2) Represents the following stock options exercised:

•

150,000 stock options exercised at $1.87, 40,000 stock options exercised at $1.63, 8,943 stock options exercised at $1.57, and 50,000 stock options exercised at $1.44, 50,000 stock options exercised at $1.39, and 35,000 stock options exercised at $1.21.

(3) Represents the following stock options expired: 30,000 stock options with exercise price of $6.87, 90,000 stock options with exercise price of $5.27, 80,000 stock option with exercise price of $5.16.

(4) Represents the cancellation of performance-based stock options granted to the Company’s former Managing Director of Business Development and Licensing, who separated from the Company on April 22, 2022.

The weighted average grant-date fair market value of stock options granted for the years ended December 31, 2022 and 2021 was $2.49 and $2.49, respectively, based on the Black-Scholes option pricing model. The intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $365,000 and $1,730,000, respectively.

As of December 31, 2022 and 2021, total unrecognized compensation cost related to non-vested stock options granted under the Company’s equity compensation plans was $919,000 and $857,000, respectively, which is expected to be recognized over a weighted average period of 2.76 years and 3.07 years, respectively. The Company will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. There was no performance-based award recognized during the years ended  December 31, 2022 and 2021.

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Years Ended December 31,
	2022	2021
General and administrative	$1,661,025	$1,571,328
Research and development	227,919	212,774
Total	$1,888,944	$1,784,102

Note 7:     Shareholders’ Equity

Issuances of Common Stock

For the years ended December 31, 2022 and 2021 there were 333,943 and 735,000 shares of the Company's common stock issued, as a result of the exercise of stock options, with a weighted average issue price per share of $1.63 and $1.67, respectively.

Treasury Stock

As of December 31, 2022, and 2021, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

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

Note 8:     Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through March 29, 2023, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

Stock Option Grant

On January 3, 2023, the Company granted an annual stock option award with an exercise price of $1.38, including: (a) 406,250 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 262,500 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 24,100 stock options granted to employees, vesting annually in equal installments over four years, and (d)15,000 stock options granted to a consultant, vesting upon one year anniversary.

On January 3, 2023, the Company granted 247,961 restricted stock units (“RSUs”) vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended 2022. The Company also granted 163,044 RSUs, vesting upon one year anniversary, to the Board of Directors as a result of reduction in director cash compensation of 2023. The grant of these RSUs has been approved by the Compensation Committee of the Board of Directors in November 2022.

Sale of Equity Interest in Alphazyme

On January 18, 2023, the Company entered into a Securities Purchase Agreement, under which the Company agreed to sell its equity interest in Alphazyme, LLC. After taking into account the adjustments for the transaction and legal expenses, payments to the Company were approximately $1.27 million in connection with the sale. The Company also has the potential to receive additional payments based on the future sales of Alphazyme’s existing products, pursuant to the Alphazyme Sale Agreement.

The Amended and Restated Non-Exclusive Sublicense Agreement between Dyadic and Alphazyme, which was previously entered on June 24, 2020, remains in effect, under which, Dyadic is entitled to potential milestone and royalty payments upon the commercialization of Alphazyme products using Dyadic’s proprietary C1-cell protein production platform.