Form 10-Q
period 2023-03-31
DYADIC INTERNATIONAL INC
filed 2023-05-10
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of May 9, 2023 was 28,811,061.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Federal securities laws, particularly under Item 2 “Management’s Discussion and Analysis”. All statements other than statements of historical fact are forward‑looking. Examples of forward-looking statements include, but are not limited to, statements regarding industry prospects, future business, future results of operations or financial condition, future liquidity and capital resources, our ability to implement our agreements with third parties, management strategies, our competitive position. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance.

 Forward-looking statements involve many risks, uncertainties or other factors beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations and other service providers in order to carry out our research projects for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) our ability, and the ability of the contract research organizations and other third-party service providers with whom we are currently working with, to advance product candidates into, and successfully complete, preclinical studies and clinical trials; (9) the commercialization of our product candidates, if approved; (10) the pharmaceutical and biotech industry, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of our fungal based microbial protein production platforms and our other technologies; (11) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd, and contract research organizations that we engage with; (12) the speculative nature and illiquidity of equity securities received as consideration from sub-licenses; and (13) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023. We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Form 10-K filed with the SEC on March 29, 2023 and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Form 10-Q are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$6,374,090	$5,794,272
Short-term investment securities	5,362,635	6,847,270
Interest receivable	30,078	58,285
Accounts receivable	754,098	330,001
Prepaid expenses and other current assets	284,597	392,236
Total current assets	12,805,498	13,422,064

Non-current assets:
Investment in Alphazyme	—	284,709
Other assets	6,065	6,045
Total assets	$12,811,563	$13,712,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$770,371	$1,276,313
Accrued expenses	863,041	955,081
Deferred research and development obligations	65,207	40,743
Deferred license revenue, current portion	176,471	176,471
Total current liabilities	1,875,090	2,448,608

Deferred license revenue, net of current portion	132,353	176,471
Total liabilities	2,007,443	2,625,079

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 41,064,563 and 40,816,602, outstanding shares - 28,811,061 and 28,563,100 as of March 31, 2023, and December 31, 2022, respectively	41,065	40,817
Additional paid-in capital	104,131,274	103,458,697
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(74,438,304)	(73,481,860)
Total stockholders’ equity	10,804,120	11,087,739
Total liabilities and stockholders’ equity	$12,811,563	$13,712,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Research and development revenue	$933,934	$533,721
License revenue	44,118	114,706
Total revenue	978,052	648,427

Costs and expenses:
Costs of research and development revenue	726,918	404,746
Research and development	810,566	1,342,862
General and administrative	1,480,040	1,655,700
Foreign currency exchange loss (gain)	11,022	(10,248)
Total costs and expenses	3,028,546	3,393,060

Loss from operations	(2,050,494)	(2,744,633)

Other income:
Interest income	104,731	2,968
Other income	989,319	250,000
Total other income	1,094,050	252,968

Net loss	$(956,444)	$(2,491,665)

Basic and diluted net loss per common share	$(0.03)	$(0.09)

Basic and diluted weighted-average common shares outstanding	28,761,469	28,251,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
January 1, 2023	40,816,602	$40,817	(12,253,502)	$(18,929,915)	$103,458,697	$(73,481,860)	$11,087,739
Stock-based compensation expense	—	—	—	—	330,639	—	330,639
Issuance of common stock upon vesting of restricted stock units	247,961	248	—	—	341,938	—	342,186
Net loss	—	—	—	—	—	(956,444)	(956,444)
March 31, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,131,274	$(74,438,304)	$10,804,120

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
January 1, 2022	40,482,659	$40,483	(12,253,502)	$(18,929,915)	$101,026,496	$(63,746,602)	$18,390,462
Stock-based compensation expense	—	—	—	—	453,791	—	453,791
Issuance of common stock upon exercise of stock options	35,000	35	—	—	42,315	—	42,350
Net loss	—	—	—	—	—	(2,491,665)	(2,491,665)
March 31, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,522,602	$(66,238,267)	$16,394,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(956,444)	$(2,491,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	330,639	453,791
Amortization of held-to-maturity securities, net	(8,597)	13,446
Gain from the sale of investment in Alphazyme	(989,319)	—
Foreign currency exchange loss (gain), net	11,021	(10,247)
Changes in operating assets and liabilities:
Interest receivable	28,207	65,481
Accounts receivable	(413,991)	(241,002)
Prepaid expenses and other current assets	107,610	131,299
Accounts payable	(526,556)	(679,918)
Accrued expenses	250,146	(176,396)
Deferred research and development obligation	24,464	163,859
Deferred license revenue	(44,118)	(79,031)
Net cash used in operating activities	(2,186,938)	(2,850,383)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(719,767)	(5,020,850)
Proceeds from maturities of investment securities	2,213,000	4,500,000
Proceeds from the sale of investment in Alphazyme	1,274,007	—
Net cash provided by (used in) investing activities	2,767,240	(520,850)

Cash flows from financing activities
Proceeds from exercise of options	—	42,350
Net cash provided by financing activities	—	42,350
Effect of exchange rate changes on cash	(484)	(568)
Net decrease in cash and cash equivalents	579,818	(3,329,451)
Cash and cash equivalents at beginning of period	5,794,272	15,748,480
Cash and cash equivalents at end of period	$6,374,090	$12,419,029

Non-cash item
Vesting of restricted stock units	$342,186	$—

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

Subsequent to the Company selling its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the “DuPont Transaction”) on December 31, 2015, the Company has been focused on building the C1-cell protein production platform for the development and production of biologic products including enzymes and other proteins for human and animal health. Some examples of human and animal vaccines and drugs which have the potential to be produced from C1-cells are protein antigens, ferritin nanoparticles, virus-like particles (“VLPs”), monoclonal antibodies (“mAbs”), Bi/Tri-specific antibodies, Fab antibody fragments, Fc-fusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies which are designed to leverage its C1-cell protein production platform to develop innovative vaccines and drugs, biosimilars and/or biobetters.

The Company also developed the Dapibus™ thermophilic filamentous fungal based microbial protein production platform to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

Liquidity and Capital Resources

The Company expects to incur losses and have negative net cash flows from operating activities as it continues developing its microbial platforms and related products, and as it expands its pipelines and engages in further research and development activities. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through the sublicensing of the Company’s technologies and, accordingly, to raise enough capital to finance these developmental efforts.

The Company expects its existing cash and cash equivalents, investments in debt securities, and operating cash flows will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Form 10-Q. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

The Company has self-funded the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100. In February 2023, the dosing of the DYAI-100 Phase 1 clinical trial to demonstrate the safety in humans of a protein produced from the C1-cell protein production platform was completed in South Africa. A six-month follow up study is currently ongoing with Phase 1 full study report expected in the second half of 2023. We do not expect a significant amount of additional capital needed to complete Phase 1 clinical trial of DYAI-100 in 2023. In addition, we do not plan to continue Phase 2/3 clinical trials of DYAI-100 unless we obtain funding from our partners and collaborators.

In  January 2023, the Company received a cash payment of approximately $1.27 million from the sale of its equity interest in Alphazyme, LLC.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2022, included in our Form 10-K which was filed with the SEC on March 29, 2023.

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

Use of Estimates

The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from these estimates under different assumptions or conditions. Such differences could be material to the consolidated financial statements.

Concentrations and Credit Risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities, and accounts receivable. At times, the Company has cash, cash equivalents, and investment securities at financial institutions exceeding the Federal Depository Insurance Company (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insured limit on domestic currency and the Netherlands’ FDIC counterpart for foreign currency. The Company currently deals with four reputable financial institutions and has not experienced any losses in those accounts.

For the three months ended  March 31, 2023 and 2022, the Company's revenue was generated from seven and eight customers, respectively. Significant customers are those that account for greater than 10% of the Company's revenues. For the three months ended  March 31, 2023 and 2022, three and six significant customers accounted for approximately $626,000 or 67.0% and $512,000 or 95.9% of total revenue, respectively. As of  March 31, 2023 and  December 31, 2022, the Company’s accounts receivable was from seven and six customers, of which, three customers accounted for approximately $588,000 or 78.1% and $291,000 or 88.2% of the total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  March 31, 2023 and 2022, the Company had one and three customer(s) outside of the United States (i.e., European and Asian customers) that accounted for approximately $154,288 or 16.5% and $136,000 or 25.5% of the revenue, respectively.

As of  March 31, 2023, the Company had three customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $100,000 or 13.3% of accounts receivable. As of December 31, 2022, the Company had four customers outside of the United States that accounted for approximately $91,000 or 27.4% of accounts receivable.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  March 31, 2023 and 2022, three and two CROs accounted for approximately $1,076,000 or 95.0% and $1,494,000 or 96.7% of total research services we purchased, respectively. As of March 31, 2023 and December 31, 2022, three CROs accounted for approximately $567,000 or 73.6% and $1,018,000 or 79.7% of the accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less when purchased as cash equivalents, including money market funds, which are unrestricted for withdrawal or use.

Investment Securities

The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. The Company invests excess cash balances in short-term and long-term investment grade securities. Short-term investment securities mature within twelve (12) months or less, and long-term investment securities mature over twelve (12) months from the applicable reporting date. Management determines the appropriate classification of each investment at the time of purchase and reevaluates the classifications at each balance sheet date.

The Company classifies its investments in debt securities as held-to-maturity. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, net of allowance for credit losses if applicable, and adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity security. When a debt security is purchased at a premium, both the face value of the debt and premium amount are reflected as investing outflow.

When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. The Company measures expected credit losses on held to maturity debt securities on an individual security basis. The estimate of expected credit losses considers historical credit information from external sources. The impairment of the investment that is related to the credit loss, if any, is expensed in the period in which the event or change occurred.

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  March 31, 2023 and December 31, 2022, all of our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of  March 31, 2023, or  December 31, 2022, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for credit losses as of  March 31, 2023, and  December 31, 2022.

Accounts receivable consist of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Billed receivable	$202,304	$115,469
Unbilled receivable	551,794	214,532
	$754,098	$330,001

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Prepaid insurance	$123,108	$265,429
Prepaid expenses - various	161,409	124,273
Prepaid taxes	80	2,534
	$284,597	$392,236

Accounts Payable

Accounts payable consist of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Research and development expenses	$577,967	$1,067,958
Legal expenses	144,110	56,514
Other	48,294	151,841
	$770,371	$1,276,313

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Research and development expenses	$588,739	$580,264
Employee wages and benefits	187,026	343,457
Other	87,276	31,360
	$863,041	$955,081

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are for the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Outside contracted services	$643,047	$1,135,556
Personnel related costs	152,194	206,790
Facilities, overhead and other	15,325	516
	$810,566	$1,342,862

Foreign Currency Transaction Gain or Loss

The Company and its foreign subsidiary use the U.S. dollar as its functional currency, and initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and property and non-monetary assets and liabilities are carried at historical rates.

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

Income Taxes

For the three months ended March 31, 2023, there was no provision for income taxes or unrecognized tax benefits recorded. As of  March 31, 2023 and  December 31, 2022, deferred tax assets were approximately $16.9 million and $15.5 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  March 31, 2023 and  December 31, 2022.

Other Income

For the three months ended March 31, 2023, other income of approximately $989,000 was related to the sale of the equity interest in Alphazyme, LLC. For the three months ended March 31, 2022, other income of $250,000 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

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

For the three months ended  March 31, 2023, a total of 5,581,991 shares of potentially dilutive securities, including 163,044 shares of unvested restrict stock units and options to purchase 5,418,947 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three months ended March 31, 2022, the effect of potential exercise of options to purchase 5,425,040 shares of common stock was excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. which replaces the incurred loss model with a forward-looking expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. ASU 2016-13 applies to financial assets, measured at amortized cost, including held-to-maturity debt securities and accounts receivable. ASU 2016-13 must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to members’ equity in the period of adoption. The Company adopted ASU 2016-13 and related amendments as of January 1, 2023, and the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to our consolidated financial statements.

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  March 31, 2023, and  December 31, 2022:

	March 31, 2023 (Unaudited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$139,306	$—	$—	$—	$139,306
Money Market Funds (2)	1	6,234,784	—	—	—	6,234,784
Subtotal		6,374,090	—	—	—	6,374,090
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	5,340,244	—	1,727	(24,118)	5,362,635
Total		$11,714,334	$—	$1,727	$(24,118)	$11,736,725

	December 31, 2022 (Audited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$26,782	$—	$—	$—	$26,782
Money Market Funds (2)	1	5,767,490	—	—	—	5,767,490
Subtotal		5,794,272	—	—	—	5,794,272
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	6,800,062	—	—	(47,208)	6,847,270
Total		$12,594,334	$—	$—	$(47,208)	$12,641,542

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) All of our money market funds were invested in U.S. Government money market funds.

(3) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(4) For the three months ended March 31, 2023 and 2022, the Company received discounts of $15,233 and paid premiums of $20,850 to purchase held-to-maturity investment securities, respectively. For the year ended  December 31, 2022 the Company received discounts of $6,280 to purchase held-to-maturity investment securities.

(5) The Company considers the declines in market value of its investment portfolio to be temporary in nature. As of  March 31, 2023 and December 31, 2022, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

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

For the three months ended March 31, 2023, the Company recorded research and development revenues of approximately $339,000 and Success Fees of approximately $65,500 in connection with the JDA.

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

Under the Phibro/Abic Agreement, the Company has received an exclusivity payment in April 2022 and is eligible to receive certain milestone payment upon regulatory approval, and future sales-based royalty payments. The milestone payment is considered constrained variable consideration and excluded from the transaction price at inception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company will not recognize revenue related to sales-based royalty until the associated event occurs. As of March 31, 2023, there were no events or circumstances that would change the transaction price and no milestone or royalty payments have been recognized.

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

As of  March 31, 2023, the upfront payment was recorded in deferred license revenue, current and non-current portion in the amount of approximately $176,000 and $132,000, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $44,000 and $15,000 of the upfront payment as license revenue, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded research and development revenues of approximately $189,000 and $15,000, respectively, in connection with the Janssen Agreement.

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

On April 25, 2021, the Company entered into a project agreement (the “Project Agreement”) to provide additional research services to IDBiologics. For the three months ended March 31, 2023 and 2022, the Company recognized approximately $0 and $109,000, respectively, of research and development revenue related to IDBiologics.

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

On June 24, 2020, the Company entered into an Amended and Restated Non-Exclusive Sub-License Agreement (the “Amended Sub-License Agreement”) with Alphazyme to amend and restate the Alphazyme Sub-License Agreement. Pursuant to the Amended Sub-License Agreement and in consideration of Dyadic’s transfer of its C1-cell protein production platform, Alphazyme issued 2.5% of the Class A shares of Alphazyme to Dyadic, and Dyadic became a party to the Alphazyme Limited Liability Company Agreement pursuant to which the Company will agree to certain customary rights, covenants and obligations. In addition, and subject to achieving certain milestones, Alphazyme is obligated to pay a potential milestone payment and royalties on net sales, if any, which incorporate Dyadic’s proprietary C1-cell protein production platform.

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

On January 18, 2023, the Company entered into a Securities Purchase Agreement, under which the Company agreed to sell its equity interest in Alphazyme, LLC (the “Alphazyme Sale Agreement”). The Company also has the potential to receive additional payments based on the future sales of Alphazyme’s existing products, pursuant to the Alphazyme Sale Agreement. The Amended Sublicense Agreement between Dyadic and Alphazyme, which was previously entered on June 24, 2020, remains in effect. Under the Amended Alphazyme Sub-License Agreement, Dyadic is entitled to potential milestone and royalty payments upon the commercialization of Alphazyme products using Dyadic’s proprietary C1-cell protein production platform. As of March 31, 2023, no milestones or royalty payments have been recognized.

In January 2023, the Company received a cash payment of approximately $1.27 million and recognized a gain of approximately $989,000 in other income associated with the sale.

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

Note 5:    Share-Based Compensation

Description of Equity Plans

The 2021 Equity Incentive Award Plan (the “2021 Plan”) was adopted by the Company's Board of Directors on April 9, 2021 and approved by the Company’s Annual Meeting of Shareholders (the “Annual Meeting”) on June 11, 2021. The 2021 Plan serves as a successor to the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). Since the adoption of the 2021 Plan, all equity awards were made from the 2021 Plan and no additional awards will be granted under the 2011 Plan. The 2021 Plan provides for the issuance of a variety of share-based compensation awards, including stock options, restricted stock awards, restricted stock unit awards, performance awards, dividend equivalents awards, deferred stock awards, stock payment awards and stock appreciation rights. As of April 16, 2021, the 2021 Plan increased the number of shares available for grant by 3,000,000 in addition to the number of shares remaining available for the grant of new awards under the 2011.

As of  March 31, 2023, the Company had 5,418,947 stock options outstanding and 163,044 unvested restricted stock units in addition to 2,873,706 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2022, there were 5,031,097 stock options outstanding in addition to 3,672,561 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted during the three months ended March 31, 2023 are as follows:

Risk-Free interest rate	3.90% - 3.93%
Expected dividend yield	—%
Expected stock price volatility	62.2%
Expected life of options (in years)	5.50 - 6.25

The following table summarizes the stock option activities during the three months ended March 31, 2023:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2022	5,031,097	$3.25	5.75	$13,000
Granted (1)	707,850	1.38
Exercised	—	—
Expired (2)	(320,000)	1.62
Canceled	—	—
Outstanding at March 31, 2023	5,418,947	$3.10	6.40	$642,791

Exercisable at March 31, 2023	4,004,318	$3.18	5.46	$359,651

_________________

Notes:

(1) Represents the following stock options granted:

•

Annual share-based compensation awards on January 3, 2023, including: (a) 406,250 stock options with an exercise price of $1.38 per share granted to executives and key personnel, upon one year anniversary, or vesting annually in equal installments over four years, (b) 262,500 stock options with an exercise price of $1.38 per share granted to members of the Board of Directors, vesting upon one year anniversary, (c) 24,100 stock options with an exercise price of $1.38 per share granted to employees, vesting annually in equal installments over four years and (d) 15,000 stock options with an exercise price of $1.38 per share granted to a consultant, vesting upon one year anniversary.

(2) Represents the following stock options expired:

•

(a) 270,000 stock options with an exercise price of $1.39 per share granted to an executive, (b) 25,000 stock options with an exercise price of $1.75 per share granted to a member of the Board of Directors, and (c) 25,000 stock options with an exercise price of $3.99 per share granted to a consultant.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

On  January 3, 2023, the Company granted 247,961 RSUs fully vested, to executives and key personnel in lieu of cash bonus earned for the year ended 2022. The Company also granted 163,044 RSUs, vesting upon one year anniversary of the grant, to the Board of Directors as a result of reduction in director cash compensation for 2023. The grant of these RSUs was approved by the Compensation Committee of the Board of Directors in  November 2022. The weighted average fair value for the RSUs is $1.38.

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

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2023	2022
General and administrative	$319,335	$388,662
Research and development	11,304	65,129
Total	$330,639	$453,791

The following table summarizes the Company’s non-cash share-based compensation expenses:

	Three Months Ended March 31,
	2023	2022
Share based compensation expense- stock options	$276,540	$453,791
Share based compensation expense- restricted stock units	54,099	—
Total	$330,639	$453,791

Note 6:    Shareholders’ Equity

Issuances of Common Stock

For the three months ended March 31, 2023, there were 247,961 shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.38 per share. For the three months ended March 31, 2022, there were 35,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.21 per share.

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

Note 7:    Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through May 10, 2023, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

On April 6, 2023, the Company signed an expanded licensing agreement (“the Expanded Agreement”) for its C1-cell protein expression platform with South Africa’s Rubic One Health (“Rubic”). Pursuant to the Expanded Agreement, Dyadic will grant nonexclusive rights to allow Rubic to use the C1 platform to research, develop, manufacture, commercialize and distribute vaccines and therapeutic proteins directed to certain pathogens in addition to COVID-19.  If Rubic timely achieves certain milestones, the license will convert into an exclusive license to manufacture bulk materials in the Southern African Development Community. Rubic will pay Dyadic a licensing fee for commercial products sold by Rubic in certain countries within the African continent.  In 2028, Dyadic will receive an equity position in Rubic, subject to certain acceleration rights and pre-emptive rights.

On May 8, 2023, the Company and Fermbox Bio Inc (“Fermbox”)  entered into a co-development and marketing agreement, under which, Dyadic and Fermbox expect to use Dyadic’s proprietary Dapibus™ filamentous fungal based microbial protein production platform and Fermbox’s extensive product development capabilities, to design, develop and commercialize innovative animal free alternative proteins and biomaterials.

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

After the DuPont Transaction, the Company has been building innovative microbial platforms to address the growing demand for global protein bioproduction and unmet clinical needs for effective, affordable, and accessible biopharmaceutical products for human and animal health and for other biologic products for use in non-pharmaceutical applications.

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

Recent Developments

Human Health

DYAI-100, C1-SARS-CoV-2 RBD (Receptor Binding Domain) Booster Vaccine Candidate

o	In February 2023, dosing of both low and high dose groups was completed. To date, no serious adverse events or local and systemic side effects have been observed. A preliminary safety assessment report is expected in June 2023.
o	The Last Patient Last Visit (LPLV) is scheduled for August 2023 and the full clinical study report (CSR) is expected in the second half of 2023.

Vaccine Collaborations

o

Top 5 Pharma – In April 2023, the Company entered a new research collaboration with a top 5 pharmaceutical company to express a vaccine antigen from C1 for human health. The agreement also grants an option for a future commercialization license in the designated field.

o

Rubic One Health (“Rubic”) – On April 12, 2023, the Company expanded the initial 2021 license agreement with Rubic to include vaccines and therapeutic proteins beyond COVID-19 vaccines for both human animal health markets. Under the 2021 agreement with Rubic, tech transfer of C1-cell protein production platform has been completed. The expanded license agreement will help Rubic prepare for the development of affordable vaccines and drugs for the African continent.

o

Epygen Biotech of India (“Epygen”) – In 2020, the Company entered into a non-exclusive technology agreement with Epygen Biotech of India, who has procured funding from the government of India to conduct Phase 1 and Phase 2 human clinical trials in India, using antigens that are manufactured from C1. Epygen has received the approval from the ethical committee in India and is working on pre-clinical development and continuing to improve the yield and optimizing the fermentation of the Omicron BA5 antigen.

o

Virovax – Dyadic has been working with Virovax to develop next generation vaccine candidates, including COVID-19, that may provide durable and broader protection against COVID-19 variants as they emerge as well as other infectious diseases. More than a half dozen animal trials have been carried out by Virovax and additional animal studies are ongoing and/or scheduled with C1 produced ferritin nanoparticle antigens for influenza (H5N1/Bird Flu), second generation COVID-19 and other infectious diseases. Certain pre-clinical animal data related to intramuscular and intranasal routes of administration using the C1 produced ferritin RBD nanoparticle in combination with Virovax’s adjuvants was highlighted during Dyadic’s presentation at the FDA’s April 27th Recombinant Protein-Based COVID-19 Vaccines Workshop. Dyadic's presentation can be found on the Company’s website.

Antibody Collaborations

o

NIIMBL – We have met the objectives of the NIIMBL project and completed the research work in May 2023. Next steps are currently under evaluation. Related data and certain research results will be presented at the upcoming NIIMBL annual meeting in June 2023.

o

COVID-19 Antibody Collaboration – Dr. Albert Osterhaus and the other authors, including Dyadic, are in the final stages of preparing a manuscript to be submitted to a peer-reviewed scientific journal titled “A human monoclonal antibody produced by filamentous fungi provides protection against SARS-CoV-2 in hamster and non-human primate models.” The manuscript describes the safety and efficacy results with C1-produced antigens and antibodies obtained from studies in animals, including hamsters and non-human primates.

o

UC Davis – The Company continues its research and development projects with UC Davis related to expanding the potential applications of the C1-cell protein production platform including diagnostics and therapeutics. Successful production of the SARS-CoV-2 Spike S2 protein reaching ~1g/L and 97% purity which showed the same ACE2 binding affinity and other physicochemical properties similar to CHO produced spike S2 protein.

Pharmaceutical Enzymes Collaborations

o

In the first quarter of 2023, the Company entered into a new research collaboration with a biotech company for a fully funded proof-of-concept project to express an enzyme for pharmaceutical applications.

o

We have successfully expressed and are making progress on developing an endonuclease enzyme product candidate that cleaves DNA for potential human therapeutic, product development and/or diagnostic use and we expect to start sampling customers later this year.

Animal Health

o

Phibro/Abic Animal Health – In the first quarter of 2023, the Company extended its research collaboration with Abic Biological Laboratories Ltd. (“Abic”), an affiliate of Phibro Animal Health Corporation (“Phibro”) to apply newly developed techniques and methods to further increase the expression level of a recombinant livestock antigen using C1.

o	Rubic One Health (“Rubic”) – Rubic expanded the initial 2021 license agreement to include vaccines and therapeutic proteins for the animal health market in Africa.

Alternative Proteins

o

Fermbox Bio (“Fermbox”) – on May 7, 2023, the Company entered into a fully funded co-development and marketing agreement with Fermbox to help accelerate our ability to exploit the Dapibus™ platform and expand Dyadic’s product offerings for non-pharmaceutical alternative proteins applications, such as food, nutrition, wellness and other bioproducts.

o

Dapibus™ platform – the Company’s thermophilic filamentous fungal based microbial gene expression and protein production platform is designed to enable the rapid development and large-scale manufacture of low-cost enzymes, proteins, metabolites, and other biologic products for use in non-pharmaceutical applications such as food, nutrition, and wellness. In January 2023, the Company entered into an additional research collaboration for a food protein using Dapibus™.

o

Commercial Product Portfolio – Since 2022, Dyadic began to develop products that have shorter commercialization timelines in growing markets that transect our core verticals. Animal free recombinant serum albumin projects were initiated in using Dyadic pharmaceutical cell lines for use in potential therapeutic, product development, research, and/or diagnostic human and animal pharmaceutical applications. C1-cell lines have been developed, expressing high levels of both recombinant bovine and human albumins. We have started sampling potential customers who have expressed interest in Dyadic’s C1 serum albumin products. In non-pharmaceutical applications, development has been initiated on several non-animal recombinant dairy proteins and enzymes for use in food and nutrition to support the Dapibus™ platform.

Other Events

o

Grant Application – We have submitted multiple grant applications in collaboration with other US and EU scientists for Sudan Ebola virus, Marburg virus, RVFV, WNV, ZIKA, TBEV and second generation COVID-19 vaccine.

o

BARDA and FDA Workshop – On April 27, 2023, the Company presented at Recombinant Protein-Based COVID-19 Vaccines Workshop, a virtual event hosted by the Biomedical Advanced Research and Development Authority (BARDA) and FDA. The goals of the workshop were to provide: 1) a forum for product sponsors to discuss progress and technical challenges in the manufacturing when changing strain composition to currently circulating variants of SARS-CoV-2; and 2) an open forum for collaborative discussions to facilitate advancement of recombinant protein-based COVID-19 vaccines. Dyadic’s presentation can be found on the Company’s website.

o

Patent Updates – On April 18, 2023, the Company announced the receipt of a notice of allowance from the U.S. Patent and Trademark Office for patent application 16/640,483, titled “Production of Flu Vaccine in Myceliophthora thermophila”, which will cover claims for the development and manufacture of seasonal and pandemic influenza vaccines from the Company’s C1 protein production platform.

o

Alphazyme Sale – In January 2023, the Company received approximately $1.27 million in connection with the sale of its minority equity interest in Alphazyme, LLC (“Alphazyme”) which was previously received as part of the consideration for the grant of a non-exclusive license to certain of Dyadic’s technology. Additionally, under that arrangement Dyadic has the right to receive milestone and royalty payments based on sales of C1 expressed products by Alphazyme. Dyadic also has the potential to receive additional payments based on future sales of Alphazyme’s existing products.

o

New Corporate Website – In March 2023, the Company launched a new corporate website to better reflect the value proposition of our technology, scientific development, expanded market focus in alternative proteins, and revenue growth opportunities. The new look and user-friendly experience of Dyadic’s website has been designed to be more accessible to potential and current customers, investors, and researchers, while maintaining our commitment to science, quality, and education.

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

We define critical accounting policies as those that are reflective of significant judgments and uncertainties, and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include the following:

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

Revenue related to research collaborations and agreements: The Company typically performs research and development services as specified in each respective agreement on a best efforts basis, and recognizes revenue from research funding under collaboration agreements in accordance with the 5-step process outlined in ASC Topic 606 (“Topic 606”): (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when we satisfy a performance obligation by transferring control of the service to a customer in an amount that reflects the consideration that we expect to receive. Depending on how the performance obligation under our license and collaboration agreements is satisfied, we recognize the revenue either at a point in time or over time by using the input method under Topic 606 to measure the progress toward complete satisfaction of a performance obligation.

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

Revenue related to grants: The Company may receive grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to fund the Company’s research collaborations partially or fully, including opportunities arising in connection with COVID-19 that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for SARS-CoV-2 vaccines and/or antibodies candidates.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Same Period in 2022

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research and development revenue	$933,934	$533,721
License revenue	44,118	114,706
Cost of research and development revenue	726,918	404,746

The increase in research and development revenue and cost of research and development revenue for the three months ended March 31, 2023, was due to higher revenue and cost of revenue amounts on several individual on-going research collaborations compared to the same period a year ago. The license revenue for the three months ended March 31, 2023, was in connection with the Janssen license agreement. The license revenue for the three months ended March 31, 2022 was in connection with Phibro/Abic and Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended March 31, 2023, decreased to approximately $811,000 compared to $1,343,000 for the same period a year ago. The decrease primarily reflected the winding down of activities of contract research organization and consultants to manage and support the pre-clinical and clinical development as well as a decrease in cGMP manufacturing costs as the Company has completed the dosing of Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate in February 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023, decreased by 10.6% to approximately $1,480,000 compared to $1,656,000 for the same period a year ago. The decrease principally reflected decreases in incentives of approximately $86,000, insurance expenses of $36,000, business development and investor relations expenses of $61,000, and other decreases of $48,000, offset by an increase in legal expenses of $55,000.

Interest Income

Interest income for the three months ended March 31, 2023, was approximately $105,000 compared to $3,000 for the same period a year ago. The increase was primarily due to an increase in average invested balances and higher yield on the Company’s investment grade securities, which are classified as held-to-maturity.

Other Income

Other income for the three months ended March 31, 2023, was approximately $989,000 compared to $250,000 for the same period a year ago. Other income for the first quarter of 2023 was from the sale of the equity interest in Alphazyme, LLC. Other income for the first quarter of 2022 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

Net Loss

Net loss for the three months ended March 31, 2023, was approximately $956,000 compared to $2,492,000 for the same period a year ago.

Liquidity and Capital Resources

Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, revenues from our research collaboration agreements and license agreements, and funds from the exercise of employee stock options. In addition, in August 2021, the Company received approximately $1.6 million from the BDI Sale, In December 2021, the Company received an upfront payment of $0.5 million for a non-exclusive license from Janssen. In January 2023, the Company received a cash payment of approximately $1.27 million from the sale of its equity interest in Alphazyme, LLC.

Our ability to achieve profitability depends on many factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sub-license agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities, including our business development and research expenses, as well as legal and administrative costs as an SEC reporting and NASDAQ listed company.

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

As of March 31, 2023, we had an accumulated deficit of approximately $74.4 million. We expect to incur losses and have negative net cash flows from operating activities as we continue developing our microbial platforms and related products, and as we expand our pipelines and engage in further research and development activities. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through sublicensing of the Company’s technologies and, accordingly, to raise enough capital to finance these developmental efforts.

We expect our existing cash and cash equivalents, investments in debt securities, and operating cash flows will be sufficient to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements  contained in this Form 10-Q. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

The Company has self-funded the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100. In February 2023, the dosing of  the DYAI-100 Phase 1 clinical trial to demonstrate the safety in humans of a protein produced from the C1-cell protein production platform was completed in South Africa. A six-month follow up study is currently ongoing with Phase 1 full study report expected in the second half of 2023. We do not expect a significant amount of additional capital needed to complete Phase 1 clinical trial of DYAI-100 in 2023. In addition, we do not plan to continue Phase 2/3 clinical trials of DYAI-100 unless we obtain funding from our partners and collaborators.

As of March 31, 2023, cash and cash equivalents were approximately $6.4 million compared to $5.8 million as of December 31, 2022. The carrying value of investment grade securities, including accrued interest as of March 31, 2023, was approximately $5.4 million compared to $6.9 million as of December 31, 2022.

Net cash used in operating activities for the three months ended March 31, 2023, of approximately $2.2 million was principally attributable to a net loss of approximately $1.0 million, gain from the sale of investment in Alphazyme, LLC of approximately $1.0 million, and changes in operating assets and liabilities of approximately $0.6 million, partially offset by share-based compensation expenses of approximately $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2022, of approximately $2.9 million was principally attributable to a net loss of approximately $2.5 million, offset by share-based compensation expenses of approximately $0.5 million, and changes in operating assets and liabilities of approximately $0.9 million.

Net cash provided by investing activities for the three months ended March 31, 2023, was approximately $2.8 million compared to a net cash used in investing activities of $0.5 million for the three months ended March 31, 2022. The increase in cash flows from investing activities for the three months ended March 31, 2023 was primarily related to proceeds from the sale of our equity interest in Alphazyme, LLC.

There were no cash flows from financing activities for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2022 was approximately $42,000, which was related to proceeds from exercise of stock options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Form 10-K for the 2022 fiscal year filed on March 29, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Third Amended and Restated Bylaws of Dyadic International, Inc., effective March 28, 2023	8-K	3.1	March 29, 2023
10.1	Alphazyme Sale Agreement dated January 18, 2023	8-K	10.1	January 23,2023
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

May 10, 2023	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2023	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)