Form 10-Q
period 2023-06-30
DYADIC INTERNATIONAL INC
filed 2023-08-09
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock as of August 8, 2023 was 28,811,061.

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

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,841,591	$5,794,272
Short-term investment securities	4,287,325	6,847,270
Interest receivable	36,053	58,285
Accounts receivable	767,597	330,001
Prepaid expenses and other current assets	136,152	392,236
Total current assets	11,068,718	13,422,064

Non-current assets:
Investment in Alphazyme	—	284,709
Other assets	5,822	6,045
Total assets	$11,074,540	$13,712,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$905,876	$1,276,313
Accrued expenses	909,482	955,081
Deferred research and development obligations	9,000	40,743
Deferred license revenue, current portion	176,471	176,471
Total current liabilities	2,000,829	2,448,608

Deferred license revenue, net of current portion	88,235	176,471
Total liabilities	2,089,064	2,625,079

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 41,064,563 and 40,816,602, outstanding shares - 28,811,061 and 28,563,100 as of June 30, 2023, and December 31, 2022, respectively	41,065	40,817
Additional paid-in capital	104,465,590	103,458,697
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(76,591,264)	(73,481,860)
Total stockholders’ equity	8,985,476	11,087,739
Total liabilities and stockholders’ equity	$11,074,540	$13,712,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Research and development revenue	$793,042	$614,435	$1,726,976	$1,148,156
License revenue	44,117	44,118	88,235	158,824
Total revenue	837,159	658,553	1,815,211	1,306,980

Costs and expenses:
Costs of research and development revenue	792,944	411,109	1,519,862	815,855
Research and development	917,552	1,830,798	1,728,118	3,173,660
General and administrative	1,402,569	1,714,029	2,882,609	3,369,729
Foreign currency exchange loss	14,521	20,621	25,543	10,373
Total costs and expenses	3,127,586	3,976,557	6,156,132	7,369,617

Loss from operations	(2,290,427)	(3,318,004)	(4,340,921)	(6,062,637)

Other income:
Interest income	109,194	30,009	213,925	32,977
Other income	28,273	—	1,017,592	250,000
Total other income	137,467	30,009	1,231,517	282,977

Net loss	$(2,152,960)	$(3,287,995)	$(3,109,404)	$(5,779,660)

Basic and diluted net loss per common share	$(0.07)	$(0.12)	$(0.11)	$(0.20)

Basic and diluted weighted-average common shares outstanding	28,811,061	28,264,157	28,786,402	28,257,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
January 1, 2023	40,816,602	$40,817	(12,253,502)	$(18,929,915)	$103,458,697	$(73,481,860)	$11,087,739
Stock-based compensation expense	—	—	—	—	330,639	—	330,639
Issuance of common stock upon vesting of restricted stock units	247,961	248	—	—	341,938	—	342,186
Net loss	—	—	—	—	—	(956,444)	(956,444)
March 31, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,131,274	$(74,438,304)	$10,804,120
Stock-based compensation expense	—	—	—	—	334,316	—	334,316
Net loss	—	—	—	—	—	(2,152,960)	(2,152,960)
June 30, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,465,590	$(76,591,264)	$8,985,476

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
January 1, 2022	40,482,659	$40,483	(12,253,502)	$(18,929,915)	$101,026,496	$(63,746,602)	$18,390,462
Stock-based compensation expense	—	—	—	—	453,791	—	453,791
Issuance of common stock upon exercise of stock options	35,000	35	—	—	42,315	—	42,350
Net loss	—	—	—	—	—	(2,491,665)	(2,491,665)
March 31, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,522,602	$(66,238,267)	$16,394,938
Stock-based compensation expense	—	—	—	—	454,500	—	454,500
Net loss	—	—	—	—	—	(3,287,995)	(3,287,995)
June 30, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,977,102	$(69,526,262)	$13,561,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(3,109,404)	$(5,779,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	664,955	908,291
Amortization of held-to-maturity securities, net	(25,889)	25,217
Gain from the sale of investment in Alphazyme	(1,017,592)	—
Foreign currency exchange loss (gain), net	25,543	10,372
Changes in operating assets and liabilities:
Interest receivable	22,232	52,138
Accounts receivable	(429,790)	(890,686)
Prepaid expenses and other current assets	256,484	273,288
Accounts payable	(404,801)	(430,899)
Accrued expenses	296,587	514,778
Deferred research and development obligation	(31,743)	750,184
Deferred license revenue	(88,236)	(58,823)
Net cash used in operating activities	(3,841,654)	(4,625,800)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(1,977,166)	(6,177,270)
Proceeds from maturities of investment securities	4,563,000	4,500,000
Proceeds from the sale of investment in Alphazyme	1,302,524	—
Net cash provided by (used in) investing activities	3,888,358	(1,677,270)

Cash flows from financing activities
Proceeds from exercise of options	—	42,350
Net cash provided by financing activities	—	42,350
Effect of exchange rate changes on cash	615	(11,348)
Net increase (decrease) in cash and cash equivalents	47,319	(6,272,068)
Cash and cash equivalents at beginning of period	5,794,272	15,748,480
Cash and cash equivalents at end of period	$5,841,591	$9,476,412

Non-cash item
Vesting of restricted stock units	$342,186	$—

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

During the six months ended June 30, 2023, the Company received a total cash payment of approximately $1.3 million from the sale of its equity interest in Alphazyme, LLC.

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

For the three months ended  June 30, 2023 and 2022, the Company's revenue was generated from eight and seven customers, respectively. For the six months ended June 30, 2023 and 2022, the Company's revenue was generated from eight and eleven customers, respectively. Significant customers are those that account for greater than 10% of the Company's revenues. For the three months ended  June 30, 2023 and 2022, three and four significant customers accounted for approximately $525,000 or 66.2% and $513,000 or 83.5% of total revenue, respectively. For the six months ended June 30, 2023 and 2022, three significant customers accounted for approximately $1,152,000 or 66.7% and $592,000 or 51.6% of total revenue, respectively.

As of  June 30, 2023 and  December 31, 2022, the Company’s accounts receivable was from eight and six customers, of which, three and two customers accounted for approximately $623,000 or 81.2% and $291,000 or 88.2% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  June 30, 2023 and 2022, the Company had two and four customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $98,000 or 12.4% and $239,000 or 38.9% of total revenue, respectively. For the six months ended June 30, 2023 and 2022, the Company had two and five customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $187,000 or 10.8% and $375,000 or 32.7% of total revenue, respectively.

As of  June 30, 2023 and December 31, 2022, the Company had three and four customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $60,000 or 8.1% and $91,000 or 27.4% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  June 30, 2023 and 2022, three and two CROs accounted for approximately $1,586,000 or 99.4% and $1,299,000 or 96.2% of total research services we purchased, respectively. For the six months ended June 30, 2023 and 2022, three and two CROs accounted for approximately $2,662,000 or 97.6% and $2,794,000 or 96.5% of total research services we purchased, respectively. As of June 30, 2023 and December 31, 2022, three CROs accounted for approximately $816,000 or 86.5% and $1,018,000 or 79.7% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  June 30, 2023 and December 31, 2022, all of our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of  June 30, 2023, or  December 31, 2022, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. There was no allowance for credit losses as of  June 30, 2023, and  December 31, 2022.

Accounts receivable consist of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Billed receivable	$507,525	$115,469
Unbilled receivable	260,072	214,532
	$767,597	$330,001

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Prepaid expenses - various	$93,865	$124,273
Prepaid insurance	41,962	265,429
Prepaid taxes	325	2,534
	$136,152	$392,236

Accounts Payable

Accounts payable consist of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Research and development expenses	$830,059	$1,067,958
Legal expenses	30,564	56,514
Other	45,253	151,841
	$905,876	$1,276,313

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Research and development expenses	$496,355	$343,457
Employee wages and benefits	322,444	580,264
Other	90,683	31,360
	$909,482	$955,081

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are for the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$748,139	$1,616,605	$1,391,186	$2,752,161
Personnel related costs	147,414	199,475	299,608	406,265
Facilities, overhead and other	21,999	14,718	37,324	15,234
	$917,552	$1,830,798	$1,728,118	$3,173,660

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

Income Taxes

For the six months ended June 30, 2023, there was no provision for income taxes or unrecognized tax benefits recorded. As of  June 30, 2023 and  December 31, 2022, deferred tax assets were approximately $17.1 million and $15.5 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  June 30, 2023 and  December 31, 2022.

Other Income

For the six months ended June 30, 2023, other income of approximately $1,018,000 was related to the sale of the equity interest in Alphazyme, LLC. For the six months ended June 30, 2022, other income of $250,000 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

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

For the three and six months ended  June 30, 2023, a total of 5,619,491 shares of potentially dilutive securities, including 163,044 shares of unvested restrict stock units and options to purchase 5,456,447 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2022, the effect of potential exercise of options to purchase 5,031,097 shares of common stock was excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  June 30, 2023, and  December 31, 2022:

	June 30, 2023 (Unaudited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$333,717	$—	$—	$—	$333,717
Money Market Funds (2)	1	5,507,874	—	—	—	5,507,874
Subtotal		5,841,591	—	—	—	5,841,591
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	4,282,998	—	—	(4,327)	4,287,325
Total		$10,124,589	$—	$—	$(4,327)	$10,128,916

	December 31, 2022 (Audited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$26,782	$—	$—	$—	$26,782
Money Market Funds (2)	1	5,767,490	—	—	—	5,767,490
Subtotal		5,794,272	—	—	—	5,794,272
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	6,800,062	—	—	(47,208)	6,847,270
Total		$12,594,334	$—	$—	$(47,208)	$12,641,542

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) All our money market funds were invested in U.S. Government money market funds.

(3) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(4) For the three months ended  June 30, 2023 and 2022, the Company received discounts of $17,601 and paid premiums of $8,420 to purchase held-to-maturity investment securities, respectively. For the six months ended June 30, 2023 and 2022, the Company received discounts of $32,834 and paid premiums of $29,270 to purchase held-to-maturity investment securities, respectively. For the year ended  December 31, 2022, the Company received discounts of $6,280 to purchase held-to-maturity investment securities.

(5) The Company considers the declines in market value of its investment portfolio to be temporary in nature. As of  June 30, 2023 and December 31, 2022, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

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

For the three and six months ended June 30, 2023, the Company recorded research and development revenues of approximately $226,000 and $565,000, as well as Success Fees of approximately $65,500 in connection with the JDA, respectively. For each of the three and six months ended June 30, 2022, the Company recorded research and development revenues of approximately $113,000 in connection with the JDA.

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

Under the Phibro/Abic Agreement, the Company has received an exclusivity payment in April 2022 and is eligible to receive certain milestone payment upon regulatory approval, and future sales-based royalty payments. The milestone payment is considered constrained variable consideration and excluded from the transaction price at inception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company will not recognize revenue related to sales-based royalty until the associated event occurs. As of June 30, 2023, there were no events or circumstances that would change the transaction price and no milestone or royalty payments have been recognized.

Janssen

On December 16, 2021, the Company entered a Research, License, and Collaboration Agreement (the “Janssen Agreement”) for the manufacture of therapeutic protein candidates using its C1-cell protein production platform with Janssen Biotech, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”). Pursuant to the terms of the Janssen Agreement: (i) Janssen will pay Dyadic an upfront payment of $500,000 for a non-exclusive license to utilize the C1-cell protein production platform to develop C1 production cell lines for the manufacturing of Janssen’s therapeutic protein candidates against several biologic targets, (ii) Janssen will provide R&D funding up to €1.6 million to develop and assess C1 production cell lines for its product candidates, (iii) Janssen will have an option to pay a mid-seven figure payment for an exclusive license from Dyadic to use the C1-cell protein production platform for the manufacturing of therapeutic proteins directed to one specific target, and upon exercise, Janssen would have the right to add additional non-exclusive targets to the collaboration and Dyadic would complete the technology transfer of the C1-cell protein production platform, fully enabling Janssen to internally develop C1 cell lines against licensed targets, and upon successful completion of the technology transfer, Dyadic is eligible to receive a milestone payment in the low seven figures, (iv) for each product candidate, Dyadic could receive development and regulatory milestones in the mid-seven figures, and (v) Dyadic could receive aggregate commercial milestone payments in the low nine figures per product, subject to a limit on the number of such products, with the amount depending on the cumulative amount of active pharmaceutical ingredient produced by Janssen for each product manufactured with Dyadic’s C1-cell protein production platform.

Janssen may terminate the Janssen Agreement in its entirety, or on a country-by-country or other jurisdiction-by-other jurisdiction basis, for any or no reason, upon 90 days’ prior written notice to Dyadic.

As of  June 30, 2023, the upfront payment was recorded in deferred license revenue, current and non-current portion in the amount of approximately $176,000 and $88,000, respectively. For the three and six months ended June 30, 2023, the Company recognized approximately $44,000 and $88,000 of the upfront payment as license revenue, respectively. For the three and six months ended June 30, 2023, the Company recorded research and development revenues of approximately $191,000 and $380,000, respectively, in connection with the Janssen Agreement.

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

Pursuant to the terms of the IDBiologics Agreement, on July 8, 2021, Dyadic received 129,661 shares of IDBiologics’ common stock, which approximates 0.3% of IDBiologics’ outstanding equity as of June 30, 2023, in exchange for a feasibility study performed by Dyadic. The Company provided services including the use of Dyadic’s C1-cell technology to express a SARS-CoV-2 monoclonal antibody which IDBiologics licensed from the Vanderbilt Vaccine Center. The Company chose not to record its equity interest in IDBiologics because the fair value amount of the service provided was immaterial.

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

On April 25, 2021, the Company entered into a project agreement (the “Project Agreement”) to provide additional research services to IDBiologics. For each of the three and six months ended June 30, 2023, there were no research and development revenues recognized related to IDBiologics.

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

On December 1, 2020, an Amended and Restated Limited Liability Company Agreement with Alphazyme (the “Amended Alphazyme LLC Agreement”) was entered. Under the Amended Alphazyme LLC Agreement, Alphazyme obtained additional capital contribution and Dyadic’s ownership was diluted to 1.99%.

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

On January 18, 2023, the Company entered into a Securities Purchase Agreement, under which the Company agreed to sell its equity interest in Alphazyme, LLC (the “Alphazyme Sale Agreement”). The Company continues to have the potential to receive additional payments based on the future sales of Alphazyme’s existing products, pursuant to the Alphazyme Sale Agreement. The Amended Sublicense Agreement between Dyadic and Alphazyme, which was previously entered on June 24, 2020, remains in effect. Under the Amended Alphazyme Sub-License Agreement, Dyadic is entitled to potential milestone and royalty payments upon the commercialization of Alphazyme products using Dyadic’s proprietary C1-cell protein production platform. As of June 30, 2023, no milestones or royalty payments have been recognized.

During the six months ended June 30, 2023, the Company received a total cash payment of approximately $1.3 million from the sale of its equity interest in Alphazyme, LLC.

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

As of  June 30, 2023, the Company had 5,456,447 stock options outstanding and 163,044 unvested restricted stock units in addition to 2,836,206 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2022, there were 5,031,097 stock options outstanding in addition to 3,672,561 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted during the six months ended June 30, 2023 are as follows:

Risk-Free interest rate	3.90% - 5.12%
Expected dividend yield	—%
Expected stock price volatility	62.22%-64.27%
Expected life of options (in years)	1.13- 6.25

The following table summarizes the stock option activities during the six months ended June 30, 2023:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2022	5,031,097	$3.25	5.75	$13,000
Granted (1)	745,350	1.43
Exercised	—	—
Expired (2)	(320,000)	1.62
Canceled	—	—
Outstanding at June 30, 2023	5,456,447	$3.10	6.12	$1,011,183

Exercisable at June 30, 2023	4,179,293	$3.15	5.32	$621,865

_________________

Notes:

(1) Options granted:

•

Annual share-based compensation awards on January 3, 2023, including: (a) 406,250 stock options with an exercise price of $1.38 per share granted to executives and key personnel, upon one year anniversary, or vesting annually in equal installments over four years, (b) 262,500 stock options with an exercise price of $1.38 per share granted to members of the Board of Directors, vesting upon one year anniversary, (c) 24,100 stock options with an exercise price of $1.38 per share granted to employees, vesting annually in equal installments over four years, (d) 15,000 stock options with an exercise price of $1.38 per share granted to a consultant, vesting upon one year anniversary, and (e) 37,500 stock options with an exercise price of $2.23 per share granted to a consultant, vesting over two months from the grant date.

(2) Options expired:

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

The following table summarizes the restricted stock award activity during the six months ended June 30, 2023:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	—	$—
Granted (1)	411,005	1.38
Vested (1)	(247,961)	1.38
Outstanding at June 30, 2023	163,044	$1.38

_________________

Notes:

(1) Restricted stock units granted:

•

On  January 3, 2023, the Company granted 247,961 RSUs with immediate vesting, to executives and key personnel in lieu of cash bonuses earned for the year ended 2022. The Company also granted 163,044 RSUs, vesting upon one year anniversary of the grant, to the Board of Directors as a result of the Board agreeing to a reduction in director cash compensation for 2023. The grant of RSUs was approved by the Compensation Committee of the Board of Directors in  November 2022. The fair value of the common stock is the Company's closing stock price on January 3, 2023 as reported on the Nasdaq Stock Exchange.

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

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$323,796	$389,885	$643,132	$778,548
Research and development	10,520	64,615	21,823	129,743
Total	$334,316	$454,500	$664,955	$908,291

The following table summarizes the Company’s non-cash share-based compensation expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share based compensation expense- stock options	$278,373	$454,500	$554,914	$908,291
Share based compensation expense- restricted stock units	55,943	—	110,041	—
Total	$334,316	$454,500	$664,955	$908,291

Note 6:    Shareholders’ Equity

Issuances of Common Stock

For the six months ended June 30, 2023, there were 247,961 shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.38 per share. For the six months ended June 30, 2022, there were 35,000 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.21 per share.

Note 7:    Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through August 9, 2023, the date the consolidated financial statements were available to be issued. Except as discussed below, management is not aware of any material events that have occurred after the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

On August 8, 2023, the Company notified Jefferies LLC, or Jefferies, that the Open Market Sale Agreement℠ entered on August 13, 2020 with respect to an at the market offering program will terminate effective August 25, 2023. There have been no sales made under the Open Market Sale Agreement℠.

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

   Recent Developments

DYAI-100 SARS-CoV-2 RBD (Receptor Binding Domain) Booster Vaccine Candidate

o	No major vaccine-related safety concerns based on the interim analysis of the Day 29 data for both low and high dose groups reviewed by the Data Safety Monitoring Board (DSMB).
o	To date, no serious adverse events or local and systemic side effects have been observed.
o	Booster vaccine produced immune response at both dose levels.
o	The Last Patient Last Visit (LPLV) is scheduled for August 25, 2023, and the full clinical study report (CSR) is expected in Q4 2023.

Vaccine Collaborations

o

Essential Drugs Company Limited (EDCL) in Bangladesh – On June 21, 2023, the Company announced that it entered a Memorandum of Understanding with EDCL, the state-owned pharmaceutical company under the Ministry of Health and Family Welfare of Bangladesh, to facilitate biopharmaceutical research, pre-clinical development, cGMP production, and clinical development for the prevention and control of diseases and improvement of public health programs in Bangladesh.

o

Top 5 Pharma – In April 2023, the Company entered a new fully funded research collaboration, with a top 5 pharmaceutical company, to express a vaccine antigen from C1 for human health in a large infectious disease segment. The agreement also grants an option for a future commercialization license in the designated field.

o

Rubic One Health (“Rubic”) – On April 12, 2023, the Company expanded its initial 2021 license agreement with Rubic to include vaccines and therapeutic proteins beyond COVID-19 vaccines, for both human animal health markets. The expanded license agreement will help Rubic prepare for the development and manufacture of affordable vaccines and drugs for the African continent.

o

Virovax Bio (“Virovax”) – Currently, four new animal studies are ongoing with C1 produced ferritin nanoparticle antigens combined with Virovax’s adjuvants for influenza (H5N1/Bird Flu), West Nile and Powassan, to protect against encephalitis and meningitis.

o

Uvax Bio (“Uvax”) – In June 2023, the Company has renewed and expanded its research collaboration with Uvax, a spin-off vaccine company from Scripps Research. Uvax is developing prophylactic vaccines for the most challenging infectious diseases, and our research collaboration is expected to help Uvax overcome gene expression challenges using the Company’s C1-cell protein production platform.

Antibody Collaborations

o

NIIMBL – During the NIIMBL annual meeting in June 2023, the Company presented data and research results generated from the NIIMBL Grant received by the Company under the previously announced White House’s American Rescue Plan, which ended successfully.

o

EU 87G7 COVID-19 Antibody Collaboration – In June 2023, a manuscript was submitted to a peer-reviewed scientific journal titled “Filamentous Fungus-Produced Human Monoclonal Antibody Provides SARS-CoV-2 Protection in Hamster and Non-Human Primate Models” in collaboration with Dr. Albert Osterhaus and several other authors. The manuscript describes the safety and efficacy results with a C1-cell produced monoclonal antibody obtained from studies in hamsters and non-human primates.

o

Fondazione Biotecnopolo di Siena (“FBS”) – On May 24, 2023, the Company entered a Memorandum of Understanding with the FBS, which performs the functions of an anti-pandemic hub with a particular focus on the development and production of vaccines and monoclonal antibodies for the treatment of emerging epidemic-pandemic pathologies. We expect FBS to conduct research and development, clinical study, regulatory approval, manufacture and commercialization of vaccines and therapeutic proteins using the Company’s C1 protein production platform.

Animal Health

o	New Animal Health Partner – In June 2023, the Company entered a fully funded collaboration with a new animal health company to develop an antigen for livestock animals.
o

Rubic One Health (“Rubic”) – On April 12, 2023, the Company expanded its initial 2021 license agreement with Rubic to include vaccines and therapeutic proteins beyond COVID-19 vaccines for both human animal health markets. The expanded license agreement is expected to help Rubic prepare for the development and manufacture of affordable vaccines and drugs for the African continent.

o

Phibro Animal Health/Abic Biological Laboratories – In the first quarter of 2023, the Company extended its research collaboration with Abic Biological Laboratories Ltd. (“Abic”), an affiliate of Phibro Animal Health Corporation (“Phibro”) to apply newly developed techniques and methods to further increase the expression level of a recombinant livestock antigen using C1. The Company and Abic have expanded the collaboration to include the development of additional antigens for use in livestock animal health applications.

Alternative Proteins and Dapibus™ Platform

o

Commercial Product Portfolio Pipeline – On August 7, 2023, the Company announced that it has successfully developed stable cell lines to produce recombinant serum albumin products. The Company initiated animal-free recombinant serum albumin projects in late 2022 for use in potential therapeutic, product development, research, and/or diagnostic human and animal pharmaceutical applications. We have started sampling potential customers who have expressed interest in Dyadic’s C1 serum albumin products. Initial independent analytical assessment of the Company’s recombinant bovine serum albumin demonstrated that it is structurally equivalent to the commercially available animal derived product. In non-pharmaceutical applications, the Company initiated the development of non-animal derived recombinant dairy proteins and enzymes for use in food and nutrition to support its Dapibus™ platform.

o

Fermbox Bio (“Fermbox”) – On May 7, 2023, the Company entered a fully funded co-development and marketing agreement with Fermbox to help accelerate our ability to exploit the Dapibus™ platform and expand Dyadic’s product offerings for non-pharmaceutical alternative proteins applications, such as food, nutrition, wellness and other bioproducts.

Other Events

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

o

Patent Update – On April 18, 2023, the Company announced the receipt of a notice of allowance from the U.S. Patent and Trademark Office for patent application 16/640,483, titled “Production of Flu Vaccine in Myceliophthora thermophila”, which will cover claims for the development and manufacture of seasonal and pandemic influenza vaccines from the Company’s C1 protein production platform. The Company has developed several influenza antigens and in collaboration with scientists in the EU and USA various animal studies have been completed, with both hemagglutinin (HA) and neuraminidase (NA) antigens expressed from the Company’s C1 protein production platform. Additional pandemic influenza (H5N1/bird flu) animal trials are currently in process.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, a material effect on our operations.

Open Market Sale Agreement℠

On August 8, 2023, the Company notified Jefferies LLC, or Jefferies, that the Open Market Sale Agreement℠ entered on August 13, 2020 with respect to an at the market offering program will terminate effective August 25, 2023. There have been no sales made under the Open Market Sale Agreement℠.

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

Revenue Recognition

The Company has no products approved for sale at this point. All our revenue to date has been research revenue from third-party collaborations and government grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

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

Revenue related to sublicensing agreements: If the sublicense to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when technology is transferred to the customer and the customer can use and benefit from the license.

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

Royalties: With respect to licenses deemed to be the predominant item to which the sales-based royalties relate, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its sublicensing arrangements.

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

Results of Operations

Three and Six Months Ended June 30, 2023 Compared to the Same Periods in 2022

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development revenue	$793,042	$614,435	$1,726,976	$1,148,156
License revenue	44,117	44,118	88,235	158,824
Cost of research and development revenue	792,944	411,109	1,519,862	815,855

The increase in research and development revenue and cost of research and development revenue for the three and six months ended June 30, 2023, was due to higher revenue and cost of revenue amounts on several individual on-going research collaborations compared to the same period a year ago. The license revenue for the three and six months ended June 30, 2023, was in connection with the Janssen license agreement. The license revenue for the three and six months ended June 30, 2022 was in connection with Phibro/Abic and Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended June 30, 2023, decreased to approximately $918,000 compared to $1,831,000 for the same period a year ago. Research and development expenses for the six months ended June 30, 2023, decreased to approximately $1,728,000 compared to $3,174,000 for the same period a year ago. The decrease primarily reflected the winding down of activities of contract research organization and consultants to manage and support the pre-clinical and clinical development as well as a decrease in cGMP manufacturing costs as the Company has completed the dosing of its Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate in February 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023, decreased by 18.1% to approximately $1,403,000 compared to $1,714,000 for the same period a year ago. The decrease principally reflected decreases in legal expenses of $103,000, incentives of approximately $81,000, business development and investor relations expenses of $75,000, insurance expenses of $37,000, and other decreases of $15,000.

General and administrative expenses for the six months ended June 30, 2023, decreased by 14.5% to approximately $2,883,000 compared to $3,370,000 for the same period a year ago. The decrease principally reflected decreases in incentives of approximately $215,000, business development and investor relations expenses of $137,000, insurance expenses of $72,000, legal expenses of $48,000 and other decreases of $15,000.

Interest Income

Interest income for the three months ended June 30, 2023, was approximately $109,000 compared to $30,000 for the same period a year ago. The increase was primarily due higher yields on the Company’s investment grade securities, which are classified as held-to-maturity.

Interest income for the six months ended June 30, 2023, was approximately $214,000 compared to $33,000 for the same period a year ago. The increase was primarily due to higher yield on the Company’s investment grade securities, which are classified as held-to-maturity.

Other Income

Other income for the three months ended June 30, 2023, was approximately $28,000 compared to zero for the same period a year ago.

Other income for the six months ended June 30, 2023, was approximately $1,018,000 compared to $250,000 for the same period a year ago. Other income in 2023 was from the sale of the equity interest in Alphazyme, LLC. Other income in 2022 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

Net Loss

Net loss for the three months ended June 30, 2023, was approximately $2,153,000 compared to $3,288,000 for the same period a year ago.

Net loss for the six months ended June 30, 2023, was approximately $3,109,000 compared to $5,780,000 for the same period a year ago.

Liquidity and Capital Resources

Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, revenues from our research collaboration agreements and license agreements, and funds from the exercise of employee stock options. In addition, in August 2021, the Company received approximately $1.6 million from the BDI Sale, In December 2021, the Company received an upfront payment of $0.5 million for a non-exclusive license from Janssen. During the six months ended June 30, 2023, the Company received a total cash payment of approximately $1.3 million from the sale of its equity interest in Alphazyme, LLC.

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

As of June 30, 2023, we had an accumulated deficit of approximately $76.6 million. We expect to incur losses and have negative net cash flows from operating activities as we continue developing our microbial platforms and related products, and as we expand our pipelines and engage in further research and development activities. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through sublicensing of the Company’s technologies and, accordingly, to raise enough capital to finance these developmental efforts.

We expect our existing cash and cash equivalents, investments in debt securities, and operating cash flows will be sufficient to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Form 10-Q. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change because of many factors currently unknown. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

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

As of June 30, 2023, cash and cash equivalents were approximately $5.8 million compared to $5.8 million as of December 31, 2022. The carrying value of investment grade securities, including accrued interest as of June 30, 2023, was approximately $4.3 million compared to $6.9 million as of December 31, 2022.

Net cash used in operating activities for the six months ended June 30, 2023, of approximately $3.8 million was principally attributable to a net loss of approximately $3.1 million, gain from the sale of investment in Alphazyme, LLC of approximately $1.0 million, and changes in operating assets and liabilities of approximately $0.4 million, partially offset by share-based compensation expenses of approximately $0.7 million.

Net cash used in operating activities for the six months ended June 30, 2022, of approximately $4.6 million was principally attributable to a net loss of approximately $5.8 million, partially offset by share-based compensation expenses of approximately $0.9 million, and changes in operating assets and liabilities of approximately $0.3 million.

Net cash provided by investing activities for the six months ended June 30, 2023, was approximately $3.9 million compared to a net cash used in investing activities of $1.7 million for the six months ended June 30, 2022. The increase in cash flows from investing activities for the six months ended June 30, 2023 was primarily related to proceeds from the sale of our equity interest in Alphazyme, LLC.

There were no cash flows from financing activities for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $42,000, which was related to proceeds from exercise of stock options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Insider Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
10.1	RUBIC License Agreement dated April 6, 2023	8-K	10.1	April 6, 2023
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

August 9, 2023	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2023	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)