Form 10-Q
period 2023-09-30
DYADIC INTERNATIONAL INC
filed 2023-11-08
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 000-55264

DYADIC INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0486747
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1044 North U.S. Highway One, Suite 201
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

The number of shares outstanding of the registrant’s Common Stock as of November 7, 2023 was 28,811,061.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Federal securities laws, particularly under Item 2 “Management’s Discussion and Analysis”. All statements other than statements of historical fact are forward‑looking. Examples of forward-looking statements include, but are not limited to, statements regarding industry prospects, future business, future results of operations or financial condition, future liquidity and capital resources, our ability to implement our agreements with third parties, management strategies, and our competitive position. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance.

 Forward-looking statements involve many risks, uncertainties or other factors beyond Dyadic’s control. These factors include, but are not limited to, (1) general economic, political and market conditions; (2) our ability to generate the required productivity, stability, purity, performance, cost, safety and other data necessary to carry out and implement our biopharmaceutical and non-pharmaceutical research and business plans and strategic initiatives; (3) our ability to retain and attract employees, consultants, directors and advisors; (4) our ability to implement and successfully carry out Dyadic’s and third parties’ research and development efforts; (5) our ability to obtain new license and research agreements; (6) our ability to maintain our existing access to, and/or expand access to third party contract research organizations and other service providers in order to carry out our research and development projects and commercial activities for ourselves and third parties; (7) competitive pressures and reliance on our key customers and collaborators; (8) our ability, and the ability of the contract research organizations and other third-party service providers with whom we are currently working with or may work with in the future, to advance product candidates into, and successfully complete, preclinical studies and clinical trials and non-pharmaceutical application trials; (9) the commercialization of our product candidates, if approved; (10) the pharmaceutical, non-pharmaceutical and biotech industries, governmental regulatory and other agencies’ willingness to adopt, utilize and approve the use of our fungal based microbial protein production platforms and our other technologies; (11) the risk of theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological materials owned by us and/or Danisco US, Inc. and VTT Technical Research Centre of Finland Ltd, and other contract research organizations that we engage with; (12) the speculative nature and illiquidity of equity securities received as consideration from sub-licenses; and (13) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023. We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Form 10-K filed with the SEC on March 29, 2023 and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Form 10-Q are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,403,176	$5,794,272
Short-term investment securities	772,804	6,847,270
Interest receivable	9,822	58,285
Accounts receivable	417,878	330,001
Prepaid expenses and other current assets	484,188	392,236
Total current assets	9,087,868	13,422,064

Non-current assets:
Operating lease right-of-use asset, net	153,112	—
Investment in Alphazyme	—	284,709
Other assets	14,586	6,045
Total assets	$9,255,566	$13,712,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$600,148	$1,276,313
Accrued expenses	620,242	955,081
Deferred research and development obligations	13,897	40,743
Deferred license revenue, current portion	176,471	176,471
Operating lease liability, current portion	46,599	—
Total current liabilities	1,457,357	2,448,608

Deferred license revenue, net of current portion	44,118	176,471
Operating lease liability, net of current portion	101,567	—
Total liabilities	1,603,042	2,625,079

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 41,064,563 and 40,816,602, outstanding shares - 28,811,061 and 28,563,100 as of September 30, 2023 and December 31, 2022, respectively	41,065	40,817
Additional paid-in capital	104,746,897	103,458,697
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(78,205,523)	(73,481,860)
Total stockholders’ equity	7,652,524	11,087,739
Total liabilities and stockholders’ equity	$9,255,566	$13,712,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Research and development revenue	$352,942	$835,480	$2,079,918	$1,983,636
License revenue	44,118	44,117	132,353	202,941
Total revenue	397,060	879,597	2,212,271	2,186,577

Costs and expenses:
Costs of research and development revenue	105,869	602,847	1,625,731	1,418,702
Research and development	716,351	743,585	2,444,469	3,917,245
General and administrative	1,282,361	1,383,433	4,164,970	4,753,162
Foreign currency exchange loss	12,600	13,205	38,143	23,578
Total costs and expenses	2,117,181	2,743,070	8,273,313	10,112,687

Loss from operations	(1,720,121)	(1,863,473)	(6,061,042)	(7,926,110)

Other income:
Interest income	105,862	54,300	319,787	87,277
Other income	—	—	1,017,592	250,000
Total other income	105,862	54,300	1,337,379	337,277

Net loss	$(1,614,259)	$(1,809,173)	$(4,723,663)	$(7,588,833)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.16)	$(0.27)

Basic and diluted weighted-average common shares outstanding	28,811,061	28,391,894	28,794,712	28,302,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2023	40,816,602	$40,817	(12,253,502)	$(18,929,915)	$103,458,697	$(73,481,860)	$11,087,739
Stock-based compensation expense	—	—	—	—	330,639	—	330,639
Issuance of common stock upon vesting of restricted stock units	247,961	248	—	—	341,938	—	342,186
Net loss	—	—	—	—	—	(956,444)	(956,444)
March 31, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,131,274	$(74,438,304)	$10,804,120
Stock-based compensation expense	—	—	—	—	334,316	—	334,316
Net loss	—	—	—	—	—	(2,152,960)	(2,152,960)
June 30, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,465,590	$(76,591,264)	$8,985,476
Stock-based compensation expense	—	—	—	—	281,307	—	281,307
Net loss	—	—	—	—	—	(1,614,259)	(1,614,259)
September 30, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,746,897	$(78,205,523)	$7,652,524

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2022	40,482,659	$40,483	(12,253,502)	$(18,929,915)	$101,026,496	$(63,746,602)	$18,390,462
Stock-based compensation expense	—	—	—	—	453,791	—	453,791
Issuance of common stock upon exercise of stock options	35,000	35	—	—	42,315	—	42,350
Net loss	—	—	—	—	—	(2,491,665)	(2,491,665)
March 31, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,522,602	$(66,238,267)	$16,394,938
Stock-based compensation expense	—	—	—	—	454,500	—	454,500
Net loss	—	—	—	—	—	(3,287,995)	(3,287,995)
June 30, 2022	40,517,659	$40,518	(12,253,502)	$(18,929,915)	$101,977,102	$(69,526,262)	$13,561,443
Stock-based compensation expense	—	—	—	—	499,919	—	499,919
Issuance of common stock upon exercise of stock options	198,943	199	—	—	359,542	—	359,741
Net loss	—	—	—	—	—	(1,809,173)	(1,809,173)
September 30, 2022	40,716,602	$40,717	(12,253,502)	$(18,929,915)	$102,836,563	$(71,335,435)	$12,611,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,723,663)	$(7,588,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	946,262	1,408,210
Amortization of held-to-maturity securities, net	(47,516)	37,094
Gain from the sale of investment in Alphazyme	(1,017,592)	—
Foreign currency exchange loss (gain), net	38,143	23,579
Changes in operating assets and liabilities:
Interest receivable	48,463	50,502
Accounts receivable	(107,666)	(14,837)
Prepaid expenses and other current assets	(91,537)	(70,051)
Operating lease assets and liabilities	(4,946)	-
Accounts payable	(691,471)	(716,964)
Accrued expenses	7,347	278,331
Deferred research and development obligation	(132,353)	293,897
Deferred license revenue	(26,846)	(102,941)
Net cash used in operating activities	(5,803,375)	(6,402,013)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(2,251,018)	(8,487,198)
Proceeds from maturities of investment securities	8,373,000	5,500,000
Proceeds from the sale of investment in Alphazyme	1,293,760	—
Net cash provided by (used in) investing activities	7,415,742	(2,987,198)

Cash flows from financing activities
Proceeds from exercise of options	—	402,091
Net cash provided by financing activities	—	402,091
Effect of exchange rate changes on cash	(3,463)	(22,243)
Net increase (decrease) in cash and cash equivalents	1,608,904	(9,009,363)
Cash and cash equivalents at beginning of period	5,794,272	15,748,480
Cash and cash equivalents at end of period	$7,403,176	$6,739,117

Supplemental cash flow information
Vesting of restricted stock units	$342,186	$—
Right-of-use asset obtained in exchange for lease obligations	$156,983	$—

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

Liquidity and Capital Resources

The Company expects to incur losses and have negative net cash flows from operating activities as it continues developing its microbial platforms and related products, and as it expands its pipelines and engages in further research and development activities for internal products as well as for its third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through the sublicensing of the Company’s technologies and products, to raise capital to finance these developmental efforts.

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

The Company has self-funded the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100. In February 2023, the dosing of the DYAI-100 Phase 1 clinical trial to demonstrate the safety in humans of a protein produced from the C1-cell protein production platform was completed in South Africa. A six-month follow up study is currently ongoing with a Phase 1 full study report expected in December 2023. We do not expect a significant amount of additional capital needed to complete the Phase 1 clinical trial of DYAI-100 in 2023. In addition, we do not plan to continue Phase 2/3 clinical trials of DYAI-100 unless we obtain funding from our partners and collaborators.

During the nine months ended September 30, 2023, the Company received approximately $1.3 million from the sale of its equity interest in Alphazyme, LLC. In October 2023, the Company received a $600,000 upfront payment from Inzymes ApS for product development and licensing.

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

For the three months ended  September 30, 2023 and 2022, the Company’s revenue were generated from seven and eight customers, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s revenue was generated from twelve and thirteen customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the three months ended  September 30, 2023 and 2022, four and three significant customers accounted for approximately $297,000 or 84.1% and $697,000 or 83.4% of research and development revenue, respectively. For the nine months ended September 30, 2023 and 2022, two and three significant customers accounted for approximately $1,137,000 or 54.7% and $1,263,000 or 63.7% of research and development revenue, respectively.

As of  September 30, 2023 and  December 31, 2022, accounts receivable was from ten and six customers, of which, four and three customers accounted for approximately $305,000 or 73.0% and $291,000 or 88.2% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  September 30, 2023 and 2022, the Company had three and four customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $127,000 or 36.0% and $133,000 or 16.0% of research and development revenue, respectively. For the nine months ended September 30, 2023 and 2022, the Company had four and six customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $314,000 or 15.1% and $509,000 or 25.6% of research and development revenue, respectively.

As of  September 30, 2023 and December 31, 2022, the Company had three and four customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $145,000 or 34.8% and $91,000 or 27.4% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  September 30, 2023 and 2022, three CROs accounted for approximately $977,000 or 93.4% and $1,352,000 or 99.5% of total research services we purchased, respectively. For the nine months ended September 30, 2023 and 2022, three CROs accounted for approximately $3,639,000 or 96.4% and $4,146,000 or 97.4% of total research services we purchased, respectively. As of September 30, 2023 and December 31, 2022, three CROs accounted for approximately $526,000 or 87.6% and $1,018,000 or 79.7% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  September 30, 2023 and December 31, 2022, all of our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of  September 30, 2023, or  December 31, 2022, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of  September 30, 2023, and  December 31, 2022.

Accounts receivable consist of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Billed receivable	$238,695	$115,469
Unbilled receivable	179,183	214,532
	$417,878	$330,001

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Prepaid insurance	$311,389	$265,429
Prepaid expenses - various	110,094	124,273
Prepaid research and development expenses	62,370	—
Prepaid taxes	335	2,534
	$484,188	$392,236

Accounts Payable

Accounts payable consist of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Research and development expenses	$508,068	$1,067,958
Legal expenses	25,003	56,514
Other	67,077	151,841
	$600,148	$1,276,313

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Employee wages and benefits	$429,820	$580,264
Research and development expenses	177,875	343,457
Other	12,547	31,360
	$620,242	$955,081

Leases

The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. The Company does not recognize leases with terms of twelve months or less on the balance sheet. Options to extend or terminate a lease are not included in the Company’s initial lease term assessment, unless there is reasonable certainty that the Company will exercise any such option. Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification (“ASC”) 842.

For operating leases, right-of-use assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated rate of interest that they would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The operating lease right-of-use asset also includes any lease payments made and excludes any lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s prior lease for its corporate headquarters located at 140 Intracoastal Pointe Dr. expired on August 31, 2023, and there was no right-of-use asset or lease liability recognized for this lease due to its short-term nature. In August 2023, the Company entered into a new lease (“1044 N Lease”) comprising approximately 1,719 square feet of office space located at 1044 N US 1, Jupiter, Florida, commencing September 1, 2023 (“Commencement Date”). Rent is subject to scheduled three percent (3%) annual increases, and the Company is responsible for certain common area maintenance charges and taxes throughout the life of the 1044 N Lease. The 1044 N Lease has an initial term of three (3) years, following the Commencement Date with an option to extend for two (2) successive one (1) year terms. The options were not included in the lease term used in determining the right-of-use asset or lease liability as the Company did not consider it reasonably certain they would exercise the options.

For the three months and nine months ended September 30, 2023, the Company’s total operating lease expense were approximately $15,000, and $45,000, respectively. As of  September 30, 2023, the Company’s total operating lease liabilities was approximately $148,000 and the operating lease right-of-use asset was approximately $153,000.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are for the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$556,042	$550,750	$1,947,228	$3,302,911
Personnel related costs	147,426	186,993	447,034	593,258
Facilities, overhead and other	12,883	5,842	50,207	21,076
	$716,351	$743,585	$2,444,469	$3,917,245

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

Income Taxes

For the nine months ended September 30, 2023, there was no provision for income taxes or unrecognized tax benefits recorded. As of  September 30, 2023 and  December 31, 2022, deferred tax assets were approximately $17.1 million and $15.5 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  September 30, 2023 and  December 31, 2022.

Other Income

For the nine months ended September 30, 2023, other income of approximately $1,018,000 was related to the sale of the equity interest in Alphazyme, LLC. For the nine months ended September 30, 2022, other income of $250,000 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

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

For the three and nine months ended  September 30, 2023, a total of 5,658,811 shares of potentially dilutive securities, including 163,044 shares of unvested restrict stock units and options to purchase 5,495,767 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, the effect of potential exercise of options to purchase 5,281,097 shares of common stock was excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  September 30, 2023, and  December 31, 2022:

	September 30, 2023 (Unaudited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$434,388	$—	$—	$—	$434,388
Money Market Funds (2)	1	6,968,788	—	—	—	6,968,788
Subtotal		7,403,176	—	—	—	7,403,176
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	772,483	—	—	321	772,804
Total		$8,175,659	$—	$—	$321	$8,175,980

	December 31, 2022 (Audited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$26,782	$—	$—	$—	$26,782
Money Market Funds (2)	1	5,767,490	—	—	—	5,767,490
Subtotal		5,794,272	—	—	—	5,794,272
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	6,800,062	—	—	(47,208)	6,847,270
Total		$12,594,334	$—	$—	$(47,208)	$12,641,542

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) All our money market funds were invested in U.S. Government money market funds.

(3) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(4) For the three months ended  September 30, 2023 and 2022, the Company received discounts of $1,148 and $5,072 to purchase held-to-maturity investment securities, respectively. For the nine months ended September 30, 2023 and 2022, the Company received discounts of $33,982 and paid premiums of $24,198 to purchase held-to-maturity investment securities, respectively. For the year ended  December 31, 2022, the Company received discounts of $6,280 to purchase held-to-maturity investment securities.

(5) The Company considers the declines in market value of its investment portfolio to be temporary in nature. As of  September 30, 2023 and December 31, 2022, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

Note 3:    Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

Inzymes ApS

On September 18, 2023, Dyadic International (USA) Inc., a subsidiary of the Company, signed a Development and Exclusive License Agreement (the “Inzymes Agreement”) with Inzymes ApS (“Inzymes”), a Denmark corporation, to develop and commercialize certain non-animal dairy enzymes used in the production of food products using Dyadic’s proprietary Dapibus™ platform.

Under the terms of the Inzymes Agreement, a research collaboration to develop a basket of dairy enzymes will be fully funded by Inzymes with an upfront payment of $0.6 million and an additional payment payable upon the first commercial sale of product. Dyadic will also be eligible to receive success fees upon the achievement of certain target yields, milestone payments upon first commercial sale of each product and royalties.

The Inzymes Agreement can be terminated in its entirety along with any sublicense granted, with or without cause by either party, within 30 or 60 days based on certain circumstances, after receipt of written termination notice.

For the three and nine months ended September 30, 2023, the Company recorded research and development revenues of approximately $67,000, in connection with the Inzymes Agreement. In October 2023, the Company received an upfront payment of $0.6 million in accordance with the terms of the Inzymes Agreement. The payment consisted of funding for specified product research and development efforts and right of first refusal for certain product candidates.

A Global Food Ingredient Company

On May 10, 2022, the Company entered into a Joint Development Agreement (the “JDA”) with a Global Food Ingredient Company (“GFIC”) to develop and manufacture several animal free ingredient products using the Company’s biotechnologies.

Under the initial terms of the JDA, Dyadic was to develop its proprietary production cell lines for the manufacture of animal free ingredient product candidates. As of September 30, 2023, the GFIC has completed its one-year funding commitment for the initial phase of research collaboration in an amount approximating $1.35 million, and, pursuant to the GFIC’s rights under the JDA, the Company and the GFIC are conferring to decide whether or not, and if it is possible, to move forward to the next phase of the project. The Company is also considering other funding sources to continue the project.

For the three and nine months ended September 30, 2023, the Company recorded research and development revenues of approximately $0 and $565,000, respectively, as well as success fees of approximately $66,000 in three months ended March 31, 2023, in connection with the JDA. For the three and nine months ended September 30, 2022, the Company recorded research and development revenues of approximately $339,000 and $452,000, respectively, in connection with the JDA.

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

Under the Phibro/Abic Agreement, the Company has received an exclusivity payment in April 2022 and is eligible to receive certain milestone payment upon regulatory approval, and future sales-based royalty payments. The milestone payment is considered constrained variable consideration and excluded from the transaction price at inception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company will not recognize revenue related to sales-based royalty until the associated event occurs. As of September 30, 2023, there were no events or circumstances that would change the transaction price and no milestone or royalty payments have been recognized.

Janssen

On December 16, 2021, the Company entered a Research, License, and Collaboration Agreement (the “Janssen Agreement”) for the manufacture of therapeutic protein candidates using its C1-cell protein production platform with Janssen Biotech, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”).

On October 2, 2023, Janssen provided written notice to Dyadic that it has decided to wind down the collaboration with an effective end date of December 31, 2023.

As of  September 30, 2023, the upfront payment was recorded in deferred license revenue, current and non-current portion in the amount of approximately $176,000 and $44,118, respectively. For the three and nine months ended September 30, 2023, the Company recognized approximately $44,000 and $132,000 of the upfront payment as license revenue, respectively. For the three and nine months ended September 30, 2022, the Company recorded research and development revenues of approximately $127,000 and $507,000, respectively, in connection with the Janssen Agreement.

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

On April 25, 2021, the Company entered into a project agreement (the “Project Agreement”) to provide additional research services to IDBiologics. The project was completed in 2022, and there were no research and development revenues recognized for the three and nine months ended September 30, 2023. For the three and nine months ended  September 30, 2022, the Company recognized approximately $0 and $109,000, respectively, of research and development revenue.

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

On January 18, 2023, the Company entered into a Securities Purchase Agreement, under which the Company agreed to sell its equity interest in Alphazyme, LLC (the “Alphazyme Sale Agreement”). The Company continues to have the potential to receive additional payments based on the future sales of Alphazyme’s existing products, pursuant to the Alphazyme Sale Agreement. The Amended Sublicense Agreement between Dyadic and Alphazyme, which was previously entered on June 24, 2020, remains in effect. Under the Amended Alphazyme Sub-License Agreement, Dyadic is entitled to potential milestone and royalty payments upon the commercialization of Alphazyme products using Dyadic’s proprietary C1-cell protein production platform. As of September 30, 2023, no milestones or royalty payments have been recognized.

During the nine months ended September 30, 2023, the Company received a total cash payment of approximately $1.3 million from the sale of its equity interest in Alphazyme, LLC.

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

As of  September 30, 2023, the Company had 5,495,767 stock options outstanding and 163,044 unvested restricted stock units in addition to 2,796,886 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2022, there were 5,031,097 stock options outstanding in addition to 3,672,561 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted during the nine months ended September 30, 2023 are as follows:

Risk-Free interest rate	3.90% - 5.12%
Expected dividend yield	—%
Expected stock price volatility	62.22% - 64.27%
Expected life of options (in years)	1.13 - 6.25

The following table summarizes the stock option activities during the nine months ended September 30, 2023:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2022	5,031,097	$3.25	5.75	$13,000
Granted (1)	800,350	1.45
Exercised	—	—
Expired (2)	(320,000)	1.62
Canceled(3)	(15,680)	3.50
Outstanding at September 30, 2023	5,495,767	$3.08	5.80	$987,330

Exercisable at September 30, 2023	4,191,818	$3.15	5.03	$559,251

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

(3) Options canceled:

•	(a) 15,680 stock options with weighted average exercise price of $3.50 per share were canceled for a terminated employee.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity during the nine months ended September 30, 2023:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	—	$—
Granted (1)	411,005	1.38
Vested (1)	(247,961)	1.38
Outstanding at September 30, 2023	163,044	$1.38

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

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$270,672	$441,279	$913,804	$1,219,827
Research and development	10,635	58,640	32,458	188,383
Total	$281,307	$499,919	$946,262	$1,408,210

The following table summarizes the Company’s non-cash share-based compensation expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share based compensation expense- stock option	$224,749	$499,919	$779,663	$1,408,210
Share based compensation expense- restricted stock units	56,558	—	166,599	—
Total	$281,307	$499,919	$946,262	$1,408,210

Note 6:    Shareholders’ Equity

Issuances of Common Stock

For the nine months ended September 30, 2023, there were 247,961 shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.38 per share. For the nine months ended September 30, 2022, there were 233,943 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.72 per share.

Note 7:    Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through November 8, 2023, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred after the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

   Recent Developments

o	DYAI-100 SARS-CoV-2 RBD (Receptor Binding Domain) Booster Vaccine Candidate
●	Phase 1 clinical trial, last patient last visit occurred in September, data lock achieved on November 1, 2023 and top-line results are expected in December 2023 with full study report to follow.
●	No major vaccine-related safety concerns for both low and high dose groups reviewed by the Data Safety Monitoring Board (DSMB).
●	To date, no serious adverse events or adverse events of special interest have been observed.
●	Interim phase 1 clinical trial safety results are helping to accelerate the adoption of our C1 protein production platform in use for manufacturing human vaccines.

o

VIC at Massachusetts General Hospital – On October 25, 2023, the Company announced that it has entered into a ta new research collaboration with Vaccine and Immunotherapy Center (“VIC”) at Massachusetts General Hospital to express vaccine antigens for influenza A and other infectious diseases, as part of US $5.88 million awards from the Department of Defense (“DoD”).

o

bYoRNA SAS (“bYoRNA”) – On September 26, 2023, the Company entered into a development and commercialization agreement with bYoRNA combining bYoRNA’s novel eukaryotic “bio” RNA platform with Dyadic’s industrially proven C1 protein production platform to provide the pharmaceutical industry with a potentially more cost-efficient platform for manufacturing large quantities of lower cost mRNA, enabling access to mRNA vaccines and drugs to a broader global population.

o

Animal-free Dairy Enzymes – On September 18, 2023, the Company signed a development and license agreement to develop and commercialize certain non-animal dairy enzymes used in the production of food products using Dapibus™. In October 2023, the Company received an upfront payment of $0.6 million for product development. Dyadic is also eligible to receive certain potential success fees, milestones, and royalties.

o	New Fully Funded Collaborations - In the third quarter, the Company entered into a number of new fully funded research collaborations in the follow areas:
●	Development of an enzyme for dispersion and absorption of injected drugs to reduce tissue damage;
●	Development and commercialization agreement with a multinational pharmaceutical company to develop multiple C1 cell lines to produce monoclonal antibodies targeting infectious diseases;
●	Development of a C1 cell line for a monoclonal antibody against Filoviruses such as Ebola and Marburg.

o	Multiple Preclinical Animal Studies
●	C1 expressed adjuvanted ferritin nanoparticle H5N1 antigen targeting pandemic influenza (H5N1/Bird Flu) showed high neutralizing antibody and hemagglutinin inhibition (HI) levels.
●	C1 expressed adjuvanted MHCII H1N1 antigen targeting seasonal influenza showed high neutralizing antibody levels.
●	C1 expressed adjuvanted Full Spike SARS-CoV-2 antigen showed high neutralizing antibody levels after single dose.

o	On-going Research and Development Collaborations
●	The Company signed MoU’s with Essential Drugs Company Limited (EDCL) in Bangladesh and Fondazione Biotecnopolo di Siena (“FBS”), in Italy, and are currently negotiating for formal contracts.
●

The Company continues to develop C1 expressed vaccine antigens for human health in a large infectious disease segment with a Top 5 pharmaceutical company, and other research collaborations with Uvax Bio and Virovax Bio.

●

The Company has on-going collaborations with Phibro animal health/Abic Biological Laboratories, Rubic One Health and entered a fully funded research and development project with a new animal health company for livestock animals.

●	The Company is continuing its development of innovative animal free alternative proteins, including cellulosic enzymes for renewable biofuels with Fermbox Bio and pulp and paper processing.

o	Advancement of Pharmaceutical and Non-pharmaceutical Product Pipeline
●	The Company is making progress in developing animal-free recombinant serum albumin with initial positive analytical results towards commercialization and prospective licensing opportunities.
●	The Company is continuing its development cell culture media and other proteins and enzymes for multiple applications.

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

Revenue Recognition

The Company has no products approved for sale. All our revenue to date has been research revenue from third-party collaborations and government grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

Revenue related to research collaborations and agreements: The Company typically performs research and development services as specified in each respective agreement on a best-efforts basis, and recognizes revenue from research funding under collaboration agreements in accordance with the 5-step process outlined in ASC Topic 606 (“Topic 606”): (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when we satisfy a performance obligation by transferring control of the service to a customer in an amount that reflects the consideration that we expect to receive. Depending on how the performance obligation under our license and collaboration agreements is satisfied, we recognize the revenue either at a point in time or over time by using the input method under Topic 606 to measure the progress toward complete satisfaction of a performance obligation.

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

Leases

The Company determines if an arrangement is, or contains, a lease at contract inception and during modifications or renewal of existing leases. The Company does not recognize leases with terms of twelve months or less on the balance sheet. Options to extend or terminate a lease are not included in the Company's initial lease term assessment, unless there is reasonable certainty that the Company will exercise any such option. Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification ("ASC") 842.

For operating leases, right-of-use assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated rate of interest that they would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The operating lease right-of-use asset also includes any lease payments made and excludes any lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to the Same Periods in 2022

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development revenue	$352,942	$835,480	$2,079,918	$1,983,636
License revenue	44,118	44,117	132,353	202,941
Cost of research and development revenue	105,869	602,847	1,625,731	1,418,702

For the three months ended September 30, 2023, the decrease in research and development revenue and cost of research and development revenue was due to several research projects winding down or on hold as a result of a laboratory relocation at a major contract research organization. For the nine months ended September 30, 2023, there was a slight increase in research and development revenue and cost of research and development revenue. The license revenue for the three and nine months ended September 30, 2023, was in connection with the Janssen license agreement. The license revenue for the three and nine months ended September 30, 2022, was in connection with Phibro/Abic and Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended September 30, 2023, decreased to approximately $716,000 compared to $744,000 for the same period a year ago. Research and development expenses for the nine months ended September 30, 2023, decreased to approximately $2,444,000 compared to $3,917,000 for the same period a year ago. The decrease primarily reflected the winding down of activities related to the Company’s Phase 1 clinical trial of DYAI- 100 COVID-19 vaccine candidate as patient dosing was completed in February 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023, decreased by 7.3% to approximately $1,282,000 compared to $1,383,000 for the same period a year ago. The decrease principally reflected decreases in business development and investor relations expenses of approximately $55,000, insurance expenses of $41,000, and legal expenses of $27,000, offset by other increases of $22,000.

General and administrative expenses for the nine months ended September 30, 2023, decreased by 12.4% to approximately $4,165,000 compared to $4,753,000 for the same period a year ago. The decrease principally reflected decreases in business development and investor relations expenses of approximately $192,000, accrued expenses related to management annual incentives of $172,000, insurance expenses of $113,000, legal expenses of $75,000 and other decreases of $36,000.

Interest Income

Interest income for the three months ended September 30, 2023, was approximately $106,000 compared to $54,000 for the same period a year ago. The increase was primarily due higher yields on the Company’s investment grade securities, which are classified as held-to-maturity.

Interest income for the nine months ended September 30, 2023, was approximately $320,000 compared to $87,000 for the same period a year ago. The increase was primarily due to higher yield on the Company’s investment grade securities, which are classified as held-to-maturity.

Other Income

For the three months ended September 30, 2023 and 2022, there was no other income.

For the nine months ended September 30, 2023, other income was approximately $1,018,000 compared to $250,000 for the same period a year ago. Other income in 2023 was derived from the sale of the Company’s equity interest in Alphazyme, LLC. Other income in 2022 was related to a settlement payment we received from the termination of a proposed license and collaboration.

Net Loss

Net loss for the three months ended September 30, 2023, was approximately $1,614,000 compared to $1,809,000 for the same period a year ago.

Net loss for the nine months ended September 30, 2023, was approximately $4,724,000 compared to $7,589,000 for the same period a year ago.

Liquidity and Capital Resources

Our primary source of cash has been the cash received from the DuPont Transaction in December 2015, interest income received from investment grade securities, revenues from our research collaboration agreements and license agreements, and funds from the exercise of employee stock options. In addition, in August 2021, the Company received approximately $1.6 million from the BDI Sale, In December 2021, the Company received an upfront payment of $0.5 million for a non-exclusive license from Janssen. During the nine months ended September 30, 2023, the Company received approximately $1.3 million from the sale of its equity interest in Alphazyme, LLC. In October 2023, the Company received $600,000 upfront payment from Inzymes ApS for product development and licensing.

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

As of September 30, 2023, we had an accumulated deficit of approximately $78.2 million. We expect to incur losses and have negative net cash flows from operating activities as we continue developing our microbial platforms and related products, and as we expand our pipelines and engage in further research and development activities for internal products as well as for our third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through sublicensing of the Company’s technologies and products, accordingly, to raise enough capital to finance these developmental efforts.

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

The Company has self-funded the development and cGMP manufacturing costs of its proprietary COVID-19 vaccine candidate, DYAI-100. In February 2023, the dosing of the DYAI-100 Phase 1 clinical trial to demonstrate the safety in humans of a protein produced from the C1-cell protein production platform was completed in South Africa. A six-month follow up study is currently ongoing with Phase 1 full study report expected in December 2023. We do not expect a significant amount of additional capital needed to complete Phase 1 clinical trial of DYAI-100 in 2023. In addition, we do not plan to continue Phase 2/3 clinical trials of DYAI-100 unless we obtain funding from our partners and collaborators.

As of September 30, 2023, cash and cash equivalents were approximately $7.4 million compared to $5.8 million as of December 31, 2022. The carrying value of investment grade securities, including accrued interest as of September 30, 2023, was approximately $0.8 million compared to $6.9 million as of December 31, 2022.

Net cash used in operating activities for the nine months ended September 30, 2023, of approximately $5.8 million was principally attributable to a net loss of approximately $4.7 million, gain from the sale of investment in Alphazyme, LLC of approximately $1.0 million, and changes in operating assets and liabilities of approximately $1.0 million, partially offset by share-based compensation expenses of approximately $0.9 million.

Net cash used in operating activities for the nine months ended September 30, 2022, of approximately $6.4 million was principally attributable to a net loss of approximately $7.6 million, partially offset by share-based compensation expenses of approximately $1.4 million, and changes in operating assets and liabilities of approximately $0.3 million.

Net cash provided by investing activities for the nine months ended September 30, 2023, was approximately $7.4 million compared to a net cash used in investing activities of $3.0 million for the nine months ended September 30, 2022. The increase in cash flows from investing activities for the nine months ended September 30, 2023 was primarily related to proceeds from maturities of investment securities and the sale of our equity interest in Alphazyme, LLC.

For the nine months ended September 30, 2023, there were no cash flows from financing activities. For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $402,000, which was related to proceeds from exercise of stock options.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
10.1	Lease Agreement with Jupiter Harbour Office, LLC dated August 19, 2023				x
10.2(1)	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017				x
10.3	Development and Exclusive License Agreement, effective September 18, 2023	8-K	10.1	September 19,2023
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

Exhibit No.	Description
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company hereby undertakes to provide on a supplemental basis an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

November 8, 2023	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)