Form 10-K
period 2023-12-31
DYADIC INTERNATIONAL INC
filed 2024-03-28
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission file number: 000-55264

    DYADIC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0486747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1044 North U.S. Highway One, Suite 201

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (20,274,721 shares) computed by reference to the closing price of $1.93 as reported on the NASDAQ Stock Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $39.1 million. Shares of the registrant’s common stock held by executive officers, directors, and other affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2024, the registrant had 28,974,105 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Information (other than historical facts) set forth in this Annual Report on Form 10-K (the “Annual Report” or the “Form 10-K”) contains forward-looking statements within the meaning of the Federal securities laws, which involve many risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Such forward-looking statements are included under Item 7 “Management’s Discussion and Analysis”. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance.

Forward-looking statements involve many risks, uncertainties or other factors beyond Dyadic’s control. These factors include, but are not limited to, the items in the following list, which also summarizes some of our more principal risks:

Risks Related to Our Business and Financial Condition

o	We may not succeed in implementing our business strategy.
o	We have a history of net losses, and we may not achieve or maintain profitability.
o	We could fail to manage our growth.
o

Our revenue growth depends in part on market and regulatory acceptance of our microbial protein production platforms and other technologies to develop and manufacture animal and/or human biopharmaceutical products and non-pharmaceutical products.

o

We may fail to commercialize our microbial protein production platforms or our other technologies for the expression of therapeutic proteins, antibodies, vaccines, and metabolites or other non-pharmaceutical biologic products.

o	If our competitors develop technologies and products more quickly and market more effectively than our product candidates, our commercial opportunity will be reduced or eliminated.
o	Alternative technologies may not require microbial or other cell produced proteins, such as our proprietary C1 cells and Dapibus™.
o

Our SARS-CoV-2 vaccine candidates are at the clinical stage and have not been approved for sale. We have not developed, manufactured or commercialized any vaccine product in the past, and we may be unable to produce a vaccine that can be used to successfully prevent the SARS-CoV-2 virus or its variants of concern, in a timely and economical manner, if at all.

o	The results of nonclinical studies and early-stage clinical trials may not be predictive of future results.
o	We may need substantial additional capital in the future to fund our business.
o	Changes in global economic and financial markets may have a negative effect on our business.
o

We face risks related to widespread outbreaks of contagious disease or other biological threats, any of which could significantly disrupt our operations and have a material adverse effect on our business, employees, directors, consultants, collaborators and other third parties, including business development activities and research and development projects conducted by third party contract research organizations parties.

o	Our sales and operations are subject to the risks of doing business internationally.
o

If we lose key personnel, including key management or board members, or are unable to attract and retain additional personnel, it could delay our technology and product development programs and harm our R&D efforts, and we may be unable to pursue research funding, licenses and other forms of collaborations or develop our own products.

o	We may be sued for product liability.
o	Foreign currency fluctuations could adversely affect our results.
o	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
o

We may make acquisitions, investments and strategic alliances that may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities.

o

We rely significantly on information technology, including artificial intelligence and machine learning, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

o	Information technology system failures, network disruptions or cyber security breaches could adversely affect our business.
o

Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business.

Risks Related to Dependence on Third Parties

o

We are dependent on collaborations with third parties, and if we fail to maintain or successfully manage existing, or enter into new, strategic collaborations, we may not be able to develop and commercialize many of our technologies and products and achieve profitability.

o	We have limited or no control over the resources that any collaborator or licensee may devote to our programs, and reductions in collaborators’ R&D budgets may affect our businesses.
o

We heavily rely on contracts with third-party contract research organizations (“CROs”) and other third-party service providers to conduct our research and development, pre-clinical, CMC and cGMP manufacturing, fill and finish, and potential clinical trials, which may not be available to the Company on commercially reasonable terms or at all.

o	Conflicts with the CROs, other service providers, collaborators and/or licensees could harm our business.
o	We rely on our collaborators and other third parties to deliver timely and accurate information in order to accurately report our financial results as required by law.
o

Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business.

Risks Related to Government Regulations and Environmental, Social, and Governance Issues

o	Potential future regulations limiting our ability to sell genetically engineered products could harm our business.
o	Public views on ethical and social issues may limit use of our technologies.
o	Our results of operations may be adversely affected by environmental, health and safety laws, regulations and liabilities.
o

Increasing scrutiny and changing expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

o	We have no experience submitting applications to the FDA or similar regulatory authorities in the past and could be subject to lengthy and/or unfavorable regulatory proceedings.

Risks Relating to Intellectual Property

o	Failure to protect our intellectual property and the intellectual property of certain third parties could harm our competitive position.
o

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and resources and could prevent us and our collaborators from commercializing our or their technologies and products or negatively impact our stock price.

o	Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.

Risks Related to Our Common Stock

o	The price of our shares of common stock is likely to be volatile, and you could lose all or part of your investment.
o	Our quarterly and annual operating results may be volatile.
o	We do not expect to pay cash dividends in the future.
o	Our anti-takeover defense provisions may deter potential acquirers and depress our stock price.
o

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

o	Future issuances of shares of our common stock may negatively affect our stock price.
o	The Company is exposed to credit risk and fluctuations in the values of its investment portfolio.
o	We are a smaller reporting company, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

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

Overview

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes several third-party consultants and research organizations to carry out the Company’s activities. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy SA, BASF SE, Codexis, Inc. and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1.

On December 31, 2015, the Company sold its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1-cell protein production platform for use in all human and animal pharmaceutical applications, and currently, the Company has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions) for use in all human and animal pharmaceutical applications. Danisco retained certain rights to utilize the C1-cell protein production platform in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents either owned by Danisco or licensed in by Danisco.

After the DuPont Transaction, the Company has been focused on building innovative microbial protein production platforms to address the growing demand for global protein bioproduction utilizing its advanced microbial platforms to develop and manufacture prophylactic, therapeutic, and nutritional biopharmaceutical products for human and animal health and wellness.

Our Technology

Our mission is to leverage our proprietary highly productive, and scalable microbial fungal protein production platforms to meet the growing demand for proteins in both human and animal health markets worldwide. Additionally, we aim to enable the rapid development and large-scale manufacturing of cost-effective proteins, metabolites, and other biologic products, extending beyond pharmaceutical applications in areas such as food, nutrition, and wellness.

The C1-cell protein production platform is a versatile thermophilic filamentous fungal expression system customized for the development and production of biologic products including enzymes and other proteins for human and animal health. Potential applications to be produced from C1-cells include protein antigens, ferritin nanoparticles, virus-like particles (“VLPs”), monoclonal antibodies (“mAbs”), Bi/Tri-specific antibodies, Fab antibody fragments, Fc-fusion proteins, as well as other therapeutic enzymes and proteins. The Company participates in multiple funded research collaborations with certain leading animal and human pharmaceutical companies. These partnerships are strategically engaged to leverage the potential of our C1-cell protein production platform in the development of innovative vaccines and drugs, as well as biosimilars and/or biobetters, which we believe will contribute to advancements in medical science and healthcare.

The Company also developed the Dapibus™ thermophilic filamentous fungal-based microbial protein production platform to enable the rapid development and large-scale manufacture of cost-effective proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, including food, nutrition, and wellness.

We believe that our microbial cell line possesses distinctive characteristics compared to conventional filamentous fungal cells. Moreover, we believe that our protein production platforms offer potential competitive advantages in the discovery, development, and manufacturing of biologic medicines and vaccines, compared to certain other legacy biopharmaceutical expression systems, which include but are not limited to:

Purity

High retention of target secreted protein through downstream processing

No requirement for viral (i.e., CHO and Baculovirus) or endotoxin (i.e., E. coli) removal

High Productivity

Robust and versatile growth conditions High yields of secreted protein

Low viscosity due to C1’s unique morphology

Robustness

Proven at both small and large scale, ranging from laboratory microtiter plates, shaker flasks, single use and/or stainless-steel microbial fermenters Stable and correctly folded monoclonal antibodies (mAbs), having binding, neutralizing and certain other properties similar to CHO produced mAbs

Speeds

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

Costs

High yields and rapid manufacturing cycle times reduce costs and shrink manufacturing footprint

C1-cells can be grown using low-cost and readily available cGMP media; C1 media < 1/20 of the cost of CHO cell media

No requirement for viral or endotoxin removal, which simplifies processing compared to CHO, Baculovirus and E. coli, saving time and money

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

Currently, we are not aware of other companies pursuing a business model similar to what we are developing under our microbial filamentous fungal-based protein production platform. However, our competitors using other protein production platforms who are significantly larger and better capitalized than us, could potentially adopt strategies similar to our and even implement them at a faster pace. These potential competitors include multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, governmental agencies, and other research institutions that are operating in the human health and animal health fields. Moreover, smaller or early-stage companies may emerge as significant competitors, particularly through collaborative arrangements with large, established companies. Unlike in human and animal health, several other companies have and are actively engaged in utilizing filamentous fungal microorganisms for the development and manufacture of low-cost proteins, metabolites, and other biological products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

We believe that our microbial fungal based protein production platforms, including C1 and Dapibus™, have significant potential to become an alternative to several traditional production technologies currently used in the biopharmaceutical industry to produce vaccines, monoclonal antibodies, and other therapeutic proteins for both the human and animal health markets. C1 has some inherent benefits and potential competitive advantages compared to CHO cells, E. coli, Pichia, and Insect Cells (i.e., Baculovirus) as discussed below:

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

•

Insect cells: Insect cells (i.e., Baculovirus) offer protein expression with post-translational modifications like mammalian cells, ease of scale-up, and simplified cell growth readily adapted to high-density suspension culture for large-scale expression. Baculovirus expression systems are used for producing recombinant protein, especially for vaccine antigens. Disadvantages include the comparably lower protein yields than C1 and the need for an added viral inactivation step.

We believe that our microbial protein production platforms hold the potential to become leading protein production platforms for developing and manufacturing proteins across various sectors, including biopharmaceuticals, food, nutrition, wellness, drug formulation, and research diagnostics, based on our platform's capability to expedite development processes, achieve high protein yields, scale efficiently, utilize low-cost media, and ultimately reduce production costs.

Our Industry and Potential Markets

Based on feedback received from our collaborators and our ongoing discussions with leading pharmaceutical and biotech companies, contract manufacturing organizations (CMOs), leading academic institutions, as well as U.S. and foreign governmental agencies, we continue to believe that the biopharmaceutical market is an attractive opportunity to apply our C1-cell protein production platform. The Company continues to evaluate potential opportunities to expand the application of our C1-cell protein production platform, and is currently focused on the following markets:

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

The Company believes that the biopharmaceutical industry can benefit from an innovative protein production platform that is safe, efficient, reliable, and cost effective. Such a platform could facilitate the rapid and high titer production of difficult to express proteins resulting in greater patient access and more affordable biopharmaceuticals. We believe that our C1-cell protein production platform has the potential to be an alternative to CHO, Baculovirus and other traditional expression systems to produce proteins for vaccines, therapeutics, diagnostics, alternative foods, nutrition and wellness and other biological products.

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

The Company has extended its research contract with VTT multiple times to continue developing Dyadic’s C1-cell protein production platform for therapeutic protein production, including C1 host system improvement, glycoengineering, protease deletion, and management of third-party target protein projects. A significant portion of the research and development activities at VTT are being funded by the Company’s third-party collaborators.

(2)	Other CROs and cGMP Manufacturers

The Company works with several other research providers, cGMP manufacturers, and contract research organizations from time to time, which are important to achieve the Company’s scientific and business objectives. These entities include but are not limited to CR2O, a contract research organization, to manage and support further preclinical and clinical development of DYAI-100, and Eleszto Genetika (Budapest, Hungary).

These arrangements are typically work for hire on an as-needed basis, however, certain of these programs, if negatively impacted due to resource availability, disagreements, or for other reasons could lead to delays or inability to realize our research and commercial objectives. The Company, supplemented by third party funding is also further developing its Dapibus™ protein production platform for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

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

●	Success in glycoengineering C1 cells to express mAbs that have human-like glycan structures.
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

Glycosylated Therapeutic Programs and Potential Nivolumab Commercialization Program

The Company’s longer-term objective, which will require substantially more time and capital, is to apply the C1-cell protein production platform for the large therapeutic glycoprotein market. We believe that the rapid advances being made in genomics and synthetic biology, make the C1 fungal cell line a promising candidate to further engineer glycosylation pathways: (i) to produce therapeutic proteins having human-like glycoforms structures such as G0, G2, G0F, and G2F; (ii) to reduce or eliminate O-glycosylation; and (iii) to create potentially improved immunogenicity in the case of vaccines.

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

(2)	Pharmaceutical Programs

DYAI-100, a C1-SARS-CoV-2 recombinant protein RBD vaccine candidate, is the first C1-expressed protein tested in humans. The Phase 1 randomized, double-blind, placebo-controlled trial was designed as a first-in-human trial to assess the clinical safety and antibody response of DYAI-100, produced using the C1 platform and administered as a booster vaccine at two single dose levels in healthy volunteers. Following the regulatory clearance from the South African Health Products Regulatory Authority (SAHPRA), the trial was initiated in 1Q 2023 with the last patient visit occurring in 3Q 2023. On November 29, 2023, the Company announced the top-line safety results, indicating that the study had met its primary endpoint that both the low and high dose levels of the vaccine are safe and well tolerated among participants. Additionally, the vaccine has been shown to induce immune responses at both dose levels, suggesting its potential efficacy in generating protective immunity against the target virus.

On March 25, 2024, the Company entered into a funded research collaboration with a top ten pharmaceutical company to develop a vaccine antigen and a monoclonal antibody produced from the C1 technology.

On March 15, 2024, the Company expanded its collaboration with Phibro Animal Health/Abic Biological Laboratories Ltd to develop vaccines and treatments for companion and livestock animal diseases.

In March 2024, a manuscript of preclinical studies on C1 produced monoclonal antibody in non-human primates and hamsters was published in the prestigious peer-reviewed journal Nature Communications. A non-human primate challenge study completed dosing of a C1 produced COVID-19 monoclonal antibody that had previously demonstrated broad neutralization and protection against Omicron (BA.1 and BA.2) and the other earlier variants of concern in hamsters. Preliminary results obtained from the challenge study with the SARS-CoV-2 Delta virus on non-human primates demonstrated potential high protection. This was the first time a C1-produced monoclonal antibody was used in a non-human primate study validating the safety and efficacy of a C1 produced antibody for infectious diseases.

At the NIIMBL conference in February 2024, the Company showcased our project data and research results generated from the NIIMBL Grant received by the Company under the previously announced White House’s American Rescue Plan.

On February 28, 2024, the Company’s Dutch subsidiary, Dyadic Nederland BV, entered into a strategic partnership agreement and collaboration with Rabian BV (“Rabian”), a Dutch innovative SME founded by experienced entrepreneurs and vaccine scientists. Awarded by Eurostars for the AVATAR project, a part of the European Partnership on Innovative SMEs, and co-funded by the European Union through Horizon Europe, Rabian will use the total funding leveraging its expertise in virology to develop a rabies vaccine using Dyadic’s C1 protein production platform to tackle the challenges posed by rabies, particularly in lower- and middle-income countries. Dyadic is expected to receive an equity stake in Rabian, fully funded research and development costs, and specified product milestones and royalties upon commercialization.

On February 21, 2024, the Company announced it has advanced its collaboration with the Israel Institute for Biological Research (IIBR) and its commercial arm Life Science Research Israel (LSRI), to target emerging disease solutions. This partnership aims to leverage Dyadic’s expertise in microbial platforms for flexible scale protein bioproduction and the IIBR’s antibodies and antigens discovery capabilities to develop and manufacture innovative solutions for addressing emerging diseases and potential bio-threats. Through this collaboration, both parties are working towards the development of effective treatments and vaccines to combat global health challenges with the intention of future commercialization (to date, the framework is non-binding and subject to the execution of a binding agreement to be negotiated by the parties) through collaborative out-licensing initiatives.

On February 13, 2024, the Company announced a strategic partnership with Cygnus Technologies®, part of Maravai LifeSciences® (Nasdaq: MRVI), which has developed the C1 Host Cell Protein ELISA Kit for the quality release of products produced using Dyadic’s protein expression platforms.

On February 6, 2024, the Company announced it has signed a fully funded evaluation agreement including a commercial option with an undisclosed leading global biopharmaceutical company to design and produce recombinant proteins using Dyadic’s C1 filamentous fungal-based microbial protein production platform.

On October 25, 2023, the Company announced that it has entered into a new research collaboration with the Vaccine and Immunotherapy Center (“VIC”) at Massachusetts General Hospital to express vaccine antigens for influenza A and other infectious diseases, as part of VIC's $5.88 million award from the Department of Defense (“DoD”).

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

Rubic One Health, South Africa

In April 2023, the Company expanded the license agreement with South Africa’s Rubic One Health (“Rubic”) to include vaccines and therapeutic proteins beyond COVID-19 for both human and animal health markets. This is a collaboration to develop end-to-end solutions to develop, manufacture, commercialize, and distribute affordable vaccines and biologics for human and animal health in underserved African countries. Tech transfer of the C1-cell protein production platform has been completed. Under the license agreement, Dyadic is expected to receive certain marketing rights and other considerations, including milestones and royalty payments, from Rubic.

Phibro/Abic Sublicense Agreement

On February 8, 2022, the Company entered into an exclusive sublicense agreement with Abic Biological Laboratories Ltd. (“Abic”), an affiliate of Phibro Animal Health Corporation (“Phibro”), based on an existing July 1, 2020, non-exclusive sublicense and development agreement (the “Phibro/Abic Agreement”), to provide services for a targeted disease. Since then, the Company has expanded the Phibro/Abic Agreement to include additional research projects to develop vaccines and treatments for companion and livestock animal diseases.

(3)	Non-pharmaceutical Programs

Dyadic’s newly developed Dapibus™ filamentous fungal based microbial protein production platform is reengineered to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness. Given Dyadic’s industrial heritage, the expertise to rapidly achieve commercial scale within margin sensitive markets such as food and nutrition enzymes, provides our partners with the ability to move from demonstration to commercial production quickly and efficiently. We are actively applying our proprietary Dapibus™ platform and other technologies to address the unmet need to reduce the production cost in the global market for non-pharmaceutical recombinant proteins.

Cell Culture Media Products

o

Recombinant Serum Albumin: In March 2024, the Company executed a term sheet with a global albumin manufacturer and distributor to develop and license Dyadic’s recombinant serum albumin initially for diagnostic and research-grade purposes. The Company’s animal-free recombinant serum albumin projects were initiated in late 2022 using Dyadic pharmaceutical cell lines for use in potential therapeutic, product development, research, and/or diagnostic human and animal pharmaceutical applications. Animal-free recombinant serum albumin projects were initiated for use in potential non-pharmaceutical applications such as a component of cell culture media in nutrition, health, and food. The Company has completed the initial analysis of its recombinant albumin products and has Certificates of Analysis for recombinant human and bovine albumin that demonstrate comparability to reference standards used in the testing.

o	In March 2024, the Company entered into a co-promotion agreement with Biftek Co. for the promotion of growth media supplement for cell culture.
o

The Company has commenced a development program to produce recombinant transferrin for use in cell culture media for the alternative protein industry, and initial production via our microbial platform was successful.

o	The Company is currently providing samples of recombinant bovine serum albumin for application testing as growth media for the cultured meat industry.

Non-animal Dairy Products

o

In September 2023, the Company entered into a development and exclusive license agreement to commercialize certain non-animal dairy enzymes used in the production of food products using Dapibus™ and received an upfront payment of $0.6 million in October 2023. The Company believes it has achieved the specified target yield level required for a milestone payment.

o	The Company has developed a highly productive strain and is providing samples of recombinant alpha-lactalbumin, a whey protein, to interested collaborators.
o	The Company has initiated a beta-lactoglobulin animal-free recombinant whey protein project in early 2024.
o	The Company has commenced a recombinant lactoferrin development program and expects to provide samples of the product in the third quarter of 2024.
o	The Company has expressed four casein proteins and is in active discussions with potential collaborators.

Bio Industrial Products

o	The Company has developed several enzymes that have the potential for use in multiple industries, such as nutrition, biofuels and biorefining.

Other Events

●

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The purchasers of the Convertible Notes include immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock.

●

For the year ended December 31, 2023, the Company received approximately $1.3 million from the sale of its equity interest in Alphazyme LLC (“Alphazyme”). Dyadic previously received its equity as part of the consideration for the grant of a non-exclusive license to certain of Dyadic's technology. Dyadic has the right to receive milestone and royalty payments based on potential sales of C1-expressed products by Alphazyme. Dyadic also has the potential to receive additional payments based on future sales of Alphazyme's existing products.

●

In April 2023, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office (USPTO) for patent application 16/640,483, titled “PRODUCTION OF FLU VACCINE IN MYCELIOPHTHORA THERMOPHILA” (the “Patent”), and is expected to provide patent protection through 2038. The Patent will cover claims for the development and manufacture of seasonal and pandemic influenza vaccines from the Company’s C1 protein production platform.

Government Regulation and Product Approval

As a small biotechnology company that operates in the United States, we are subject to extensive regulation. Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Product candidates that we develop must be approved by the FDA, before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. For additional discussion on the effect of existing or probable governmental regulations on our business, see “Risk Factors—Risks Related to Government Regulations and Environmental, Social, and Governance Issues.”

Employees

As of December 31, 2023, the Company had 7 full-time employees, all of whom are located in the United States.

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

Currently, Dyadic owns or has exclusive rights to seven (7) patent families, of which five (5) entered the national phase. The other two (2) applications are at the international (Patent Cooperation Treaty, PCT) phase. There are currently one (1) patent and five (5) pending patent applications in the United States, one patent in South Africa, and eighteen (18) additional patent applications in a variety of jurisdictions including Europe and China.

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

Available Information

Information that we furnish to or file with the SEC, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are made available for download, free of charge, through the Company’s website at www.dyadic.com as soon as reasonably practicable. The Company’s SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website. Accordingly, investors should monitor this channel, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts. Information contained on the Company’s website is not part of this report.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other matters described in this Annual Report and in our financial statements and the related notes thereto in evaluating our current business and future performance. We cannot assure you that any of the events discussed in the risk factors below will or will not occur. If we are not able to successfully address any of the following risks, we could experience significant changes in our business, operations and financial performance. In such circumstances, the trading price of our common stock could decline, and in some cases, such declines could be significant, and you could lose part or all of your investment. In addition to the risks described below, other unforeseeable risks that we currently believe are immaterial may arise that adversely affect our operating results. Certain statements contained in this Annual Report (including certain statements used in the discussion of our risk factors) constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” appearing on page [4] of this Annual Report for important information regarding reliance on forward-looking statements.

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

As we attempt to adapt our microbial protein production platforms, including C1 and Dapibus™ and our other technologies for use in the biopharmaceutical and other markets, our business is subject to the execution, integration, and research and development risks that early-stage companies customarily face with new technologies, products and markets. These risks relate to, among other things, our ability to successfully further develop our protein production platforms and our other technologies, products and processes, assemble and maintain adequate production and research and development (“R&D”) capabilities, comply with regulatory requirements, construct effective channels of distribution and manage growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by early-stage companies in expanding and upgrading our intellectual property, regulatory, marketing, sales and R&D capabilities, improving our accounting and financial reporting and internal controls infrastructure, and adapting to the rapidly evolving industries in which we operate. Additionally, we are subject to competition from much larger companies with more resources than we have. Also, the market for developing and manufacturing pharmaceutical proteins produced from a filamentous fungus, such as the C1 fungus, is a market that is not yet established and is subject to a high level of regulatory hurdles from the U.S. Food and Drug Administration (the “FDA”) and other governmental bodies, and there is a risk that such technologies will not be adopted by the pharmaceutical industry or governmental agencies and therefore not succeed and/or not grow at the rates projected or at all.

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

As of December 31, 2023, we had an accumulated deficit of approximately $80.3 million. Our profitability has strongly relied on, and will be even more reliant going forward on, third party industry and government research funding, licensing partnerships and other forms of collaborations. We believe that it is likely that if we do not sign license agreements or other forms of collaborations, we will incur losses because of our planned levels of R&D and additional general and administrative expenditures that we believe are necessary to operate our business and further develop our microbial protein production platforms and other technologies for use in the pharmaceutical and non-pharmaceutical industries. The amount of our future net losses will depend, in part, on the rate of increase in our expenses along with other potential cost of unforeseen circumstances, our ability to generate research funding, government grants, receipt of access fees, milestones, royalty and other payments, and whether we are able to generate revenues by entering into license agreements or other forms of collaborations, launch new products and/or processes from future licensees or collaborators, and our ability to raise additional capital. The net losses we anticipate incurring over the next several years will have an adverse effect on our stockholders’ equity and working capital.

The R&D efforts needed to enhance and leverage our microbial protein production platforms, including C1 and Dapibus™, for use in developing and manufacturing human and animal biopharmaceuticals and other non-pharmaceutical products will require significant funding and increased staffing. Therefore, we expect near-term operating and research expenses to continue, and maybe even accelerate, as we further develop our research and business plans, and our goals and objectives. Consequently, we will require significant additional revenue to achieve profitability. We cannot provide assurance that we will be able to generate any revenues from our focus and efforts as we intend to apply our C1-cell and Dapibus™ into the biopharmaceutical and non-pharmaceutical industries. If we fail to enter into new license agreements or other forms of collaborations or generate revenues and profit from additional research projects and government grants, the market price of our common stock will likely decrease. Further regulatory complications, competition from other technologies, or delays in our research programs and the adoption and use of the C1-cell and Dapibus™ protein production platforms and our other technologies by the biopharmaceutical and non-pharmaceutical industries may force us to reduce our staffing and research and development efforts, which may further affect our ability to generate cash flow.

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

Our revenue growth depends in part on market and regulatory acceptance of our microbial protein production platforms and other technologies to develop and manufacture animal and/or human biopharmaceutical and non-pharmaceutical products.

The success of our biopharmaceutical business will depend on our ability to develop, register, and introduce similar, new and improved technologies and products in a timely manner, at significantly lower manufacturing costs that address the evolving requirements of the pharmaceutical industry and potential customers. There is no assurance that the C1-cell protein production platform or any product expressed from C1, or our other technologies, will perform the same or better, save our customers money relative to existing gene expression technologies or those of our competitors, provide our customers with other benefits, obtain governmental safety and regulatory approvals, be registered or gain market acceptance. If we fail to develop similar, new and better performing technologies, products and processes at significantly lower manufacturing costs, make fermentation yield improvements on our existing production processes, generate the necessary safety and regulatory data or gain registration and market acceptance of the C1-cell and DapibusTM protein production platforms, or our other technologies, products or processes, we could fail to recoup our R&D investments and fail to capitalize on potential opportunities or gain market share from our competitors. Any failure, for technological, quality, safety, regulatory, or other reasons, to develop and launch improved technologies and new products, could negatively impact our business, financial condition and results of operation.

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

We may fail to commercialize our microbial protein production platforms or other technologies for the expression of therapeutic proteins, antibodies, vaccines, and metabolites or other non-pharmaceutical biologic products.

We have not yet completed the necessary safety, efficacy, cost and regulatory studies, or the commercialization of any therapeutic proteins, antibodies and vaccines, and metabolites or other non-pharmaceutical biologic products based on C1 or Dapibus™.

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

Successful development of our microbial protein production platforms, including C1 and Dapibus™, for biopharmaceutical and non-pharmaceutical purposes will require significant research, development and capital investment, including testing, to prove its safety, efficacy and cost-effectiveness. In general, our experience has been that each step in the process has been longer and costlier than originally projected, and we anticipate that this is likely to remain the case with respect to the continuing development efforts of our biopharmaceutical and non-pharmaceutical business.

If our competitors develop technologies and products more quickly and market more effectively than our product candidates, our commercial opportunity will be reduced or eliminated.

The biopharmaceutical industry is characterized by rapid technological change, and the area of gene and protein research and platform development is a rapidly evolving field. Any biopharmaceutical products we or our current collaborators or licensees develop through the C1-cell protein production platform, or through our other technologies, will compete in highly competitive and regulated markets. Many of the organizations competing with us in the market for such products have more capital resources, larger R&D and marketing staff, facilities and capabilities, and greater experience in research and development, regulatory approval, manufacturing and commercialization of technology and products. Accordingly, our competitors may be able to develop technologies and products more rapidly. Our future success will depend on our ability to maintain a competitive position with respect to technological advances in terms of product and process quality, stability, safety, productivity and cost. If a competitor develops superior technology or products, or more cost-effective alternatives to our and our collaborators’ or licensees’ technologies, products or processes, it could have a material adverse effect on our business, financial condition and results of operations. Well-known and highly competitive biotechnology companies offer comparable or alternative technologies for the same products and services as our biopharmaceutical and non-pharmaceutical business. We anticipate that we and our current or future collaborators and licensees will continue to encounter increased competition as new companies enter these markets and as the development of biological processes and products evolves.

Alternative technologies may not require microbial or other cell produced proteins, such as our proprietary C1 cells.

Research is being conducted with cell or gene-based therapies and other technologies that offer a possible alternative to producing proteins as they are being produced today based on microbial, organic matter containing Carbon, Hydrogen, and Oxygen or other organisms, such as our proprietary C1 cells or Dapibus™. Alternative methods may allow genes to be directly inserted into cells that can be implanted into animals and humans directly, displacing the need for the existing methods used for the development of biologic vaccines and drugs. If they are successful, these new methods may supplant or greatly reduce the need for microorganisms, Carbon, Hydrogen, and Oxygen or other organisms, including our C1 cells and Dapibus™, to produce these proteins externally as the injected cells in animals and humans may be able to do so internally.

Our SARS-CoV-2 vaccine candidates are at the clinical stage and have not been approved for sale. We have not developed, manufactured or commercialized any vaccine product in the past, and we may be unable to produce a vaccine that can be used to successfully prevent the SARS-CoV-2 virus or its variants of concern, in a timely and economical manner, if at all.

Our DYAI-100, SARS-CoV-2 vaccine candidate has successfully completed its Phase 1 clinical trial in South Africa. However, we do not plan to continue Phase 2/3 clinical trials of DYAI-100 unless we obtain funding from our partners and collaborators. Moreover, adverse events, or the perception of adverse events, relating to vaccine product candidates and delivery technologies may negatively impact our ability to develop commercially successful products and also may lead to greater government regulation, which could have a material effect on our ability to develop and market our SARS-CoV-2 vaccine product candidates.

The success of our efforts to develop and commercialize our vaccine product candidates could fail for a number of reasons. Accordingly, we may be unable to produce a vaccine that successfully targets SARS-CoV-2 in a timely and economical manner, if at all. For example, we expect to commit significant financial resources and personnel to the development of SARS-CoV-2 vaccine product candidates, which may cause delays in or otherwise negatively impact our other product candidate development program. The outcome of any research and development program is highly uncertain. Only a small fraction of biotechnology and vaccine development programs ultimately result in commercial products or even product candidates, and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a vaccine. Additionally, our ability to develop an effective vaccine will depend on our ability to work on an accelerated timeline, with limited access to financial resources beyond those that we currently possess, and in competition with a significant number of better-funded and more experienced vaccine-development companies. Moreover, uncertainties exist surrounding the longevity and severity of COVID-19 as a global health concern, and given the COVID-19 pandemic is now relatively contained and the risk of further spread is diminished, we may be unable to identify strategic partners willing to work with and support us in our development efforts and/or the market that we anticipate for this product candidate may not exist or may be much smaller than we previously anticipated. Alternatively, even if a market exists, our vaccine product candidates could be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. Our vaccine product candidates, even if safe and effective, could be difficult to manufacture on a large scale or uneconomical to market, or our competitors could develop superior products more quickly and efficiently or more effectively market their competing products. Accordingly, our inability to develop a commercially successful vaccine product could materially harm our business.

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

Our future capital requirements may be substantial, particularly as we continue to further develop, engineer and optimize our microbial protein production platforms and other proprietary technologies, products and processes for licensing for research and development, and commercialization of potential animal and human pharmaceutical products.

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

Our business is subject to a variety of market forces including, but not limited to, domestic and international economic, political and social conditions. Many of these forces are beyond our control. Any change in market conditions that negatively impacts our operations or the demand of our current or prospective customers could adversely affect our business operations. For example, economic uncertainty and volatility, including as a result of high-interest rates and inflation, have had and may continue to have a material adverse effect on our business.

Changes in the global financial, pharmaceutical and biotech markets may make it difficult to accurately forecast operating results. These changes have had, and may continue to have, a negative effect on our business, results of operations, financial condition and liquidity. In the event of a downturn in global economic activity, current or potential business partners may go out of business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products and increased payment delays or defaults. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations and difficulties if we over strained our resources. The timing and nature of a sustained recovery in the credit and financial markets remain uncertain, and there can be no assurance that market conditions will significantly improve in the near future or that our results will not continue to be materially and adversely affected.

In addition, geopolitical risks, including those arising from political turmoil, trade tension or the imposition of trade tariffs and/or sanctions, terrorist activity and acts of civil or international hostility, are increasing. For instance, the ongoing military conflict between Russia and Ukraine, as well as conflicts in the Middle East have had negative impacts on the global economy and is expected to have further global economic consequences. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

We face risks related to widespread outbreaks of contagious disease or other biological threats, any of which could significantly disrupt our operations and have a material adverse effect on our business, employees, directors, consultants, collaborators and other third parties, including business development activities and research and development projects conducted by third party contract research organizations parties.

Significant outbreaks of contagious diseases, and other adverse public health developments, have had and could have a material impact on our business operations, financial condition, and operating results. Pandemics and other outbreaks of contagious disease have in the past and could in the future significantly impact the operation of our business. For example, pandemics have in the past adversely affected our ability to carry on certain business development activities, including as a result of restrictions in business-related travel, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party contract research organizations with whom we conduct business, due to illness or quarantines. In addition, pandemics and other outbreaks of contagious disease have in the past and may in the future exacerbate other risks disclosed in this Annual Report. See, for example, “—Changes in global economic and financial markets may have a negative effect on our business.” Whether and to what extent future pandemics and other outbreaks of contagious diseases may impact our financial and operational performance will depend on developments that include the duration, spread and severity of the outbreak, the timetable for administering and efficacy of vaccines, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of the pandemic or outbreak on overall demand for our products, technologies and services, and other factors beyond our control, all of which are highly uncertain and cannot be predicted.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security breaches could cause interruptions in our operations and could result in a material disruption of our research activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. While we have experienced and continue to experience system failures, accidents and security breaches from time to time, none has been material to date. To the extent that any disruption or security breach was to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and delays in our research efforts and financial reporting compliance, as well as a significant increase in costs to recover or reproduce the data.

Of special note is our risk when implementing new capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, or causing delays or difficulties in transitioning to new systems. As we implement new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. These events could impact our customers, suppliers, subcontractors, employees, our financial reporting and our reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expense, all of which may have a material adverse effect on our business. Our systems implementations may also not result in productivity improvements at the levels anticipated. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Likewise, cyber incidents, including malicious cyber-attacks perpetrated on our employees and cyber incidents caused by third parties surreptitiously accessing our systems by other means, are an on-going risk to the security of the systems, networks, information and data of ours, our customers, subcontractors and suppliers. While we have security, internal control and technology measures in place to protect our systems and networks, confidential business information, personal data of ours, our customers, employees, suppliers and subcontractors, our information technology systems and those of our third-party service providers have been and may in the future be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information, other sensitive information, production downtime or loss of business, and damage to our reputation, competitiveness and operations. In addition, flexible working arrangements and remote working for overseas consultants may adversely impact our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees and consultants could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including, but not limited to rules implemented by the SEC in 2023, may pose complex compliance challenges and result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could require significant additional resources and cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.

Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business.

We rely on third-party software and infrastructure to run critical accounting, project management and financial information systems. If software or infrastructure vendors decide to discontinue further development, integration or long-term maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. These disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

Compliance with FDA, Environmental Protection Agency (“EPA”) and EU regulations could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products. The FDA currently applies the same regulatory standards to products made through genetic engineering as those applied to products developed through traditional methodologies. Regardless of GMO status, a product may be subject to lengthy FDA reviews and unfavorable FDA determinations due to safety concerns or changes in the FDA’s regulatory policy. The EPA regulates biologically derived enzyme-related chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process or product in question, resulting in higher manufacturing costs, thereby making the product uneconomical. The EU and other countries also have regulations regarding the development, production and marketing of products from GMOs, which may be as or more restrictive than U.S. regulations.

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

In addition, our customers may adopt policies that include social and environmental requirements or may seek to include such provisions in their contract terms and conditions. These social and environmental responsibility provisions and initiatives are subject to change and vary from jurisdiction to jurisdiction, and certain elements may be difficult and/or cost prohibitive for us to comply with given the inherent complexity and the global scope of our operations. In certain circumstances, in order to meet the requirements or standards of our customers, we may be obligated to modify our sourcing practices or make other operational choices which may require additional investments and increase our costs or result in inefficiencies.

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

The C1-cell protein production platform has been tested for use in the manufacturing of an enzyme in the production of wine, beer and fruit juices, and has generated promising safety and toxicity data for that enzyme. The C1-cell protein production platform could produce vaccines, antibodies, or therapeutic products and enzymes that have safety, toxicity, pathogenicity, immunogenicity and other issues associated with them. The C1-cell protein production platform and our other technologies may be subject to lengthy regulatory reviews and unfavorable regulatory determinations if they raise safety questions which cannot be satisfactorily answered or if results from studies do not meet regulatory requirements. An unfavorable regulatory ruling could be difficult to resolve and could delay or possibly prevent a product from being commercialized, or even delay or prevent the use of the C1-cell protein production platform or our other technologies to produce future products, which would have a material adverse effect on our growth and prospects. Additionally, future products produced by us or our current and future collaborators or licensees using the C1-cell protein production platform, or our other technologies may not be approved by the FDA or other regulatory agencies in the U.S. or worldwide. There is no assurance that safety, toxicity, pathogenicity, immunogenicity and other issues will not arise in current or future product development and manufacturing programs due to media, fermentation, inherent properties or genetic changes in the C1 and other strains and fermentation processes.

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

•	Lawsuits initiated by or against us, Danisco, or our current and future collaborators and licensees;
•	Period-to-period fluctuations in our operating results;
•	Future royalties from product sales, if any, by Danisco, our current or future strategic partners, collaborators or licensees;
•	Future royalties may be owed to Danisco by us, our collaborators, licenses, or sub-licensees under certain circumstances related to our Danisco Pharma License;
•	Short positions taken in our common stock;
•	Sales of our common stock or other securities in the open market;
•	Stock buy-back programs;
•	Stock splits; and
•	Decisions made by the board related to potential registration of Dyadic’s stock under the Securities Act of 1933, as amended (the “Securities Act”), and/or up listing to another stock exchange.

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

Our executive officers, directors and principal stockholders (5% stockholders) together control approximately 35.1% of our 28,811,061 shares of outstanding common stock as of December 31, 2023.

Our Founder and Chief Executive Officer Mark Emalfarb, through the Mark A. Emalfarb Trust U/A/D October 1, 1987, as amended (the “MAE Trust”) of which he is the trustee and beneficiary, owned approximately 15.7% of our outstanding common stock as of December 31, 2023. Further, the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), whose beneficiaries are the descendants and spouse of Mr. Emalfarb, owned approximately 12.3% of our outstanding common stock as of December 31, 2023. We have historically been partially controlled, managed and partially funded by Mr. Emalfarb, and affiliates of Mr. Emalfarb. Collectively, Mr. Emalfarb and stockholders affiliated with Mr. Emalfarb controlled approximately 28.0% of our outstanding common stock as of December 31, 2023.

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

As of December 31, 2023, there were 28,811,061 shares of our common stock outstanding. Approximately 35.1% of these outstanding common shares are beneficially owned or controlled by our executive officers, directors and principal stockholders.

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

We are a smaller reporting company and are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our filings with the Securities and Exchange Commission due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock prices may be more volatile.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, the risk of intellectual property theft, fraud, harm to employees or third parties with which we conduct business and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. We have established policies and controls for assessing, identifying and managing material cybersecurity risks and responding to material cybersecurity incidents.

We routinely assess material cybersecurity risks, including potential unauthorized occurrences on, or conducted through, our information systems that may compromise the confidentiality, integrity or availability of those systems or information maintained in them. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments when there is a material change in our business practices that we believe could affect information systems that are vulnerable to cybersecurity threats. These risk assessments include identifying reasonably foreseeable internal and external risks and the potential harm if the risks were to materialize. We conduct these risk assessments directly and also periodically engage third-party providers to support these processes.

Following these risk assessments, we evaluate how to appropriately implement and maintain reasonable safeguards to mitigate identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We have implemented cybersecurity tools, conducted employee training, and monitored emerging laws and regulations related to data protection and information security. We may also [obligate] certain third-party business partners to certify that they can implement and maintain appropriate security measures, consistent with all applicable laws, in connection with their work for us, and to promptly report any suspected breach of their security measures that may affect the Company.

Cybersecurity events and data incidents are evaluated, assessed based on severity and prioritized for response and remediation. Under our incident response policies, incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.

We have not, to date, experienced a cybersecurity incident that was determined to be material, although, like any technology provider, we have experienced incidents in the past. Despite our cybersecurity efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management team. Our board of directors has delegated responsibility to the Audit Committee for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive regular updates from senior management, including leaders from our information technology, legal and compliance teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, information on how management is addressing and/or mitigating those risks, cybersecurity incidents (if any) and the status on key information security initiatives.

Our Chief Executive Officer and Chief Financial Officer are principally responsible for overseeing the cybersecurity risk management program, in partnership with outside consultants, as well as managing and responding to material cyber incidents if any occur. They will provide periodic briefings to the Audit Committee and to the Board of Directors about our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In addition, our policies for managing and responding to cybersecurity incidents include procedures for appropriate escalations to our Audit Committee Chair.

Item 2.	Properties

Leases

Jupiter, Florida Headquarters

The Company’s prior lease for its corporate headquarters located at 140 Intracoastal Pointe Dr. located in Jupiter Florida, expired on August 31, 2023. In August 2023, the Company entered into a new lease comprising approximately 1,719 square feet of office space located at 1044 N US 1, Jupiter, Florida, commencing September 1, 2023 (“Commencement Date”). Rent is subject to three percent (3%) annual increases, and the Company is responsible for certain common area maintenance charges and taxes throughout the life of the lease. The lease has an initial term of three (3) years, following the Commencement Date with an option to extend for two (2) successive one (1) year terms. The option to extend were not included in the lease term used in determining the right-of-use asset or lease liability, as the Company did not consider it reasonably certain that it would exercise the option.

The Netherlands Office

The Company maintains a small satellite office in Wageningen, The Netherlands. The Company occupies a flexible office space for an annual rental rate of approximately $4,800. The lease expires on January 31, 2025, and thereafter, the Company will reconsider the leased space to align with the future operations of the Company.

We believe that our current office spaces are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space is available to accommodate any expansion of our operations, but such space may not be available in the same building if and when such space is needed.

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

Market Information

As of December 31, 2023, Dyadic had two classes of capital stock authorized, common stock and preferred stock. Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. There were no shares of preferred stock outstanding for the reported period. The number of record holders of our common stock as of December 31, 2023 was 50, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. We have never declared or paid any dividends in the past. Any future determination to pay dividends will be at the discretion of our Board of Directors (the “Board”).

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12.

Equity Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

Overview

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes several third-party consultants and research organizations to carry out the Company’s activities. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa Bioenergy SA, BASF SE, Codexis, Inc. and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1.

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

Critical Accounting Estimates

The preparation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions. Such differences could be material to the consolidated financial statements.

We define critical accounting estimates as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting estimates, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting estimates include the following:

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

Revenue related to grants: The Company may receive grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to fund the Company’s research collaborations partially or fully, including opportunities and projects that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for vaccines and/or antibodies candidates.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Research and development revenue	$2,545,865	$2,683,244
License revenue	$352,941	$247,059
Cost of research and development revenue	$1,975,849	$2,123,193

For the years ended December 31, 2023 and 2022, the Company’s revenue was generated from sixteen and fourteen collaborations, respectively. The decrease in revenue and cost of research and development revenue was due to higher individual contract amounts on certain research funding and related work performed during 2022. The license revenue for the year ended December 31, 2023 was in connection with the Janssen license agreement, and for the year ended December 31, 2022 was in connection with the Phibro/Abic and Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the year ended December 31, 2023 decreased to $3.3 million compared to $4.5 million for the year ended December 31, 2022. The decrease primarily reflected the winding down of activities related to the Company’s Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023, decreased to  $5.8 million compared to $6.4 million for the year ended December 31, 2022. The decrease principally reflected a decrease in management incentives of $466,000, business development and investor relations costs of $219,000, and legal expenses of $39,000, partially offset by increases insurance premiums of $96,000, and other increases of $24,000.

Foreign Currency Exchange

Foreign currency exchange loss for the year ended December 31, 2023 was $38,000 compared to $50,000 for the year ended December 31, 2022. The decrease reflected the currency fluctuation of the Euro in comparison to the U.S. dollar.

Interest Income

Interest income for the year ended December 31, 2023, increased to $417,000 compared to $180,000 for the year ended December 31, 2022. The increase was primarily due to an increase in interest rates and yield on the Company’s investment grade securities, which are classified as held-to-maturity.

Other Income

For the year ended December 31, 2023, the Company had a gain of approximately $1.0 million from the sale of the Company’s equity interest in Alphazyme, LLC. For the year ended December 31, 2022, the Company received a settlement payment of $250,000 from the termination of a proposed license and collaboration.

Income Taxes

The Company had net operating loss (“NOL”) carryforwards available as of December 31, 2023 and 2022, in the amount of approximately $45.9 million and $44.0 million, respectively. Approximately $42.9 million of the net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the net operating loss carryforwards will expire at varying dates through 2037.

Net Loss

Net loss for the year ended December 31, 2023 was $6.8 million compared to a net loss of $9.7 million for the year ended December 31, 2022. The decrease in net loss of $2.9 million was principally due to decreases in research and development expenses of $1.2 million, general and administrative expenses of $605,000, and partially offset by an increase in other income of $768,000.

Liquidity and Capital Resources

Our primary source of cash to date has been the cash received from the DuPont Transaction in 2015, interest income received from investment grade securities, revenues from our research collaboration agreements and license agreements, and funds from the exercise of employee stock options. For the year ended December 31, 2023, the Company received $1.3 million from the sale of its equity interest in Alphazyme, LLC and $600,000 upfront payment for a product development and licensing agreement.

On March 8, 2024, the Company sold and issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchasers of the Convertible Notes include immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, (collectively, the “Purchasers”). The net proceeds from the sale of the Convertible Notes, after deducting offering expenses, are approximately $5,850,000. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes will be senior, secured obligations of Dyadic and its affiliates, and interest will be payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes.

The Convertible Notes will be convertible into shares of Dyadic’s Class A common stock (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date. The conversion price is $1.79 per share of the Common Stock, which is equal to 125% of the trailing 30-day VWAP of the Common Stock ending on the trading day immediately preceding the date of the securities purchase agreement. For more information regarding the Convertible Notes, including the covenants related thereto see Note 8 to the Consolidated Financial Statements.

This private placement funding strengthened our financial position, and it will support our near term revenue growth and accelerate our strategic objective of commercialization opportunities for pharmaceutical and non-pharmaceutical applications. The Company has received successful top-line results for the Phase 1 clinical trial of DYAI-100, and we do not plan to continue Phase 2/3 clinical trials unless funding is secured.

Our ability to achieve profitability depends on many factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sub-license agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities, including our business development and research expenses, as well as legal and administrative costs as an SEC reporting and NASDAQ listed company. Our future cash requirements will depend on many factors, including those factors discussed under Item 1A. Risk Factors.

As of December 31, 2023, we had an accumulated deficit of $80.3 million. We expect to incur losses and have negative net cash flows from operating activities as we continue developing our microbial platforms and related products, and as we expand our pipeline and engage in further research and development activities for internal products as well as for our third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through sublicensing of the Company’s technologies and products, to raise enough capital to finance these developmental efforts.

We expect our existing cash and cash equivalents and cash raised from the Convertible Notes, investments in debt securities, and operating cash flows will be sufficient to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Form 10-K. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change because of many factors currently unknown. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

At December 31, 2023, cash and cash equivalents were $6.5 million compared to $5.8 million at December 31, 2022. The carrying value of investment grade securities, including accrued interest at December 31, 2023 was $0.8 million compared to $6.9 million at December 31, 2022.

Net cash used in operating activities for the year ended December 31, 2023 of $6.7 million resulted from a net loss of $6.8 million adjusted for share-based compensation expenses of $1.2 million, partially offset by sale of our investment in Alphazyme of $1.0 million, and changes in operating assets and liabilities of $0.1 million.

Net cash used in operating activities for the year ended December 31, 2022 of $8.1 million resulted from a net loss of $9.7 million adjusted for share-based compensation expenses of $1.9 million, offset by changes in operating assets and liabilities of $0.3 million.

Net cash provided by investing activities for the year ended December 31, 2023 was $7.5 million compared to net cash used in investing activities of $2.4 million for the year ended December 31, 2022. Cash flows from investing activities in 2023 were primarily related to proceeds from maturities, net of purchases of investment grade debt securities, and proceeds from the sale of investment in Alphazyme. Cash flows from investing activities in 2022 were primarily related to proceeds from maturities, net of purchases of investment grade debt securities.

There was no net cash provided by financing activities for the year ended December 31, 2023 compared to $544,000 for the year ended December 31, 2022. Cash flows from financing activities in 2022 were primarily related to proceeds received from the exercise of stock options.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required by this item are presented elsewhere in this report beginning on page F-1, in the order shown below:

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

Report of Independent Registered Public Accounting Firm (PCAOB ID 199)

Consolidated Balance Sheets as of December 31, 2023 and 2022 Consolidated Statements of Operations for the years ended December 31, 2023, 2022

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report because we are a “smaller reporting company.”

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or because the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

Insider Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

 Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2024 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year.

PART IV

Item 15.	Financial Statement and Exhibits

(a)     Financial Statement

Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.

(b)     Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1#	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2#	Third Amended and Restated Bylaws dated March 28, 2023	8-K	3.1	March 29, 2023
4.1#	Specimen Stock Certificate Evidencing Shares of Common Stock	10-12G	4.1	January 14, 2019
4.2#	Description of Registered Securities	10-K	4.2	March 30, 2020
4.3#	Senior Secured Convertible Promissory Note due March 8, 2027, dated March 8, 2024	8-K	4.1	March 11, 2024
10.1**#	Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.2	January 14, 2019
10.2**#	Dyadic International, Inc. 2021 Equity Incentive Plan	S-8	4.3	August 12, 2021
10.2.1**	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2021 Equity Incentive Plan				x
10.2.2**	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2021 Equity Incentive Plan				x
10.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.3	January 14, 2019
10.4**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.4	January 14, 2019
10.5**#	Employment Agreement, dated June 16, 2016, and First Amendment dated January 23, 2017, by and between Dyadic International, Inc. and Mark A. Emalfarb	10-12G	10.5	January 14, 2019
10.5.1**#	Second Amendment to Employment Agreement between Dyadic International, Inc. and Mark A. Emalfarb, dated as of November 12, 2019	8-K	10.1	November 13, 2019
10.6**#	Consulting Agreement, dated January 1, 2016, by and between Dyadic Netherlands B.V. and Sky Blue Biotech kft on behalf of Ronen Tchelet	10-12G	10.7	January 14, 2019
10.7**#	Compensation Letter, dated March 26, 2018, by and between Dyadic International, Inc. and Ping W. Rawson	10-12G	10.9	January 14, 2019
10.8**#	Employment Agreement between Dyadic International Inc. and Joseph Hazelton dated November 9, 2021	8-K	10.1	November 9, 2021
10.9**#	Form of Director and Officer Indemnification Agreement	10-12G	10.10	January 14, 2019
10.10#	Lease Agreement with Jupiter Harbour Office, LLC dated August 19, 2023	10-Q	10.1	November 8, 2023
10.11†#	Pharma License Agreement with Danisco US, Inc. dated December 31, 2015	10-12G	10.12	January 14, 2019
10.12†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated September 2, 2016	10-12G	10.13	January 14, 2019
10.12.1†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated June 28, 2019	8-K	10.1	July 5, 2019
10.13†#	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-Q	10.2	November 8, 2023
10.13.1†#	Amendment No. 1 dated July 26, 2021, to the Service Framework Agreement dated June 30, 2017	8-K	10.3	July 27, 2021
10.14†#	License Agreement with VTT Technical Research Centre of Finland Ltd dated July 17, 2017	10-12G	10.17	January 14, 2019
10.15†#	Joint Development Agreement with Leprino Foods Company, dated May 12, 2022	8-K	10.1	May 11, 2022

10.16†#	Research and Commercialization Collaboration Agreement with Serum Institute of India Pvt. Ltd., dated May 7, 2019	8-K	10.1	May 8, 2019
10.17†#	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019	8-K	10.1	May 8, 2019
10.17.1†#	Amended and Restated Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated June 24, 2020	8-K	10.1	June 29, 2020
10.18#	Master Services Agreement and Work Order, between Dyadic International (USA), Inc. and CR2O B.V., Dated May 28, 2021	8-K	10.1	June 3, 2021
10.19†#	Alphazyme Sale Agreement dated January 18, 2023	8-K	10.1	January 23, 2023
10.20†#	RUBIC License Agreement dated April 6, 2023	8-K	10.1	April 6, 2023
10.21†#	Inzyme Development and Exclusive License Agreement, effective September 18, 2023	8-K	10.1	September 19, 2023
10.22#	Securities Purchase Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.1	March 11, 2024
10.23#	Registration Rights Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.2	March 11, 2024
10.24#	Security Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.3	March 11, 2024
10.25#	Subsidiary Guarantee Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.4	March 11, 2024
21.1	Subsidiaries of the Registrant				x
23.1	Consent of Independent Registered Public Accounting Firm - Crowe LLP				x
23.2	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.				x
24.1	Power of Attorney (included on signature page)				^
31.1	Certification of Chief Executive Officer of Dyadic International, Inc, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer of Dyadic International, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1^	Certification of Chief Executive Officer of Dyadic International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2^	Certification of Chief Financial Officer of Dyadic International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy Related to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document				x
101.SCH	Inline XBRL Taxonomy Extension Schema Document				x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Legend:

**   Identifies a management contract or compensatory plan or arrangement.

†     Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

#     Previously filed with the SEC.

^     Furnished herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

March 28, 2024	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

March 28, 2024	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Emalfarb and Ping W. Rawson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Emalfarb	Chief Executive Officer, Director	March 28, 2024
Mark A. Emalfarb	(Principal Executive Officer)

/s/ Ping W. Rawson	Chief Financial Officer	March 28, 2024
Ping W. Rawson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Lucy	Chairman, Director	March 28, 2024
Patrick Lucy

/s/ Jack L. Kaye	Director	March 28, 2024
Jack L. Kaye

/s/ Seth J. Herbst	Director	March 28, 2024
Seth J. Herbst, MD

/s/Arindam Bose	Director	March 28, 2024
Arindam Bose, Ph.D.

/s/Barry C. Buckland	Director	March 28, 2024
Barry C. Buckland, Ph.D.

/s/ Michael P. Tarnok	Director	March 28, 2024
Michael P. Tarnok

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Dyadic International, Inc.

Jupiter, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dyadic International, Inc. (the "Company") as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/Crowe LLP

We have served as the Company's auditor since 2023.

Livingston, New Jersey

March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Dyadic International, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dyadic International, Inc. and Subsidiaries (“Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Mayer Hoffman McCann P.C.

We have served as the Company’s auditor from 2008 through 2023.

St. Petersburg, Florida

March 28, 2024

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,515,028	$5,794,272
Short-term investment securities	748,290	6,847,270
Interest receivable	10,083	58,285
Accounts receivable	466,159	330,001
Prepaid expenses and other current assets	327,775	392,236
Total current assets	8,067,335	13,422,064

Non-current assets:
Operating lease right-of-use asset, net	141,439	—
Investment in Alphazyme	—	284,709
Other assets	10,462	6,045
Total assets	$8,219,236	$13,712,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$656,445	$1,276,313
Accrued expenses	1,057,164	955,081
Deferred research and development obligations	490,113	40,743
Deferred license revenue, current portion	—	176,471
Operating lease liability, current portion	48,059	—
Total current liabilities	2,251,781	2,448,608

Deferred license revenue, net of current portion	—	176,471
Operating lease liability, net of current portion	88,870	—
Total liabilities	2,340,651	2,625,079

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 41,064,563 and 40,816,602, outstanding shares - 28,811,061 and 28,563,100 as of December 31, 2023 and 2022, respectively	41,065	40,817
Additional paid-in capital	105,044,756	103,458,697
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(80,277,321)	(73,481,860)
Total stockholders’ equity	5,878,585	11,087,739
Total liabilities and stockholders’ equity	$8,219,236	$13,712,818

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenues:
Research and development revenue	$2,545,865	$2,683,244
License revenue	352,941	247,059
Total revenue	2,898,806	2,930,303

Costs and expenses:
Costs of research and development revenue	1,975,849	2,123,193
Research and development	3,297,266	4,501,365
General and administrative	5,817,013	6,421,505
Foreign currency exchange loss	38,417	49,918
Total costs and expenses	11,128,545	13,095,981

Loss from operations	(8,229,739)	(10,165,678)

Other income:
Interest income	416,686	180,420
Gain on sale of Alphazyme	1,017,592	—
Other income	—	250,000
Total other income	1,434,278	430,420

Net loss	$(6,795,461)	$(9,735,258)

Basic and diluted net loss per common share	$(0.24)	$(0.34)

Basic and diluted weighted-average common shares outstanding	28,798,833	28,364,482

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance at December 31, 2021	40,482,659	$40,483	(12,253,502)	$(18,929,915)	$101,026,496	$(63,746,602)	$18,390,462

Stock-based compensation expenses	—	—	—	—	1,888,944	—	1,888,944

Issuance of common stock upon exercise of stock options	333,943	334	—	—	543,257	—	543,591

Net loss	—	—	—	—	—	(9,735,258)	(9,735,258)

Balance at December 31, 2022	40,816,602	$40,817	(12,253,502)	$(18,929,915)	$103,458,697	$(73,481,860)	$11,087,739

Stock-based compensation expenses	—	—	—	—	1,244,121	—	1,244,121

Issuance of common stock upon vesting of restricted stock units	247,961	248	—	—	341,938	—	342,186

Net loss	—	—	—	—	—	(6,795,461)	(6,795,461)

Balance at December 31, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$105,044,756	$(80,277,321)	$5,878,585

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,795,461)	$(9,735,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,244,121	1,888,944
Amortization of held-to-maturity securities, net	(53,032)	33,790
Gain on investment in Alphazyme	(1,017,592)	—
Foreign currency exchange loss	38,418	49,918
Changes in operating assets and liabilities:
Operating lease assets and liabilities, net	(4,510)	—
Interest receivable	48,202	36,090
Accounts receivable	(141,332)	(83,265)
Prepaid expenses and other current assets	64,902	(13,925)
Accounts payable	(651,168)	(248,128)
Accrued expenses	444,269	245,521
Deferred license revenue	(352,942)	(147,058)
Deferred research and development obligations	449,370	(110,404)
Net cash used in operating activities	(6,726,755)	(8,083,775)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(2,995,988)	(9,869,280)
Proceeds from maturities of investment securities	9,148,000	7,500,000
Proceeds from the sale of investment in Alphazyme	1,297,884	—
Net cash provided by (used in) investing activities	7,449,896	(2,369,280)

Cash flows from financing activities
Proceeds from exercise of options	—	543,591
Net cash provided by financing activities	—	543,591
Effect of exchange rate changes on cash	(2,385)	(44,744)
Net decrease in cash and cash equivalents	720,756	(9,954,208)
Cash and cash equivalents at beginning of period	5,794,272	15,748,480
Cash and cash equivalents at end of period	$6,515,028	$5,794,272

Supplemental cash flow information
Vesting of restricted stock units	$342,186	$—
Right-of-use asset obtained in exchange for lease obligations	$156,983	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:     Organization and Summary of Significant Accounting Policies

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes third-party consultants and research organizations to carry out the Company’s activities. Over the past two plus decades, the Company has developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and has previously licensed this technology to third parties, such as Abengoa BioenergySA, BASF SE, Codexis, Inc. and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1.

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

For the year ended December 31, 2023, the Company received $1.3 million from the sale of its equity interest in Alphazyme, LLC, and $600,000 upfront payment from a product development and licensing agreement.

On March 8, 2024, the Company sold and issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchasers of the Convertible Notes include immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, (collectively, the “Purchasers”).

The Convertible Notes will be senior, secured obligations of Dyadic and its affiliates, and interest will be payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes.

The Convertible Notes can be converted into shares of Dyadic’s Class A common stock (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date. The conversion price is $1.79 per share of the Common Stock, which is equal to 125% of the trailing 30-day VWAP of the Common Stock ending on the trading day immediately preceding the date of the securities purchase agreement.

This private placement funding strengthened our financial position, and it will support our new-term revenue growth and accelerate our strategic objective of commercialization opportunities for pharmaceutical and non-pharmaceutical applications. The Company has received successful top-line results for the Phase 1 clinical trial of DYAI-100, and we do not plan to continue Phase 2/3 clinical trials unless third-party funding is secured.

The Company expects its existing cash and cash equivalents and cash raised from the Convertible Notes, investments in debt securities, and operating cash flows will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Form 10-K. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

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

For the years ended  December 31, 2023 and 2022, the Company’s revenue was generated from sixteen and fourteen customers, respectively. As of  December 31, 2023 and 2022, the Company’s accounts receivable was from thirteen and six customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the years ended  December 31, 2023 and 2022, two and three significant customers accounted for approximately $1,150,000 or 45.2% and $1,811,000 or 67.5% of research and development revenue, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the years ended December 31, 2023 and 2022, the Company had six customers outside of the United Sates (i.e. European and Asian customers) that accounted for approximately $537,000 or 21.1% and $586,000 or 21.8% of total revenue, respectively. As of  December 31, 2023 and 2022, the Company had six and  four customers outside of the United Sates (i.e. European and Asian customers) that accounted for approximately $213,000 or 45.6% and $91,000 or 27.4% of accounts receivable, respectively.

The Company uses contract research organizations (“CROs”) to conduct its research projects and manage its clinical trial. For each of the years ended December 31, 2023 and 2022, three CROs accounted for approximately $4,644,000 or 96.0% and $5,575,000 or 97.9% of total research services we purchased, respectively. As of  December 31, 2023, three CROs accounted for approximately $620,000 or 94.4% of accounts payable. As of  December 31, 2022, three CROs accounted for approximately $1,018,000 or 79.7% of accounts payable. The loss of business from any CRO or a combination of the Company’s CROs could adversely affect its operations.

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

As of December 31, 2023 and 2022, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of December 31, 2023 and 2022.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of  December 31, 2023 and 2022.

Accounts receivable consist of the following:

	December 31,
	2023	2022
Billed receivable	$410,617	$115,469
Unbilled receivable	55,542	214,532
	$466,159	$330,001

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
Prepaid insurance	$209,888	$265,429
Prepaid expenses - various	117,887	124,273
Prepaid taxes	—	2,534
	$327,775	$392,236

Accounts Payable

Accounts payable consist of the following:

	December 31,
	2023	2022
Research and development expenses	$575,436	$1,067,958
Legal expenses	1,957	56,514
Other	79,052	151,841
	$656,445	$1,276,313

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Employee wages and benefits	$561,720	$580,264
Research and development expenses	274,080	343,457
Legal expenses	210,004	—
Other	11,360	31,360
	$1,057,164	$955,081

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

Revenue related to grants: The Company may receive grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to partially or fully fund the Company’s research collaborations. However, most, if not all, of such potential grant revenues, if received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for SARS-CoV-2 vaccines and/or antibodies candidates.

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

The Company’s prior lease for its corporate headquarters located at 140 Intracoastal Pointe Dr. expired on  August 31, 2023, and there was no right-of-use asset or lease liability recognized for this lease due to its short-term nature. In  August 2023, the Company entered into a new lease (“1044 N Lease”) comprising approximately 1,719 square feet of office space located at 1044 N US 1, Jupiter, Florida, commencing  September 1, 2023 (“Commencement Date”) and will expire on August 31, 2026. Rent is subject to three percent (3%) annual increases, and the Company is responsible for certain common area maintenance charges and taxes throughout the life of the 1044 N Lease. The 1044 N Lease has an initial term of three (3) years, following the Commencement Date with an option to extend for two (2) successive one (1) year terms. The options were not included in the lease term used in determining the right-of-use asset or lease liability as the Company did not consider it reasonably certain they would exercise the options.

For the years ended  December 31, 2023 and 2022, the Company’s total operating lease expense was approximately $72,000 and $58,000, respectively. As of  December 31, 2023, the Company’s total operating lease liabilities was approximately $136,929, which is presented net of imputed interest of $16,770, and the operating lease right-of-use asset was approximately $141,439. There were no operating lease liabilities or operating lease right-of-use assets as of December 31, 2022.

As of  December 31, 2023, the weighted average remaining lease term was 2.7 years, and the weighted average discount rate was 8.8%.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are related to the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, during the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Outside contracted services	$2,677,941	$3,707,269
Personnel related costs	553,741	743,051
Facilities, overhead and other	65,584	51,045
	$3,297,266	$4,501,365

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

Other Income

For the year ended  December 31, 2023, other income of approximately $1,018,000 was related to the sale of the equity interest in Alphazyme, LLC. For the year ended December 31, 2022, other income of $250,000 was related to a settlement payment we received from the termination of term sheet of a proposed license and collaboration.

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

For the years ended December 31, 2023 and 2022, the effect of the potential exercise of options to purchase 5,469,247 and 5,031,097 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements Not Adopted as of December 31, 2023

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective beginning with our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact on our financial position and results of operations.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted. We continue to evaluate these changes and do not expect that this guidance will have a material impact on our financial position, results of operations, or financial statement disclosures.

Note 2:     Cash, Cash Equivalent, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of December 31, 2023 and 2022:

	December 31, 2023
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$25,775	$—	$—	$25,775
Money Market Funds	1	6,489,253	—	—	6,489,253
Subtotal		6,515,028	—	—	6,515,028
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	748,105	—	(185)	748,290
Total		$7,263,133	$—	$(185)	$7,263,318

	December 31, 2022
			Gross	Gross
	Level		Unrealized	Unrealized
	(1)	Fair Value	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$26,782	$—	$—	$26,782
Money Market Funds	1	5,767,490	—	—	5,767,490
Subtotal		5,794,272	—	—	5,794,272
Short-Term Investment Securities (2)
Corporate Bonds (3)	2	6,800,062	—	(47,208)	6,847,270
Total		$12,594,334	$—	$(47,208)	$12,641,542

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(3) For the years ended December 31, 2023 and 2022, the Company received discounts of $39,012 and $6,280 to purchase held-to-maturity investment securities, respectively.

The Company considers declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2023, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

Under the terms of the Inzymes Agreement, a research collaboration to develop a basket of dairy enzymes will be fully funded by Inzymes with an upfront payment of $0.6 million and an additional payment payable upon the first commercial sale of product. Dyadic will also be eligible to receive success fees upon the achievement of certain target yields, milestone payments upon the first commercial sale of each product and royalties.

In October 2023, the Company received the upfront payment of $0.6 million in accordance with the terms of the Inzymes Agreement. The payment consisted of funding for specified product research and development efforts and right of first refusal for certain product candidates. For the year ended December 31, 2023, the Company recorded research and development revenues of approximately $110,000, in connection with the Inzymes Agreement.

A Global Food Ingredient Company

On May 10, 2022, the Company entered into a Joint Development Agreement (the “JDA”) with a Global Food Ingredient Company (“GFIC”) to develop and manufacture several animal free ingredient products using the Company’s biotechnologies.

Under the initial terms of the JDA, Dyadic was to develop its proprietary production cell lines for the manufacture of animal free ingredient product candidates. As of December 31, 2023, the GFIC has completed its one-year funding commitment for the initial phase of research collaboration in an amount approximating $1.35 million, and, pursuant to the GFIC’s rights under the JDA, the Company and the GFIC are conferring to decide whether or not, and if it is possible, to move forward to the next phase of the project. The Company is also considering other funding sources to continue the project.

For the years ended  December 31, 2023 and 2022, the Company recorded research and development revenues, including milestone payments, of approximately $631,000 and $790,000, respectively, in connection with the JDA.

Phibro/Abic

On February 10, 2022, the Company entered into an exclusive sub-license agreement with Abic Biological Laboratories Ltd. (“Abic”), an affiliate of Phibro Animal Health Corporation (“Phibro”) to provide services for a targeted disease (the “Phibro/Abic Agreement”). The Phibro/Abic Agreement was an addendum to the initially non-exclusive sub-license agreement the Company signed with Phibro on July 1, 2020. According to the Phibro/Abic Agreement, the Company received an exclusivity payment in April 2022. Since then, the Company has expanded the license agreement to include additional research projects to develop animal vaccines for livestock.

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

As of December 31, 2023, there were no events or circumstances that would change the transaction price and no milestone or royalty payments have been recognized.

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

For the years ended  December 31, 2023 and 2022, the Company recognized approximately $353,000 and $176,000 license revenue and research and development revenues of approximately $520,000 and $539,000, respectively, in connection with the Janssen Agreement. As of  December 31, 2023 and 2022, approximately $145,000 and $121,000 of accounts receivable were related to Janssen, respectively.

Alphazyme

In 2019 the Company entered into a sub-licensing agreement with Alphazyme, LLC (“Alphazyme”) that was subsequently amended (the “Amended Alphazyme LLC Agreement”). Under the Amended Alphazyme LLC Agreement, Alphazyme obtained additional capital contribution and Dyadic’s ownership was diluted to 1.99%.

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

For the year ended December 31, 2023, the Company received a total cash payment of approximately $1.3 million from the sale of its equity interest in Alphazyme, LLC.

Note 4:     Income Taxes

For the year ended December 31, 2023, there was no provision for income taxes or unrecognized tax benefits recorded.

The significant components of gain (loss) before income taxes are as follows:

	Years Ended December 31,
	2023	2022
U.S. operations	$(6,766,409)	$(9,828,427)
Foreign operations	(29,052)	93,169
Total loss before provision for income taxes	$(6,795,461)	$(9,735,258)

The Company has no current or deferred income tax for the years ended December 31, 2023 and 2022.

The income tax provision differs from the expense amount that would result from applying the federal statutory rates to income before income taxes due to permanent differences, state income taxes and a change in the deferred tax valuation allowance.

The reconciliation between the statutory tax rate and the Company’s actual effective tax rate is as follows:

	Years Ended December 31,
	2023	2022
Tax at U.S. statutory rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	(4.19)	(4.35)
Non-deductible items	0.76	—
Change in valuation allowance	14.54	24.77
True-up adjustment	10.00	0.34
Foreign operations	(0.11)	0.24
Change in tax rate	—	—
Other	—	—
Effective income tax rate	—%	—%

The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2023	2022
Section 174 - R&D expenses	$1,769,000	$1,046,400
Stock option expense	1,419,300	1,341,900
NOL carryforward	11,620,700	11,524,900
Research and development credits	1,503,600	1,623,100
Operating lease liability	34,700	—
Right-of-use asset	(35,800)	—
Other	134,800	(78,200)
Deferred tax asset, net of deferred tax liabilities	16,446,300	15,458,100
Valuation allowance	(16,446,300)	(15,458,100)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset, was offset by a full valuation allowance as of December 31, 2023 and 2022.

The Company had federal and state net operating loss (“NOL”) carryforwards available as of December 31, 2023, and 2022, in the amount of approximately $45.9 million and $44.0 million, respectively. Approximately $42.9 million of the federal net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the net operating loss carryforwards will expire at varying dates through 2037. In addition, the Company had foreign net operating loss carryforwards available as of December 31, 2023, and 2022, in the amounts of approximately $1.4 million and $1.4 million.  These foreign net operating loss carryforwards will begin to expire, if unused, in various amounts between 2025 and 2027.

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

Note 5:     Commitments and Contingencies

Leases

Jupiter Florida Headquarters

In  August 2023, the Company entered into a new lease comprising approximately 1,719 square feet of office space located at 1044 N US 1, Jupiter, Florida, commencing  September 1, 2023, and will expire on August 31, 2026. The Company occupies this space for an annual rental rate of approximately $59,000.

The Netherlands Office

The Company maintains a small satellite office in Wageningen, The Netherlands. The Company occupies a flexible office space for an annual rental rate of approximately $4,800. The lease expires on January 31, 2025, and thereafter, the Company will reconsider the leased space to align with the future operations of the Company.

As of  December 31, 2023, the future minimum annual lease payments under the operating leases are below. There are no future minimum annual lease payments after 2026.

2024	$53,361
2025	59,901
2026	35,638
Total	$148,900

       Purchase Obligations

Purchase obligations are primarily related to our contracts with the Company’s contract research organizations to provide certain research services. The contracts set forth the Company’s minimum purchase requirements that are subject to adjustments based on certain performance conditions. The commitments related to agreements to purchase certain services in the ordinary course of business, as of  December 31, 2023 is approximately $932,000. All current contracts expire in 2024.

       VTT Research Contract Extension

On January 31, 2024, the Company entered into the Third Amendment to the commission contract concerning VTT Technical Research Centre of Finland Ltd. (“VTT”) to develop Dyadic’s C1 fungal expression system for therapeutic protein production. The original contract was entered on June 28, 2019, and subsequently amended by the First Amendment on June 21, 2022 and the Second Amendment on September 9, 2022. Under the terms of the Third Amendment, the contract duration is extended to  January 31, 2025 and Dyadic will pay VTT approximately a total of EUR €186,000 to continue developing Dyadic’s C1-cell protein production platform for therapeutic protein production, including C1 host system. Dyadic retains the right to terminate the contract with 90 days’ notice.

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

As of December 31, 2023, the Company had 5,469,247 stock options outstanding and an additional 2,773,406 shares of common stock available for grant under the 2021 Plan. As of December 31, 2022, there were 5,031,097 stock options outstanding and an additional 3,672,561 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the years ended  December 31, 2023 and 2022 are as follows:

Years Ended December 31,
	2023	2022
Risk-free interest rate	3.90% -5.12%	1.40% - 3.24%
Expected dividend yield	—%	—%
Expected stock price volatility	62.22% - 64.27%	61.30% - 61.58%
Expected life of options (in years)	1.13 -6.25	5.5 - 6.25

The following table summarizes the combined stock option activity under the Company’s Equity Compensation Plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2021	4,774,215	$3.04	6.14	$8,413,444
Granted	865,825	4.43
Exercised	(333,943)	1.63
Expired	(200,000)	5.47
Canceled	(75,000)	4.81
Outstanding at December 31, 2022	5,031,097	$3.25	5.75	$13,000
Granted (1)	805,350	1.45
Exercised	—	—
Expired (2)	(351,520)	1.71
Canceled (3)	(15,680)	3.50
Outstanding at December 31, 2023	5,469,247	$3.08	5.66	$322,738

Exercisable at December 31, 2023	4,160,298	$3.15	4.81	$161,427

Notes:

(1) Represents the following stock options granted:

•

Annual share-based compensation awards on January 3, 2023, including: (a) 406,250 stock options with an exercise price of $1.38 per share granted to executives and key personnel, upon one year anniversary, or vesting annually in equal installments over four years, (b) 262,500 stock options with an exercise price of $1.38 per share granted to members of the Board of Directors, vesting upon one year anniversary, (c) 24,100 stock options with an exercise price of $1.38 per share granted to employees, vesting annually in equal installments over four years, and (d) 15,000 stock options with an exercise price of $1.38 per share granted to a consultant, vesting upon one year anniversary.

•	Throughout the year the following stock options were granted: (a) on May 30, 2023, 37,500 stock options with an exercise price of $2.23 per share granted to a consultant, vesting over two months from the grant date, (b) on September 15, 2023, 55,000 stock options with an exercise price of $1.75 per share granted to a consultant, vesting over a year and half from the grant date, and (c) on October 23, 2023, 5,000 stock options with an exercise price of $1.66 per share granted to an employee vesting annually in equal installments over four years.

(2) Represents the following stock options expired:

•

270,000 stock options with an exercise price of $1.39 per share granted to executive, (b) 25,000 stock options with an exercise price of $3.99 per share granted to a consultant, (c) 25,000 stock options with an exercise price of $1.75 per share granted to a member of the Board of Directors, (d) 31,520 stock options with an exercise price ranging between $1.39 and $5.27 per share granted to a former employee.

(3) Represents the cancellation of unvested portion of the stock options granted previously to a former employee with exercise price ranging between $1.39 to $5.27.

The weighted average grant-date fair market value of stock options granted for the years ended December 31, 2023 and 2022 was $0.81 and $2.49, respectively, based on the Black-Scholes option pricing model. The intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $0 and $365,000, respectively.

As of December 31, 2023 and 2022, total unrecognized compensation cost related to non-vested stock options granted under the Company’s equity compensation plans was $559,121 and $919,000, respectively, which is expected to be recognized over a weighted average period of 2.68 years and 2.76 years, respectively. The Company adjusts unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity during the year ended  December 31, 2023:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	—	$—
Granted (1)	461,005	1.38
Vested (1)	(247,961)	1.38
Outstanding at December 31, 2023	213,044	$1.38

Notes:

(1) On January 3, 2023, the Company granted 247,961 RSUs with immediate vesting, to executives and key personnel in lieu of cash bonuses earned for the year ended 2022. The Company also granted 163,044 RSUs, vesting upon one year anniversary of the grant, to the Board of Directors as a result of the Board agreeing to a reduction in director cash compensation for 2023. On December 6, 2023, the Company granted 50,000 RSUs to a consultant, vesting at the end of the service period.

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

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. There was no performance-based award recognized during the years ended  December 31, 2023 and 2022.

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Years Ended December 31,
	2023	2022
General and administrative	$1,201,027	$1,661,025
Research and development	43,094	227,919
Total	$1,244,121	$1,888,944

The following table summarizes the Company’s non-cash share-based compensation expenses:

	Years Ended December 31,
	2023	2022
Share based compensation expense- stock options	$1,004,054	$1,888,944
Share based compensation expense- restricted stock units	240,067	—
Total	$1,244,121	$1,888,944

Note 7:     Shareholders’ Equity

Issuances of Common Stock

For the year ended  December 31, 2023, there were 247,961 shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.38 per share. For the year ended December 31, 2022, there were 333,943 shares of the Company’s common stock issued resulting from the exercise of stock options, with a weighted average issue price of $1.63 per share.

Treasury Stock

As of December 31, 2023, and 2022, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8:     Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through March 28, 2024, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, and as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

2024 Annual Grants

On January 2, 2024, the Company granted an annual stock option award with an exercise price of $1.59, including: (a) 387,500 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 352,500 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 17,600 stock options granted to employees, vesting annually in equal installments over four years, and (d)15,000 stock options granted to a consultant, vesting upon one year anniversary.

On January 2, 2024, the Company granted 141,510 restricted stock units, vesting upon one year anniversary, to the Board of Directors as a result of reduction in director cash compensation of 2024. The grant of these RSUs has been approved by the Compensation Committee of the Board of Directors in December 2023.

On March 11, 2024, the Compensation Committee of the Board of Directors approved and granted an aggregate of 212,709 restricted stock units, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2023.

Senior Secured Convertible Promissory Notes

On March 8, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company issued 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 in an aggregate principal amount of $6.0 million (the “Convertible Notes”). The purchasers of the Convertible Notes include immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust U/A/D February 28, 1996, an existing holder of more than 5% of our outstanding common stock, (collectively, the “Purchasers”). The Convertible Notes were sold in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The net proceeds from the sale of the Convertible Notes, after deducting offering expenses, will be approximately $5,850,000. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes will be senior, secured obligations of the Company and its affiliates, and interest will be payable quarterly in cash on the principal amount equal to 8% per annum, and guaranteed by Dyadic International (USA), Inc. under a subsidiary guarantee for the benefit of the holders of the Convertible Notes (each such holder, a “Holder”).

The Convertible Notes will mature on March 8, 2027, unless earlier converted or redeemed in accordance with the terms of the Convertible Notes. The Convertible Notes are secured by a first priority lien on substantially all assets of the Company and its subsidiary, Dyadic International (USA), Inc., pursuant to the Security Agreement (as defined below).

The Convertible Notes are convertible into shares of the Company’s common stock, in whole or in part, at the option of the Holders at any time, based on an initial conversion price of $1.79 per share of common stock, subject to adjustment in certain circumstances; provided that the Company shall not effect any Conversion of a Note and the Holder thereof shall not have any right to convert any portion of such Note to the extent that, after giving effect to such conversion, such Holder would beneficially own shares of the company in excess of the limits provided in the applicable Convertible Notes; provided further that the Company shall not issue any common stock pursuant to the terms of the Convertible Notes if such issuance would exceed 19.99% of the Company’s issued and outstanding Common Stock on date of the Purchase Agreement or otherwise exceed the aggregate number of shares of Common Stock which the Company may issue without breaching the Company’s obligations under the rules or regulations of Nasdaq.

The Holders may require the Company to redeem all or any part of the Convertible Notes on a redemption date falling on any of the 18, 21, 24, 27, 30, and 33-month anniversaries of the original issue date of the Convertible Notes (any such date, a “Redemption Date”) upon not less than 60 calendar days written notice prior to the applicable Redemption Date. The Company may also elect to redeem all or any part of the Convertible Notes on a Redemption Date upon not less than 60 calendar days written notice prior to the applicable Redemption Date.

The Convertible Notes contain customary terms and covenants and customary events of default ("Events of Default”). Upon the occurrence of any Event of Default, at the Holder’s election, the outstanding principal amount of the applicable Convertible Notes, plus accrued but unpaid interest, liquidated damages, and other amounts owing in respect thereof through the date of acceleration, shall become immediately due and payable. After the occurrence of any Event of Default that results in the eventual acceleration of any Note, the interest rate on such Note shall accrue at an interest rate equal to 18% per annum (with a credit for any “unused” guaranteed interest).

The Securities Purchase Agreement also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions) and customary representations and warranties of the Company and the Purchasers, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to register under the Securities Act any common stock of the Company issuable upon conversion of the Convertible Notes.

The Company also entered into a security agreement (the “Security Agreement”) with the Purchasers, pursuant to which the Company granted the Purchasers a continuing security interest in certain collateral to secure the full and prompt payment, performance and observance of all present and future indebtedness, obligations, liabilities and agreements of any kind of the Company to the Purchasers arising under or in connection with the Convertible Notes.

Dyadic International (USA), Inc., a subsidiary of the Company (the “Guarantor”) also entered into a subsidiary guarantee (the “Subsidiary Guarantee”) with the Purchasers, pursuant to which the Guarantor has guaranteed to the Purchasers the prompt and complete payment and performance when due of the obligations under the Securities Purchase Agreement.