Form 10-Q
period 2024-03-31
DYADIC INTERNATIONAL INC
filed 2024-05-14
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of May 13, 2024 was 29,236,814.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Federal securities laws, particularly under Item 2 “Management’s Discussion and Analysis.” All statements other than statements of historical fact are forward‑looking. Examples of forward-looking statements include, but are not limited to, statements regarding industry prospects, future business, future results of operations or financial condition, future liquidity and capital resources, our ability to implement our agreements with third parties, management strategies, and our competitive position. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Dyadic International, Inc., and its subsidiaries cautions readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance.

 Forward-looking statements involve many risks, uncertainties, or other factors beyond Dyadic’s control. These factors include, but are not limited to (i) our history of net losses; (ii) market and regulatory acceptance of our microbial protein production platforms and other technologies; (iii) competition, including from alternative technologies; (iv) the results of nonclinical studies and clinical trials; (v) our capital needs; (vi) changes in global economic and financial conditions; (vii) our reliance on information technology; (viii) our dependence on third parties; (ix) government regulations and environmental, social and governance issues; (x) intellectual property risks and (xi) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the "Annual Report"). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Quarterly Report are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$10,569,814	$6,515,028
Short-term investment securities	1,468,002	748,290
Interest receivable	15,227	10,083
Accounts receivable	246,138	466,159
Prepaid expenses and other current assets	242,131	327,775
Total current assets	12,541,312	8,067,335

Non-current assets:
Operating lease right-of-use asset, net	129,519	141,439
Other assets	10,435	10,462
Total assets	$12,681,266	$8,219,236

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$661,243	$656,445
Accrued expenses	987,973	1,057,164
Deferred research and development obligations	534,018	490,113
Operating lease liability, current portion	49,551	48,059
Accrued interest	19,556	—
Accrued interest -related party	9,778	—
Total current liabilities	2,262,119	2,251,781

Non-current liabilities:
Convertible notes, net of issuance costs	3,884,967	—
Convertible notes, net of issuance costs -related party	1,942,484	—
Operating lease liability, net of current portion	75,894	88,870
Total liabilities	8,165,464	2,340,651

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 41,440,316 and 41,064,563, outstanding shares - 29,186,814 and 28,811,061 as of March 31, 2024, and December 31, 2023, respectively	41,441	41,065
Additional paid-in capital	105,691,193	105,044,756
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(82,286,917)	(80,277,321)
Total stockholders’ equity	4,515,802	5,878,585
Total liabilities and stockholders’ equity	$12,681,266	$8,219,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Research and development revenue	$334,617	$933,934
License revenue	—	44,118
Total revenue	334,617	978,052

Costs and expenses:
Costs of research and development revenue	143,955	726,918
Research and development	522,723	810,566
General and administrative	1,788,594	1,480,040
Foreign currency exchange loss	4,903	11,022
Total costs and expenses	2,460,175	3,028,546

Loss from operations	(2,125,558)	(2,050,494)

Other income (expense):
Interest income	87,443	104,731
Gain on sale of Alphazyme	60,977	989,319
Interest expense	(21,639)	—
Interest expense -related party	(10,819)	—
Total other income (expense), net	115,962	1,094,050

Net loss	$(2,009,596)	$(956,444)

Basic and diluted net loss per common share	$(0.07)	$(0.03)

Basic and diluted weighted-average common shares outstanding	28,828,282	28,761,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2024	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$105,044,756	$(80,277,321)	5,878,585
Stock-based compensation expense	—	—	—	—	306,478	—	306,478
Issuance of common stock upon vesting of restricted stock units	375,753	376	—	—	339,959	—	340,335
Net loss	—	—	—	—	—	(2,009,596)	(2,009,596)
March 31, 2024	$41,440,316	$41,441	(12,253,502)	$(18,929,915)	$105,691,193	$(82,286,917)	4,515,802

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2023	40,816,602	$40,817	(12,253,502)	$(18,929,915)	$103,458,697	$(73,481,860)	$11,087,739
Stock-based compensation expense	—	—	—	—	330,639	—	330,639
Issuance of common stock upon vesting of restricted stock units	247,961	248	—	—	341,938	—	342,186
Net loss	—	—	—	—	—	(956,444)	(956,444)
March 31, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,131,274	$(74,438,304)	$10,804,120

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,009,596)	$(956,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	306,478	330,639
Amortization of held-to-maturity securities, net	(3,828)	(8,597)
Amortization of debt issuance costs	3,125	—
Gain from the sale of investment in Alphazyme	(60,977)	(989,319)
Foreign currency exchange loss (gain), net	4,903	11,021
Changes in operating assets and liabilities:
Interest receivable	(5,144)	28,207
Accounts receivable	216,383	(413,991)
Prepaid expenses and other current assets	85,657	107,610
Operating lease assets and liabilities	436	—
Accounts payable	5,201	(526,556)
Accrued expenses	271,144	250,146
Accrued interest	19,556	—
Accrued interest -related party	9,778	—
Deferred research and development obligation	43,905	24,464
Deferred license revenue	—	(44,118)
Net cash used in operating activities	(1,112,979)	(2,186,938)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(1,615,884)	(719,767)
Proceeds from maturities of investment securities	900,000	2,213,000
Proceeds from the sale of investment in Alphazyme	60,977	1,274,007
Net cash (used in) provided by investing activities	(654,907)	2,767,240

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	3,882,884	—
Proceeds from issuance of convertible notes, net of issuance costs -related party	1,941,442	—
Net cash provided by financing activities	5,824,326	—
Effect of exchange rate changes on cash	(1,654)	(484)
Net increase in cash and cash equivalents	4,054,786	579,818
Cash and cash equivalents at beginning of period	6,515,028	5,794,272
Cash and cash equivalents at end of period	$10,569,814	$6,374,090

Supplemental cash flow information
Vesting of restricted stock units	$340,335	$342,186

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

Subsequent to the Company selling its industrial technology business to Danisco USA ("Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the "DuPont Transaction”) on December 31, 2015, the Company has been focused on building the C1-cell protein production platform for the development and production of biologic products including enzymes and other proteins for human and animal health. Some examples of human and animal vaccines and drugs which have the potential to be produced fromC1-cells are protein antigens, ferritin nanoparticles, virus-like particles ("VLPs”), monoclonal antibodies ("mAbs”), Bi/Tri-specific antibodies, Fab antibody fragments, Fcfusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies which are designed to leverage its C1-cell protein production platform to develop innovative vaccines and drugs, biosimilars and/or biobetters.

The Company also developed the Dapibus™ thermophilic filamentous fungal based microbial protein production platform to enable the rapid development and large-scale manufacture of low-cost proteins, metabolites, and other biologic products for use in non-pharmaceutical applications, such as food, nutrition, and wellness.

Liquidity and Capital Resources

The Company expects to incur losses and have negative net cash flows from operating activities as it continues developing its microbial platforms and related products, and as it expands its pipelines and engages in further research and development activities for internal products as well as for its third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through the sublicensing of the Company’s technologies and products, and its ability to raise capital to finance these developmental efforts.

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchasers of the Convertible Notes include immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, (collectively, the “Purchasers”). The net proceeds from the sale of the Convertible Notes, after deducting offering expenses, is $5,824,000. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes.

The Convertible Notes can be converted into shares of Dyadic’s Class A common stock (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date. The conversion price is $1.79 per share of the Common Stock, which is equal to 125% of the trailing 30-day VWAP of the Common Stock ending on the trading day immediately preceding the date of the securities purchase agreement. For more information regarding the Convertible Notes, including the covenants related thereto see Note 4 to the Consolidated Financial Statements.

This private placement funding will support our near-term revenue growth and accelerate our strategic objective of commercialization opportunities for pharmaceutical and non-pharmaceutical applications.

The Company expects its existing cash and cash equivalents and cash raised from the Convertible Notes, investments in debt securities, and operating cash flows will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2023, included in our Annual Report.

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

Use of Estimates

The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Actual results may differ from these estimates under different assumptions or conditions. Such differences could be material to the consolidated financial statements.

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

For the three months ended  March 31, 2024 and 2023, the Company’s revenue was generated from ten and seven customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the three months ended  March 31, 2024 and 2023, four and three significant customers accounted for $225,000 or 67.2% and $626,000 or 67.0% of research and development revenue, respectively.

As of  March 31, 2024 and  December 31, 2023, accounts receivable was from ten and thirteen customers, of which, six and two customers accounted for $208,000 or 84.6% and $1,150,000 or 45.2% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  March 31, 2024 and 2023, the Company had eight and one customer(s) outside of the United States (i.e., European customers) that accounted for $274,000 or 81.8% and $154,000 or 16.5% of research and development revenue, respectively.

As of  March 31, 2024 and December 31, 2023, the Company had seven and six customers outside of the United States (i.e., European customers) that accounted for $175,000 or 71.0% and $213,000 or 45.6% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  March 31, 2024 and 2023, three CROs accounted for $359,000 or 81.4% and $1,076,000 or 95.0% of total research services we purchased, respectively. As of March 31, 2024 and December 31, 2023, three CROs accounted for $109,000 or 16.5% and $620,000 or 94.4% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  March 31, 2024 and December 31, 2023, all of our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of  March 31, 2024, and  December 31, 2023, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of  March 31, 2024, and  December 31, 2023.

Accounts receivable consist of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Billed receivable	$96,404	$410,617
Unbilled receivable	149,734	55,542
	$246,138	$466,159

Accounts Payable

Accounts payable consist of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Research and development expenses	$230,303	$575,436
Legal expenses	250,771	1,957
Other	180,169	79,052
	$661,243	$656,445

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Employee wages and benefits	$400,968	$561,720
Research and development expenses	326,533	274,080
Legal expenses	105,452	210,004
Other	155,020	11,360
	$987,973	$1,057,164

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of debt instruments and equity financings. Deferred financing costs related to the issuance of debt are amortized over the term of the financing instrument using the effective interest method and are presented in the consolidated balance sheets as an offset against the related debt. Offering costs from equity financings are netted against the gross proceeds received from the equity financings. See Note 4 for the amortization amount.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are for the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Outside contracted services	$388,246	$643,047
Personnel related costs	106,327	152,194
Facilities, overhead and other	28,150	15,325
	$522,723	$810,566

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

The Company’s financial instruments included cash and cash equivalents, investment in debt securities, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred research and development obligations, deposits, and the Company's 8% Senior Secured Convertible Promissory Notes (the "Convertible Notes"), due March 2027. The carrying amount of these financial instruments, except for investment in debt securities and Convertible Notes, approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term investments in debt securities are recorded at amortized cost, and their estimated fair value amounts are provided by the third-party broker service for disclosure purposes. See Note 4 for additional information related to the Convertible Notes.

Income Taxes

For the three months ended March 31, 2024, there was no provision for income taxes or unrecognized tax benefits recorded. As of  March 31, 2024 and  December 31, 2023, deferred tax assets were $17.7 million and $16.4 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  March 31, 2024 and  December 31, 2023.

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

For the three months ended  March 31, 2024, a total of 6,100,857 shares of potentially dilutive securities, including 191,510 shares of unvested restrict stock units and options to purchase 5,909,347 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three months ended March 31, 2023, a total of 5,581,991shares of potentially dilutive securities, including 163,044 shares of unvested restrict stock units and options to purchase 5,418,947 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements Not Adopted as of March 31, 2024

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

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We continue to evaluate these changes and do not expect that this guidance will have a material impact on our financial position, results of operations, or financial statement disclosures.

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  March 31, 2024, and  December 31, 2023:

	March 31, 2024 (Unaudited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$843,189	$—	$—	$—	$843,189
Money Market Funds (2)	1	9,726,625	—	—	—	9,726,625
Subtotal		10,569,814	—	—	—	10,569,814
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	1,467,072	—	—	(930)	1,468,002
Total		$12,036,886	$—	$—	$(930)	$12,037,816

	December 31, 2023 (Audited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$25,775	$—	$—	$—	$25,775
Money Market Funds (2)	1	6,489,253	—	—	—	6,489,253
Subtotal		6,515,028	—	—	—	6,515,028
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	748,105	—	—	(185)	748,290
Total		$7,263,133	$—	$—	$(185)	$7,263,318

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) All our money market funds were invested in U.S. Government money market funds.

(3) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(4) For the three months ended  March 31, 2024 and 2023, the Company received discounts of $1,547 and $15,233 to purchase held-to-maturity investment securities, respectively. For the year ended  December 31, 2023, the Company received discounts of $39,012 to purchase held-to-maturity investment securities.

(5) The Company considers the declines in market value of its investment portfolio to be temporary in nature. As of  March 31, 2024 and December 31, 2023, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

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

In October 2023, the Company received an upfront payment of $0.6 million in accordance with the terms of the Inzymes Agreement. The payment consisted of funding for specified product research and development efforts and right of first refusal for certain product candidates. For the three months ended March 31, 2024, the Company recorded research and development revenues of $52,000, in connection with the Inzymes Agreement.

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

For the three months ended March 31, 2024 and 2023, the Company recorded research and development revenues of $0 and $339,000, respectively.

Janssen

On December 16, 2021, the Company entered a Research, License, and Collaboration Agreement (the “Janssen Agreement”) for the manufacture of therapeutic protein candidates using its C1-cell protein production platform with Janssen Biotech, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”).

As of March 31, 2023, the upfront payment was recorded in deferred license revenue, current and non-current portion in the amount of $176,000 and $132,000, respectively. For the three months ended  March 31, 2023, the Company recognized $44,000 of the upfront payment as license revenue and recorded research and development revenues of $189,000 in connection with the Janssen Agreement.

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

For the year ended  December 31, 2023, the Company received a total cash payment of $1.3 million from the sale of its equity interest in Alphazyme, LLC. For the three months ended  March 31, 2024, the Company received a total cash payment of $61,000 from the earn-out related to the sale of its equity interest in Alphazyme, LLC, which was recorded as gain on sale of Alphazyme in the consolidated statement of operations.

Note 4:    Convertible Notes Payable

On March 8, 2024, the Company issued senior secured convertible promissory notes (the “Convertible Notes”) with an aggregate principal amount of $6.0 million, of which, $2.0 million were sold to related parties, including immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors.

The Convertible Notes are senior, secured obligations of the Company and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum, and guaranteed by its subsidiary, Dyadic International (USA), Inc. under a subsidiary guarantee for the benefit of the holders of the Convertible Notes (each such holder, a “Holder”).

The Convertible Notes mature on March 8, 2027, unless earlier converted or redeemed in accordance with the terms of the Convertible Notes. The Convertible Notes are secured by a first priority lien on substantially all assets of the Company and Dyadic International (USA), Inc.

The Holders may require the Company to redeem all or any part of the Convertible Notes on a redemption date falling on any of the 18, 21, 24, 27, 30, and 33-month anniversaries of the original issue date of the Convertible Notes (any such date, a "Redemption Date”) upon not less than 60 calendar days written notice prior to the applicable Redemption Date. The Company may also elect to redeem all or any part of the Convertible Notes on a Redemption Date upon not less than 60 calendar days written notice prior to the applicable Redemption Date.

The Convertible Notes are convertible into shares of the Company’s common stock, in whole or in part, at the option of the Holders at any time, based on an initial conversion price of $1.79 per share of common stock.

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-15, Derivatives and Hedging. Under ASC 815, contracts that are both indexed to its own stock and classified in stockholders’ equity in its statement of financial position are not considered to be derivative instruments. Based on the Company’s analysis, it is determined that the Convertible Notes contain embedded features that are indexed to the Company’s own stock and are classified in stockholders’ equity in the Company’s statement of financial position, but do not meet the requirements for bifurcation and recognition as derivatives, and therefore, do not need to be accounted for separately. Accordingly, the proceeds received from the issuance of the Convertible Notes were recorded as a single liability in accordance with ASC 470 on the Company’s consolidated balance sheets.

The Company incurred $176,000 of debt issuance costs associated with the Convertible Notes, which were recorded as a reduction of the Convertible Notes on the consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest method. We determined the expected life of the debt is equal to the three-year term of the Convertible Notes.

As of March 31, 2024, no portion of the Convertible Notes were converted. Accrued interest on the Convertible Notes to related parties and other third parties were $10,000 and $20,000, respectively, and was recognized as interest expenses in the consolidated statements of operations.

For the three months ended March 31, 2024, there were no payments of interest made and debt issuance costs of $4,000 were amortized and recorded in interest expenses on the consolidated statements of operations. As of March 31, 2024, accumulated amortized debt issuance costs are $4,000.

As of March 31, 2024, convertible notes payable was consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Principal Outstanding
Francisco Trust dated 2/28/1996 (1)	03/08/24	03/08/27	8%	$1,000,000	$—	$1,000,000
Bradley Emalfarb (2)	03/08/24	03/08/27	8%	500,000	$—	500,000
Bradley Scott Emalfarb Irrevocable Trust (2)	03/08/24	03/08/27	8%	410,000	$—	410,000
Emalfarb Descendent Trust (3)	03/08/24	03/08/27	8%	90,000	$—	90,000
Convertible Notes - Related Party				$2,000,000	$—	2,000,000
Unamortized Debt Issuance Costs - Related Party						(57,516)
Net Carrying Amount						$1,942,484

Convertible Notes - Third Party	03/08/24	03/08/27		$4,000,000	$—	4,000,000
Unamortized Debt Issuance Costs - Third Party						(115,033)
Net Carrying Amount						$3,884,967

_________________

Notes:

(1) Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our President and Chief Executive Officer, is the Trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The amount of accrued interest as of March 31, 2024, is $5,000.

(2) Mark A. Emalfarb, our President and Chief Executive Officer, is the Trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The amount of accrued interest for Bradley Emalfarb as of March 31, 2024, is $2,000. The amount of accrued interest for Bradley Scott Emalfarb Irrevocable Trust as of March 31, 2024, is $2,000.

(3) Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our President and Chief Executive Officer, are co-trustees of the Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Descendant Trust. The amount of accrued interest as of March 31, 2024, is $400.

Note 5:    Commitments and Contingencies

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

VTT Research Contract Extension

On January 31, 2024, the Company entered into a Third Amendment to the commission contract concerning VTT Technical Research Centre of Finland Ltd. (“VTT”) to develop Dyadic’s C1 fungal expression system for therapeutic protein production. The original contract was entered on June 28, 2019, and subsequently amended by the First Amendment on June 21, 2022, and the Second Amendment on September 9, 2022. Under the terms of the Third Amendment, the contract duration was extended to January 31, 2025, and Dyadic will pay VTT  a total of EUR €186,000 to continue developing Dyadic’s C1-cell protein production platform for therapeutic protein production, including our C1 host system. Dyadic has the right to terminate the contract with 90 days’ notice.

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

As of  March 31, 2024, the Company had 5,909,347 stock options outstanding and 191,510 unvested restricted stock units in addition to 1,979,087 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2023, there were 5,469,247 stock options outstanding in addition to 2,773,406 shares of common stock available for grant under the 2021 Plan.

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

Expected stock price volatility. The expected stock price volatility was calculated based on the Company’s own volatility since the DuPont Transaction in 2015. The Company reviews its volatility assumption on an annual basis and has used the Company’s historical volatilities since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the three months ended March 31, 2024 are as follows:

Risk-Free interest rate	3.93% - 3.94%
Expected dividend yield	—%
Expected stock price volatility	63.31%
Expected life of options (in years)	5.50-6.25

The following table summarizes the stock option activities for the three months ended March 31, 2024:

		Weighted-Average
	Shares	Exercise Price
Outstanding at December 31, 2023	5,469,247	$3.08
Granted (1)	772,600	1.59
Exercised	—	—
Expired (2)	(332,500)	1.95
Canceled	—	—
Outstanding at March 31, 2024	5,909,347	$2.95

Exercisable at March 31, 2024	4,486,623	$3.19

_________________

Notes:

(1) Options granted:

•

Annual share-based compensation awards on January 2, 2024, with an exercise price of $1.59, including: (a) 387,500 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 352,500 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 17,600 stock options granted to employees, vesting annually in equal installments over four years, and (d)15,000 stock options granted to a consultant, vesting upon one year anniversary.

(2) Options expired:

•

(a) 300,000 stock options with an exercise price of $1.87 per share granted to an executive, (b) 24,000 stock options with an exercise price of $1.76 per share granted to a member of the Board of Directors, and (c) 7,500 stock options with an exercise price of $5.56 per share granted to a consultant.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity for the three months ended March 31, 2024:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	213,044	$1.38
Granted (1)	354,219	1.60
Vested (2)	(375,753)	1.50
Outstanding at March 31, 2024	191,510	$1.59

_________________

Notes:

(1)

On  March 13, 2024, the Company granted 212,709 RSUs with immediate vesting, to executives and key personnel in lieu of cash bonuses earned for the year ended 2023. On January 2, 2024, the Company granted 141,510 RSUs, vesting upon one year anniversary of the grant, to the Board of Directors The fair value of the common stock is the Company's closing stock price on the grant date as reported on the Nasdaq Stock Exchange.

(2)	Including 212,709 RSUs granted to executives and key personnel and 163,044 RSUs granted to the Board of Directors.

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

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2024	2023
General and administrative	$294,034	$319,335
Research and development	12,444	11,304
Total	$306,478	$330,639

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three Months Ended March 31,
	2024	2023
Share based compensation expense- stock option	$190,269	$276,540
Share based compensation expense- restricted stock units	116,209	54,099
Total	$306,478	$330,639

Note 7:    Shareholders’ Equity

Issuances of Common Stock

For the three months ended March 31, 2024, there were 375,753 shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.50 per share. For the three months ended March 31, 2023, there were 247,961 shares of the Company’s common stock issued resulting from the exercise of stock options with a weighted average issue price of $1.38 per share.

Treasury Stock

For the three months ended March 31, 2024, there were 12,253,502 shares of common stock held in treasury, at a cost of $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8:    Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through May 14, 2024, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred after the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

Corporate Events

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

●

On March 28, 2024, the Company announced changes in the leadership roles of the Board and senior management team by appointing Mr. Patrick Lucy to Chairman of Board of Directors and promoting Mr. Joe Hazelton to Chief Operating Officer.

Human Health Sector

DYAI-100 Phase 1 Clinical Trial

DYAI-100, a C1-SARS-CoV-2 recombinant protein RBD vaccine candidate, is the first C1-expressed protein tested in humans. The Phase 1 randomized, double-blind, placebo-controlled trial was designed as a first-in-human trial to assess the clinical safety and antibody response of DYAI-100, produced using the C1 platform and administered as a booster vaccine at two single dose levels in healthy volunteers. Following regulatory clearance from the South African Health Products Regulatory Authority (SAHPRA), the trial was initiated in 1Q 2023, with the last patient visit occurring in 3Q 2023. On November 29, 2023, the Company announced the top-line safety results, indicating that the study has met its primary endpoint that both the low and high dose levels of the vaccine are safe and well tolerated among participants. Additionally, the vaccine has been shown to induce immune responses at both dose levels, suggesting its potential efficacy in generating protective immunity against the target virus. The study has been finalized, and the final Clinical Study Report has been issued, demonstrating that the DYAI-100 vaccine met its primary endpoint of safety and reactogenicity.

●

In April 2024, Dyadic and its development partner ViroVax reported pre-clinical animal testing on a ferritin nanoparticle H5N1 bird flu recombinant protein human vaccine candidate that demonstrated a strong immune response in rabbits. The potential vaccine combines Dyadic’s C1 single step ferritin nanoparticle H5N1 antigen production with a novel adjuvant from ViroVax. Additional animal studies are being carried out that preliminarily show that this H5N1 bird flu vaccine has the potential to be used in humans.

●

Successfully expressed H1N1 influenza antigen in the fully funded research collaboration with the Vaccine and Immunotherapy Center (“VIC”) at Massachusetts General Hospital to express vaccine antigens for influenza A and other infectious diseases, as part of a US $5.88 million award from the Department of Defense (“DoD”).

●	On March 25, 2024, the Company entered a funded research collaboration with a top ten pharmaceutical company to develop a vaccine antigen and a monoclonal antibody produced from the C1 technology.
●

In March 2024, a manuscript of preclinical studies on C1-produced monoclonal antibody in non-human primates and hamsters was published in the prestigious peer-reviewed journal Nature Communications. A non-human primate challenge study completed dosing of a C1-produced COVID-19 monoclonal antibody (mAb) that had previously demonstrated broad neutralization and protection against Omicron (BA.1 and BA.2) and the other earlier variants of concern in hamsters. Preliminary results obtained from the challenge study with the SARS-CoV-2 Delta virus on non-human primates demonstrated potential high protection. This was the first time a C1-produced monoclonal antibody was used in a non-human primate study validating the safety and efficacy of a C1 produced antibody for infectious diseases.

●

On February 28, 2024, the Company’s Dutch subsidiary, Dyadic Nederland BV, entered into a strategic partnership agreement and collaboration with Rabian BV (“Rabian”), a Dutch innovative SME founded by experienced entrepreneurs and vaccine scientists. Awarded by Eurostars for the AVATAR project, a part of the European Partnership on Innovative SMEs (small and medium-sized enterprises), and co-funded by the European Union through Horizon Europe. Rabian will use the total funding of approximately Є1.7 million leveraging its expertise in virology to develop a rabies vaccine using Dyadic’s C1 protein production platform to tackle the challenges posed by rabies, particularly in lower- and middle-income countries. Dyadic is expected to receive an equity stake in Rabian, fully funded research and development costs, and specified product milestones and royalties upon commercialization.

●

On February 21, 2024, the Company announced it has advanced its collaboration with the IIBR and its commercial arm Life Science Research Israel (LSRI), to target emerging disease solutions. This partnership aims to leverage Dyadic’s expertise in microbial platforms for flexible scale protein bioproduction and the IIBR’s antibodies and antigens discovery capabilities to develop and manufacture innovative solutions for addressing emerging diseases and potential bio-threats. Through this collaboration, both parties are working towards the development of effective treatments and vaccines to combat global health challenges with the intention of future commercialization (to date, the framework is non-binding and subject to the execution of a binding agreement to be negotiated by the parties) through collaborative out-licensing initiatives.

●

On February 13, 2024, the Company announced a strategic partnership with Cygnus Technologies®, part of Maravai LifeSciences® (Nasdaq: MRVI), who have developed the C1 Host Cell Protein ELISA Kit for the quality release of products produced using Dyadic’s protein expression platforms. The C1 Host Cell Protein ELISA Kit is now available for purchase on Cygnus Technologies.

●

On February 6, 2024, the Company announced it signed a fully funded evaluation agreement including a commercial option with an undisclosed leading global biopharmaceutical company to design and produce recombinant proteins using Dyadic’s C1 microbial protein production platform.

Animal Health Sector

●	On March 15, 2024, the Company expanded its collaboration with Phibro Animal Health/Abic Biological Laboratories Ltd to develop vaccines and treatments for companion and livestock animal diseases.
●

C1 produced adjuvanted recombinant ferritin nanoparticle H5N1 “Bird Flu” human vaccine candidate demonstrated a strong immune response in animal studies for potential use in poultry, cattle and other animals.

o	The H5N1 C1 produced bird flu ferritin nanoparticle vaccine elicits high neutralizing antibodies against all three virus isolates (including Texas) of the H5 virus in livestock.

Alternative Proteins Sector

Dyadic is advancing a pipeline of differentiated product candidates that leverage its microbial protein production platforms, including Dapibus™ which have demonstrated the ability and efficiency to enable the rapid development and large-scale manufacture of proteins at low cost in a wide range of non-pharmaceutical applications and commercial use.

Cell Culture Media Products

●

In March 2024, the Company executed a term sheet with a large global albumin manufacturer and distributor to develop and license Dyadic’s recombinant serum albumin. The Company’s animal-free recombinant serum albumin projects were initiated in late 2022 using Dyadic pharmaceutical cell lines for use in potential therapeutic, product development, research, and/or diagnostic human and animal pharmaceutical applications. The Company has completed the initial analysis of its recombinant albumin products and has Certificates of Analysis for recombinant human and bovine albumin that demonstrate comparability to reference standards used in the testing.

●	In March 2024, the Company entered into a co-promotion agreement with Biftek Co. for the promotion of growth media supplement for cell culture.
●	The Company is undergoing a project to produce recombinant transferrin for use in cell culture media for the alternative protein industry.
●	The Company is currently sampling recombinant bovine albumin for application testing as growth media for the cultured meat industry.

Non-animal Dairy Products

●

As previously announced, in September 2023, the Company entered into a development and exclusive license agreement to commercialize certain non-animal dairy enzymes used in the production of food products using Dapibus™ and received an upfront payment of $0.6 million in October 2023. The Company believes it has achieved the specified target yield level required for a milestone payment upon verification by its partner, and the development of a second enzyme is progressing as planned.

●

The Company has developed a highly productive strain and is actively sampling recombinant alpha-lactalbumin, a whey protein, and is currently negotiating several development and commercialization agreements.

●	The Company is undergoing a beta-lactoglobulin animal-free recombinant whey protein project, expected to begin sampling in the late third quarter.
●	The Company is undergoing a recombinant lactoferrin project, expected to begin sampling the product in the late second or early third quarter.

Bio Industrial Products

●

The Company has developed three enzymes, with plans for two additional enzymes, that have the potential for use in multiple industries, such as dairy, nutrition, biogas, biofuels and biorefining. Several initial targets are under evaluation with interested parties.

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

Stock-Based Compensation

We have granted stock options to employees, directors, and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to the CEO (i.e., 5 or 10 years) and certain contractors (i.e., 1 or 3 years). The expected stock price volatility was calculated based on the Company’s own volatility since the DuPont Transaction. The Company reviews its volatility assumption on an annual basis and has used the Company’s historical volatilities since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure.

The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. These estimates are neither predictive nor indicative of the future performance of our stock. As a result, if other assumptions had been used, our recorded share-based compensation expense could have been materially different from that reported. In addition, because some of the performance-based options issued to employees, consultants, and other third-parties vest upon the achievement of certain milestones, the total ultimate expense of share-based compensation is uncertain.

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

The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company currently is not subject to U.S. federal, state, and local tax examinations by tax authorities for the years before 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2024 Compared to the Same Period in 2023

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Research and development revenue	$334,617	$933,934
License revenue	$—	$44,118
Cost of research and development revenue	$143,955	$726,918

For the three months ended March 31, 2024, the decrease in research and development revenue and cost of research and development revenue was due to the winding down of several large research collaborations conducted in 2023. For the three months ended March 31, 2024, the Company’s revenue was generated from ten collaborations compared to seven collaborations in the same period a year ago. The license revenue for the three months ended March 31, 2023, was related to the Janssen license agreements.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended March 31, 2024, decreased to $523,000 compared to $811,000 for the same period a year ago. The decrease reflected the winding down of activities related to the Company’s Phase 1 clinical trial of DYAI- 100 COVID-19 vaccine candidate as patient dosing was completed in February 2023 and a decrease in the amount of ongoing internal research projects.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024, increased by 20.9% to $1,789,000 compared to $1,480,000 for the same period a year ago. The increase reflected increases in business development and investor relations expenses of $138,000, audit fees of $99,000, management incentives of $59,000, and other increases of $59,000, offset by decreases in insurance expenses of $29,000 and legal expenses of $17,000.

Other Income (Expenses), Net

For the three months ended March 31, 2024, other income (expenses), net, was $116,000 compared to $1,094,000 for the same period a year ago. Other income in 2024 was derived from interest income from investment securities and the earn-out from the sale of the Company’s equity interest in Alphazyme, LLC., and interest expenses were related to the Convertible Notes. Other income in 2023 was derived from interest income from investment securities and sale of the Company’s equity interest in Alphazyme, LLC for $989,000.

Loss from Operations

Loss from operations for the three months ended March 31, 2024, slightly increased to $2,126,000, compared to $2,050,000 for the same period a year ago.

Net Loss

Net loss for the three months ended March 31, 2024, was $2,010,000 compared to $956,000 for the same period a year ago. The increase in net loss was derived from the sale of the Company’s equity interest in Alphazyme LLC for $989,000 in 2023.

Liquidity and Capital Resources

Our primary source of cash to date has been the cash received from the DuPont Transaction in 2015, interest income received from investment grade securities, revenues from our research collaboration agreements and license agreements, the issuance of Senior Secured Convertible Promissory Note, and funds from the exercise of employee stock options.

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchasers of the Convertible Notes include immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, (collectively, the “Purchasers”). The net proceeds from the sale of the Convertible Notes, after deducting offering expenses, are $5,824,000. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes.

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

This private placement funding strengthened our financial position, and it will support our near-term revenue growth and accelerate our strategic objective of commercialization opportunities for pharmaceutical and non-pharmaceutical applications.

Our ability to achieve profitability depends on many factors, including our scientific results and our ability to continue to obtain funded research and development collaborations from industry and government programs, as well as sub-license agreements. We may continue to incur substantial operating losses even if we begin to generate revenues from research and development and licensing. Our primary future cash needs are expected to be for general operating activities, including our business development and research expenses, as well as legal and administrative costs as an SEC reporting and NASDAQ listed company. Our future cash requirements will depend on many factors, including those factors discussed under Item 1A. Risk Factors of Annual Report.

As of March 31, 2024, we had an accumulated deficit of $82.3 million. We expect to incur losses and have negative net cash flows from operating activities as we continue developing our microbial platforms and related products, and as we expand our pipeline and engage in further research and development activities for internal products as well as for our third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through sublicensing of the Company’s technologies and products, and its ability to raise capital to finance these developmental efforts.

We expect our existing cash and cash equivalents and cash raised from the Convertible Notes, investments in debt securities, and operating cash flows will be sufficient to meet our operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change because of many factors currently unknown. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

As of March 31, 2024, cash and cash equivalents were $10.6 million compared to $6.5 million as of December 31, 2023. The carrying value of investment grade securities, including accrued interest as of March 31, 2024, was $1.5 million compared to $0.8 million as of December 31, 2023.

Net cash used in operating activities for the three months ended March 31, 2024 was $1.1 million, which was principally attributable to a net loss of $2.0 million, partially offset by changes in operating assets and liabilities of $0.7 million and share-based compensation expenses of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2023 was $2.2 million, which was principally attributable to a net loss of $1.0 million, gain from the sale of investment in Alphazyme, LLC of $1.0 million, and changes in operating assets and liabilities of $0.6 million, partially offset by share-based compensation expenses of $0.3 million.

Net cash used in investing activities for the three months ended March 31, 2024 was $0.7 million, which was attributable to purchases of investment securities of $1.6 million, offset by proceeds from maturities of investment securities of $0.9 million and the earn-out from the sale of equity interest in Alphazyme, LLC of $61,000.

Net cash provided by investing activities for the three months ended March 31, 2023 was$2.8 million, which was related to proceeds from maturities of investment securities of $2.2 million, proceeds from the sale of equity interest in Alphazyme, LLC of $1.3 million, offset by purchases of investment securities of $0.7 million.

Net cash provided by financing activities for the three months ended March 31, 2024 was $5.8 million, which was related to net proceeds from issuance of convertible notes. For the three months ended March 31, 2023, there were no cash flows from financing activities.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently involved in any litigation that we believe could have a materially adverse effect in our financial condition or results of operations. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. See Note 5 to the Consolidated Financial Statements for commitments and contingencies.

Item 1A.	Risk Factors

There have been no changes to our risk factors from those disclosed in our Annual Report for the 2023 fiscal year filed on March 28, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Trading Arrangements

For the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation dated November 1, 2004	13-12G	3.1	January 14, 2019
3.2	Third Amended and Restated Bylaws dated March 28, 2023	8-K	3.1	March 29, 2023
4.1	Form of Senior Secured Convertible Promissory Note due March 8, 2027	8-K	4.1	March 11, 2024
10.1	Securities Purchase Agreement (1)	8-K	10.1	March 11 2024
10.2	Registration Rights Agreement (1)	8-K	10.2	March 11, 2024
10.3	Security Agreement (1)	8-K	10.3	March 11, 2024
10.4	Subsidiary Guarantee (1)	8-K	10.4	March 11, 2024
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company hereby undertakes to provide on a supplemental basis an unredacted copy of the exhibit to the SEC upon request.

(2)  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

May 14, 2024	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2024	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)