Form 10-Q
period 2024-06-30
DYADIC INTERNATIONAL INC
filed 2024-08-13
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2024 was 29,477,639.

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

 Forward-looking statements involve many risks, uncertainties, or other factors beyond Dyadic’s control. These factors include, but are not limited to (i) our history of net losses; (ii) market and regulatory acceptance of our microbial protein production platforms and other technologies; (iii) competition, including from alternative technologies; (iv) the results of nonclinical studies and clinical trials; (v) our capital needs; (vi) changes in global economic and financial conditions; (vii) our reliance on information technology; (viii) our dependence on third parties; (ix) government regulations and environmental, social and governance issues; (x) intellectual property risks and (xi) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Annual Report”). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Quarterly Report are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$6,133,398	$6,515,028
Short-term investment securities	3,964,517	748,290
Interest receivable	28,160	10,083
Accounts receivable	249,806	466,159
Prepaid expenses and other current assets	126,720	327,775
Total current assets	10,502,601	8,067,335

Non-current assets:
Operating lease right-of-use asset, net	117,346	141,439
Other assets	10,425	10,462
Total assets	$10,630,372	$8,219,236

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$432,521	$656,445
Accrued expenses	870,597	1,057,164
Deferred research and development obligations	482,323	490,113
Operating lease liability, current portion	51,075	48,059
Accrued interest	80,000	—
Accrued interest - related party	32,000	—
Total current liabilities	1,948,516	2,251,781

Non-current liabilities:
Convertible notes, net of issuance costs	3,893,602	—
Convertible notes, net of issuance costs - related party	1,557,441	—
Operating lease liability, net of current portion	62,631	88,870
Total liabilities	7,462,190	2,340,651

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 41,731,141 and 41,064,563, outstanding shares - 29,477,639 and 28,811,061 as of June 30, 2024, and December 31, 2023, respectively	41,732	41,065
Additional paid-in capital	106,388,505	105,044,756
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(84,332,140)	(80,277,321)
Total stockholders’ equity	3,168,182	5,878,585
Total liabilities and stockholders’ equity	$10,630,372	$8,219,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Research and development revenue	$385,896	$793,042	$720,513	$1,726,976
License revenue	—	44,117	—	88,235
Total revenue	385,896	837,159	720,513	1,815,211

Costs and expenses:
Costs of research and development revenue	301,956	792,944	445,911	1,519,862
Research and development	515,629	917,552	1,038,352	1,728,118
General and administrative	1,607,756	1,402,569	3,396,350	2,882,609
Foreign currency exchange loss	3,146	14,521	8,049	25,543
Total costs and expenses	2,428,487	3,127,586	4,888,662	6,156,132

Loss from operations	(2,042,591)	(2,290,427)	(4,168,149)	(4,340,921)

Other income (expense):
Interest income	138,471	109,194	225,914	213,925
Gain on sale of Alphazyme	—	28,273	60,977	1,017,592
Interest expense	(88,634)	—	(110,273)	—
Interest expense - related party	(52,469)	—	(63,288)	—
Total other income (expense), net	(2,632)	137,467	113,330	1,231,517

Net loss	$(2,045,223)	$(2,152,960)	$(4,054,819)	$(3,109,404)

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.14)	$(0.11)

Basic and diluted weighted-average common shares outstanding	29,291,259	28,881,061	29,085,696	28,786,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2024	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$105,044,756	$(80,277,321)	$5,878,585
Stock-based compensation expense	—	—	—	—	306,478	—	306,478
Issuance of common stock upon vesting of restricted stock units	375,753	376	—	—	339,959	—	340,335
Net loss	—	—	—	—	—	(2,009,596)	(2,009,596)
March 31, 2024	41,440,316	$41,441	(12,253,502)	$(18,929,915)	$105,691,193	$(82,286,917)	$4,515,802
Stock-based compensation expense	—	—	—	—	297,603	—	297,603
Issuance of common stock upon vesting of restricted stock units	61,793	62	—	—	(62)	—	—
Issuance of common stock upon exercise of stock options	5,569	6	—	—	(6)	—	—
Issuance of common stock upon settlement of convertible debt	223,463	223	—	—	399,777	—	400,000
Net loss	—	—	—	—	—	(2,045,223)	(2,045,223)
June 30, 2024	41,731,141	$41,732	(12,253,502)	$(18,929,915)	$106,388,505	$(84,332,140)	$3,168,182

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2023	40,816,602	$40,817	(12,253,502)	$(18,929,915)	$103,458,697	$(73,481,860)	$11,087,739
Stock-based compensation expense	—	—	—	—	330,639	—	330,639
Issuance of common stock upon vesting of restricted stock units	247,961	248	—	—	341,938	—	342,186
Net loss	—	—	—	—	—	(956,444)	(956,444)
March 31, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,131,274	$(74,438,304)	$10,804,120
Stock-based compensation expense	—	—	—	—	334,316	—	334,316
Net loss	—	—	—	—	—	(2,152,960)	(2,152,960)
June 30, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,465,590	$(76,591,264)	$8,985,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,054,819)	$(3,109,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	604,081	664,955
Amortization of held-to-maturity securities, net	(27,699)	(25,889)
Amortization of debt issuance costs	26,717	—
Gain from the sale of investment in Alphazyme	(60,977)	(1,017,592)
Foreign currency exchange loss (gain), net	8,049	25,543
Changes in operating assets and liabilities:
Interest receivable	(18,077)	22,232
Accounts receivable	210,725	(429,790)
Prepaid expenses and other current assets	201,073	256,484
Operating lease assets and liabilities	870	—
Accounts payable	(224,307)	(404,801)
Accrued expenses	152,800	296,587
Accrued interest	80,000	—
Accrued interest - related party	32,000	—
Deferred research and development obligation	(7,790)	(31,743)
Deferred license revenue	—	(88,236)
Net cash used in operating activities	(3,077,354)	(3,841,654)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(4,734,528)	(1,977,166)
Proceeds from maturities of investment securities	1,546,000	4,563,000
Proceeds from the sale of investment in Alphazyme	60,977	1,302,524
Net cash (used in) provided by investing activities	(3,127,551)	3,888,358

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	3,882,884	—
Proceeds from issuance of convertible notes, net of issuance costs - related party	1,941,442	—
Net cash provided by financing activities	5,824,326	—
Effect of exchange rate changes on cash	(1,051)	615
Net (decrease) increase in cash and cash equivalents	(381,630)	47,319
Cash and cash equivalents at beginning of period	6,515,028	5,794,272
Cash and cash equivalents at end of period	$6,133,398	$5,841,591

Supplemental cash flow information
Vesting of restricted stock units	$439,085	$342,186
Conversion of convertible notes	$400,000	$—
Cash paid for interest	$34,844	$—

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

Subsequent to the Company selling its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the “DuPont Transaction”) on December 31, 2015, the Company has been focused on building the C1-cell protein production platform for the development and production of biologic products including enzymes and other proteins for human and animal health. Some examples of human and animal vaccines and drugs which have the potential to be produced from C1-cells are protein antigens, ferritin nanoparticles, virus-like particles (“VLPs”), monoclonal antibodies (“mAbs”), Bi/Tri-specific antibodies, Fab antibody fragments, Fcfusion proteins, as well as other therapeutic enzymes and proteins. The Company is involved in multiple funded research collaborations with animal and human pharmaceutical companies which are designed to leverage its C1-cell protein production platform to develop innovative vaccines and drugs, biosimilars and/or biobetters.

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

The Convertible Notes can be converted into shares of Dyadic’s Class A common stock (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date. The conversion price is $1.79 per share of the Common Stock, which is equal to 125% of the trailing 30-day VWAP of the Common Stock ending on the trading day immediately preceding the date of the securities purchase agreement. As of June 30, 2024, $400,000 of the Convertible Notes were converted into 223.463 shares of Common Stock. For more information regarding the Convertible Notes, including the covenants related thereto see Note 4 to the Consolidated Financial Statements.

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

For the three months ended  June 30, 2024 and 2023, the Company’s revenue was generated from ten and eight customers, respectively. For the six months ended  June 30, 2024 and 2023, the Company’s revenue was generated from thirteen and eight customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the three months ended  June 30, 2024 and 2023, four and three significant customers accounted for $285,000 or 73.7% and $525,000 or 66.2% of research and development revenue, respectively. For the six months ended  June 30, 2024 and 2023, five and three significant customers accounted for 506,000 or 70.3% and $1,152,000 or 66.7% of research and development revenue, respectively.

As of  June 30, 2024 and  December 31, 2023, accounts receivable was from six and thirteen customers, of which, three and two customers accounted for $191,000 or 76.3% and $1,150,000 or 45.2% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  June 30, 2024 and 2023, the Company had four and two customers outside of the United States (i.e., European customers) that accounted for $106,000 or 27.5% and $98,000 or 12.4% of research and development revenue, respectively. For the six months ended  June 30, 2024 and 2023, the Company had seven and two customers outside of the United States (i.e., European customers) that accounted for $304,000 or 42.2% and $187,000 or 10.8% of research and development revenue, respectively.

As of  June 30, 2024 and December 31, 2023, the Company had three and six customers outside of the United States (i.e., European customers) that accounted for $108,000 or 43.3% and $213,000 or 45.6% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  June 30, 2024 and 2023, two and three CROs accounted for $598,000 or 96.5% and $1,586,000 or 99.4% of total research services we purchased, respectively. For the six months ended  June 30, 2024 and 2023, two and three CROs accounted for $957,000 or 90.2% and $2,662,000 or 97.6% of total research services we purchased, respectively. As of June 30, 2024 and December 31, 2023, two and three CROs accounted for $195,000 or 35.9% and $620,000 or 94.4% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  June 30, 2024 and December 31, 2023, all of our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of  June 30, 2024, and  December 31, 2023, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of  June 30, 2024, and  December 31, 2023.

Accounts receivable consist of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Billed receivable	$188,084	$410,617
Unbilled receivable	61,722	55,542
	$249,806	$466,159

Accounts Payable

Accounts payable consist of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Research and development expenses	$204,354	$575,436
Legal expenses	158,228	1,957
Other	69,939	79,052

$432,521	$656,445

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Employee wages and benefits	$330,181	$561,720
Research and development expenses	499,056	274,080
Legal expenses	41,360	210,004
Other	—	11,360
	$870,597	$1,057,164

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$395,188	$748,139	$783,434	$1,391,186
Personnel related costs	106,889	147,414	213,216	299,608
Facilities, overhead and other	13,552	21,999	41,702	37,324

$515,629	$917,552	$1,038,352	$1,728,118

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

The Company’s financial instruments included cash and cash equivalents, investment in debt securities, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred research and development obligations, deposits, and the Company's 8% Senior Secured Convertible Promissory Notes (the “Convertible Notes”), due March 2027. The carrying amount of these financial instruments, except for investment in debt securities and Convertible Notes, approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term investments in debt securities are recorded at amortized cost, and their estimated fair value amounts are provided by the third-party broker service for disclosure purposes. See Note 4 for additional information related to the Convertible Notes.

Income Taxes

For the six months ended June 30, 2024, there was no provision for income taxes or unrecognized tax benefits recorded. As of  June 30, 2024 and  December 31, 2023, deferred tax assets were $17.8 million and $16.4 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  June 30, 2024 and  December 31, 2023.

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

For the three and six months ended  June 30, 2024, a total of 5,948,147 shares of potentially dilutive securities, including 117,925 shares of unvested restrict stock units and options to purchase 5,830,222 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2023, a total of 5,619,491 shares of potentially dilutive securities, including 163,044 shares of unvested restrict stock units and options to purchase 5,456,447 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive

Recent Accounting Pronouncements Not Adopted as of June 30, 2024

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for annual periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact on our financial position and results of operations.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning January 1, 2024, and interim periods beginning January 1, 2025, with early adoption permitted. We do not expect that this guidance will have a material impact on our financial position and results of operations.

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  June 30, 2024, and  December 31, 2023:

	June 30, 2024 (Unaudited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$683,233	$—	$—	$—	$683,233
Money Market Funds (2)	1	5,450,165	—	—	—	5,450,165
Subtotal		6,133,398	—	—	—	6,133,398
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	3,962,295	—	—	(2,222)	3,964,517
Total		$10,095,693	$—	$—	$(2,222)	$10,097,915

	December 31, 2023 (Audited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$25,775	$—	$—	$—	$25,775
Money Market Funds (2)	1	6,489,253	—	—	—	6,489,253
Subtotal		6,515,028	—	—	—	6,515,028
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	748,105	—	—	(185)	748,290
Total		$7,263,133	$—	$—	$(185)	$7,263,318

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) All our money market funds were invested in U.S. Government money market funds.

(3) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(4) For the three months ended  June 30, 2024 and 2023, the Company received discounts of $31,357 and $17,601 to purchase held-to-maturity investment securities, respectively. For the six months ended June 30, 2024 and 2023, the Company received discounts of $61,472 and $32,834 to purchase held-to-maturity investment securities, respectively. For the year ended  December 31, 2023, the Company received discounts of $39,012 to purchase held-to-maturity investment securities.

(5) The Company considers the declines in market value of its investment portfolio to be temporary in nature. As of  June 30, 2024 and December 31, 2023, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

Note 3:    Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

Proliant

On June 27, 2024, the Company entered into a License and Development Agreement (the “Proliant Agreement”) with Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals (“Proliant”), pursuant to which Proliant will license Dyadic’s proprietary fungal microbial expression and production platforms and microbial strains for the production of recombinant serum albumin. Under the terms of the Proliant Agreement, Dyadic will receive an initial upfront payment of $500,000, a second payment of $500,000 upon the completion of the transfer of a Production Strain (as defined in the Proliant Agreement.), and a final payment of $500,000 upon the meeting of a certain productivity threshold. Dyadic also will receive a share of the profits received by Proliant from the sale of animal-free recombinant serum albumin products produced pursuant to the Proliant Agreement.

In July 2024, the Company has received the initial payment of $500,000. For the three and six months ended June 30, 2024, there was no revenue recognized related to the Proliant Agreement.

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

In October 2023, the Company received an upfront payment of $0.6 million in accordance with the terms of the Inzymes Agreement. The payment consisted of funding for specified product research and development efforts and right of first refusal for certain product candidates. For the three and six months ended June 30, 2024, the Company recorded research and development revenues of $52,000 and $92,000, respectively. in connection with the Inzymes Agreement.

A Global Food Ingredient Company

On May 10, 2022, the Company entered into a Joint Development Agreement (the “JDA”) with a Global Food Ingredient Company (“GFIC”) to develop and manufacture several animal free ingredient products using the Company’s biotechnologies.

Under the initial terms of the JDA, Dyadic was to develop its proprietary production cell lines for the manufacture of animal free ingredient product candidates. The GFIC has completed its one-year funding commitment for the initial phase of research collaboration in an amount approximating $1.35 million, and, pursuant to the GFIC’s rights under the JDA, the Company and the GFIC are in discussions related to the potential development of other animal free ingredient products. The Company is also considering other funding sources to continue the original project.

For the three and six months ended June 30, 2024, there was no revenue recognized related to this JDA. For the three and six months ended  June 30, 2023, the Company recorded research and development revenues of approximately $226,000 and $565,000, as well as Success Fees of approximately $65,500 in connection with the JDA, respectively.

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

For the three and six months ended June 30, 2024, there was no revenue recognized related to the Janssen Agreement. For the three and six months ended  June 30, 2023, the Company recognized approximately $44,000 and $88,000 of license revenue, respectively. For the three and six months ended  June 30, 2023, the Company recorded research and development revenues of approximately $191,000 and $380,000, respectively, in connection with the Janssen Agreement.

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

For the year ended  December 31, 2023, the Company received a total cash payment of $1.3 million from the sale of its equity interest in Alphazyme, LLC. In the first quarter of 2024, the Company received an additional cash payment of $61,977, which was recorded as gain on sale of Alphazyme in the consolidated statement of operations.

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

The Convertible Notes are convertible into shares of the Company’s common stock, in whole or in part, at the option of the Holders at any time, based on an initial conversion price of $1.79 per share of common stock. For the three months ended June 30, 2024, $400,000 of the Convertible Notes were converted into 223,463 shares of the Company’s common stock.

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

As of June 30, 2024, accrued interest on the Convertible Notes to related parties and other third parties were $32,000 and $80,000, respectively, and was recognized as interest expenses in the consolidated statements of operations.

For the three months ended June 30, 2024, $34,844 of interest was paid and debt issuance costs of $23,591 were amortized and recorded in interest expense in the consolidated statements of operations. For the six months ended June 30, 2024, $34,844 of interest was paid and debt issuance costs of $26,716 were amortized and recorded in interest expense in the consolidated statements of operations. As of June 30, 2024, accumulated amortized debt issuance costs are $26,716.

As of June 30, 2024, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Francisco Trust dated 2/28/1996 (1)	03/08/24	03/08/27	8%	$1,000,000	$—	$—	$1,000,000
Bradley Emalfarb (2)	03/08/24	03/08/27	8%	500,000	—	(400,000)	100,000
Bradley Scott Emalfarb Irrevocable Trust (2)	03/08/24	03/08/27	8%	410,000	—		410,000
Emalfarb Descendent Trust (3)	03/08/24	03/08/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$2,000,000	$—	$—	1,600,000
Unamortized Debt Issuance Costs - Related Party							(42,559)
Net Carrying Amount							$1,557,441

Convertible Notes - Third Party	03/08/24	03/08/27	8%	$4,000,000	$—	$—	4,000,000
Unamortized Debt Issuance Costs - Third Party							(106,398)
Net Carrying Amount							$3,893,602

_________________

Notes:

(1) Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our President and Chief Executive Officer, is the Trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The amount of accrued interest as of June 30, 2024, is $20,000.

(2) Mark A. Emalfarb, our President and Chief Executive Officer, is the Trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. For the three months ended June 30, 2024, $400,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 223,463 shares of the Company’s common stock. As of June 30, 2024, the amount of accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust was $2,000 and $8,200, respectively.

(3) Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our President and Chief Executive Officer, are co-trustees of the Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Descendant Trust. The amount of accrued interest as of  June 30, 2024, is $1,800.

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

As of  June 30, 2024, the Company had 5,830,222 stock options outstanding and 117,925 unvested restricted stock units in addition to 2,040,004 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2023, there were 5,469,247 stock options outstanding and 243,044 unvested restricted stock units in addition to 2,773,406 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the six months ended June 30, 2024 are as follows:

Risk-Free interest rate	3.93% - 4.61%
Expected dividend yield	—%
Expected stock price volatility	63.31%
Expected life of options (in years)	5.50-6.25

The following table summarizes the stock option activities for the six months ended June 30, 2024:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2023	5,469,247	$3.08	5.66	$322,738
Granted (1)	812,600	1.60
Exercised	(30,000)	1.36
Expired (2)	(358,500)	2.10
Canceled (3)	(63,125)	1.59
Outstanding at June 30, 2024	5,830,222	$2.96	5.83	$138,360

Exercisable at June 30, 2024	4,430,623	$3.20	4.89	$109,383

_________________

Notes:

(1) Represents the following options granted:

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

•	One-time awards on April 11, 2024, with an exercise price of $1.84, including 20,000 stock options granted to an executive, vesting annually in equal installments over four years, and 20,000 stock options granted to a member of the Board of Directors, vesting upon one year anniversary.

(2) Represents the following options expired:

(a) 300,000 stock options with an exercise price of $1.87 per share granted to an executive, (b) 25,000 stock options with an exercise price of $1.76 per share granted to a member of the Board of Directors, (c) 7,500 stock options with an exercise price of $5.56 per share granted to a consultant, (d) 25,000 stock options with an exercise price of $4.14 per share granted to a consultant, and (e) 1,000 stock options with an exercise price of $1.55 per share granted to an employee.

(3) Represents the following options canceled:

(a) 50,000 stock options granted to a former Board of Directors, (b) 13,125 stock options granted to the Company's former Chairman of the Board of Directors.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity for the six months ended June 30, 2024:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	213,044	$1.43
Granted (1)	354,219	1.60
Vested (2)	(437,546)	1.52
Unvested shares forfeited (3)	(11,792)	1.59
Outstanding at June 30, 2024	117,925	$1.59

_________________

Notes:

(1)

On  March 13, 2024, the Company granted 212,709 RSUs with immediate vesting, to executives and key personnel in lieu of cash bonuses earned for the year ended 2023. On January 2, 2024, the Company granted 141,510 RSUs, vesting upon one year anniversary of the grant, to the Board of Directors. The fair value of the common stock is the Company's closing stock price on the grant date as reported on the Nasdaq Stock Exchange.

(2)	Represents 212,709 RSUs granted to executives and key personnel, 174,837 RSUs granted to the Board of Directors, and 50,000 RSUs granted to a contractor.
(3)	Represents the cancellation of RSUs granted to a former member of the Board of Directors.

Compensation Expenses

We recognize all share-based payments to employees and our Board of Directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the three and six months ended June 30, 2024, there were forfeitures of $20,000 and $40,000, respectively.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$285,372	$323,796	$579,406	$643,132
Research and development	12,231	10,520	24,675	21,823
Total	$297,603	$334,316	$604,081	$664,955

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share based compensation expense - stock option	$243,538	$278,373	$433,807	$554,914
Share based compensation expense - restricted stock units	54,065	55,943	170,274	110,041
Total	$297,603	$334,316	$604,081	$664,955

Note 7:    Shareholders’ Equity

Issuances of Common Stock

For the six months ended June 30, 2024, there were 666,578 shares of the Company’s common stock issued with a weighted average issue price of $1.61 per share, including 223,463 shares from the conversion of the Convertible Notes, 61,793 shares from the vesting of restricted stock units, and 5,569 shares from the exercise of stock options. For the six months ended June 30, 2023, there were 247,961shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.38 per share.

Treasury Stock

As of June 30, 2024, there were 12,253,502 shares of common stock held in treasury, at a cost of $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8:    Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through August 13, 2024, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred after the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

On December 31, 2015, the Company sold its industrial technology business to Danisco USA (“Danisco”), the industrial biosciences business of DuPont (NYSE: DD) (the “DuPont Transaction”). As part of the DuPont Transaction, Dyadic retained co-exclusive rights to the C1-cell protein production platform for use in all human and animal pharmaceutical applications, and currently the Company has the exclusive ability to enter into sub-license agreements (subject to the terms of the license and to certain exceptions) for use in all human and animal pharmaceutical applications. Danisco retained certain rights to utilize the C1-cell protein production platform in pharmaceutical applications, including the development and production of pharmaceutical products, for which it will be required to make royalty payments to Dyadic upon commercialization. After December 31, 2029, Danisco will have certain rights to sublicense C1 technology to third parties for which the Company will be entitled to receive royalties on such pharmaceutical products for a certain period of time. In certain circumstances, Dyadic may owe a royalty to either Danisco or certain licensors of Danisco, depending upon whether Dyadic elects to utilize certain patents either owned by Danisco or licensed in by Danisco.

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

 Recent Developments

Alternative Proteins

Non-Food Applications

●

On June 28, 2024, the Company announced that it entered into a development and commercialization partnership with Proliant Health and Biologicals (“PHB”), a leading supplier of purified proteins for the diagnostic, nutrition and cell culture markets. According to the terms of the agreement, Dyadic received an initial payment of $500,000 in July 2024. Dyadic will receive a second payment of $500,000 upon the completion of the transfer of a Production Strain (as defined in the agreement), and will receive a final payment of $500,000 upon the meeting of a certain productivity threshold. Dyadic will also receive a share of profits received by PHB from the sale of animal-free recombinant albumin products produced using Dyadic’s filamentous fungal microbial platforms. A portion of the upfront milestone payment will be allocated to the technology transfer and commercialization effort. The initial focus of the partnership will be the commercialization of recombinant human serum albumin products, with the anticipated launch of the first product in the first half of 2025.

●	The Company has completed its development of the DNASE-1, and a Certificate of Analysis has been issued for the product, which is expected to begin sampling in the third quarter.
●

The Company’s project to produce recombinant transferrin for use in cell culture media for the alternative protein industry has achieved high titers with additional optimization and analysis ongoing; product samples are expected to be available in the fourth quarter.

●

The Company’s recombinant bovine albumin was shown in third party application testing to be comparable to animal derived bovine albumin for use as a component of cell culture media to grow animal muscle cells for the cultured meat industry; further development and analyses are ongoing.

Food Applications

●

As previously announced, in September 2023, the Company entered into a development and exclusive license agreement to commercialize certain non- animal dairy enzymes used in the production of food products using Dapibus™ and received an upfront payment of $0.6 million in October 2023. The Company believes it has achieved the specified target yield level required for achieving a milestone payment and is in the process of delivering the strain for verification by its partner. The development of a second enzyme is progressing.

●

The Company has developed a highly productive strain and is actively sampling recombinant alpha-lactalbumin, a whey protein, and has entered into a joint development agreement with a Top 10 global dairy company for the development of food grade alpha-lactalbumin. Additionally, the Company has ongoing discussions with plans to provide samples to three additional alternative protein companies.

●	The Company is sampling recombinant lactoferrin for several interested parties.

Bio Industrial Products

●

Dyadic has developed three enzymes, with plans for two additional enzymes, that have the potential for use in multiple industries, such as dairy, nutrition, biogas, biofuels and biorefining. Several initial enzymes are under evaluation with interested parties.

Animal Health

●	The Company continued its ongoing development and collaboration with Phibro Animal Health/Abic Biological Laboratories Ltd to develop vaccines and treatments for livestock animal diseases.
●

The Company has provided samples of the C1 produced H5 A/Astrakhan 2.3.4.4b recombinant ferritin nanoparticle antigen to multiple parties for evaluation and potential use in poultry and cattle vaccines.

●

Initial studies indicate that the adjuvanted C1 produced H5 A/2.3.3.4.b A/Astrakhan ferritin nanoparticle antigen has the potential for use as an animal vaccine candidate against the current avian influenza ‘Bird Flu’ viruses in poultry and cattle.

●

Animal studies conducted by ViroVax has demonstrated that the C1 produced H5 A/Astrakhan 2.3.4.4b ferritin nanoparticle vaccine elicits high neutralizing antibodies against the three circulating viruses: (a) H5/Influenza A/Astrakhan/3212/2020, (b) H5/Influenza A /Texas/37/2024, and (c) H5/Influenza A/Dairy Cattle/Texas/24-008749-003/2024.

Human Health

●

In April 2024, Dyadic and its development partner ViroVax reported pre-clinical animal testing on an adjuvanted H5 Clade 2.3.3.4.b A/Astrakhan avian influenza ferritin nanoparticle ‘Bird Flu’ human vaccine candidate that demonstrated a strong immune response in rabbits. The potential vaccine combines Dyadic’s C1 single step ferritin nanoparticle antigen production with a novel antigen and adjuvant from ViroVax. In the second quarter, the Company presented an overview of a H5N1 ‘Bird Flu’ recombinant protein human vaccine candidate to BARDA Tech Watch, NIH, and to the White House Office of Pandemic Preparedness and Response Policy.

●

The Company successfully delivered a C1 produced H1N1 influenza antigen in a fully funded research collaboration with the Vaccine and Immunotherapy Center at Massachusetts General Hospital. The program is focused on expressing vaccine antigens for influenza A and other infectious diseases, as part of a US $5.88 million award granted to Massachusetts General Hospital from the Department of Defense.

●	In third party funded programs, the C1 Platform has:
o	successfully expressed multiple infectious disease antigens including HPV, HIV, and multiple RSV antigens;
o	delivered three mAbs for evaluation as neutralizing antibodies for infectious diseases; and
o	two additional mAbs in development, including a top ten pharmaceutical company.

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

Results of Operations

Three and Six Months Ended June 30, 2024 Compared to the Same Periods in 2023

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development revenue	$385,896	$793,042	$720,513	$1,726,976
License revenue	—	44,117	—	88,235
Cost of research and development revenue	301,956	792,944	445,911	1,519,862

For the three and six months ended June 30, 2024, the decrease in research and development revenue and cost of research and development revenue was due to the winding down of several large research collaborations conducted in 2023. For the three months ended June 30, 2024, the Company’s revenue was generated from ten collaborations compared to eight collaborations for the same period a year ago. For the six months ended June 30, 2024, the decrease in research and development revenue and cost of research and development revenue was due to the winding down of several large research collaborations conducted in 2023. For the six months ended June 30, 2024, the Company’s revenue was generated from thirteen collaborations compared to eight collaborations for the same period a year ago.

The license revenue for the three and six months ended June 30, 2023, was related to the Janssen license agreement, which was completed in December 2023.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended June 30, 2024, decreased to $516,000 compared to $918,000 for the same period a year ago. The decrease reflected the winding down of activities related to the Company’s Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate as patient dosing was completed in February 2023 and a decrease in the amount of ongoing internal research projects.

Research and development expenses for the six months ended June 30, 2024, decreased to $1,038,000 compared to $1,728,000 for the same period a year ago. The decrease reflected the winding down of activities related to the Company’s Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate as patient dosing was completed in February 2023 and a decrease in the amount of ongoing internal research projects.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024, increased by 14.6% to $1,608,000 compared to $1,403,000 for the same period a year ago. The increase reflected increases in share-based compensation expenses of $84,000, legal expenses of $81,000, business development and investor relations expenses of $60,000, and other increases of $22,000, offset by decreases in management incentives of $36,000, and insurance expenses of $6,000.

General and administrative expenses for the six months ended June 30, 2024, increased by 17.8% to $3,396,000 compared to $2,883,000 for the same period a year ago. The increase reflected increases in business development and investor relations expenses of $296,000, share-based compensation expenses of $87,000, legal expenses of $64,000, management incentives of $19,000, and other increases of $82,000, offset by decrease in insurance expenses of $35,000.

Loss from Operations

Loss from operations for the three months ended June 30, 2024 , decreased to $2,043,000 , compared to $ 2,290,000  for the same period a year ago. The decrease in loss from operations was due to a decrease in research and development expenses of $402,000, partially offset by an increase in general and administrative expenses of $205,000.

Loss from operations for the six months ended June 30, 2024 , decreased to $ 4,168,000 , compared to $ 4,341,000 for the same period a year ago. The decrease in loss from operations was due to a decrease in research and development expenses of $690,000, partially offset by an increase in general and administrative expenses of $514,000.

Other Income (Expenses), Net

For the three months ended June 30, 2024, total other income (expenses), net, was an expense of $3,000 compared to an income of $137,000 for the same period a year ago. The decrease in other income was due to interest expenses related to the Convertible Notes in 2024.

For the six months ended June 30, 2024, total other income (expenses), net, was $113,000 compared to $1,232,000 for the same period a year ago. The decrease in other income was due to the gain on sale of the Company’s equity interest in Alphazyme, LLC of $1,018,000 in 2023, and interest expenses related to the Convertible Notes in 2024.

Net Loss

Net loss for the three months ended June 30, 2024, was $2,045,000 compared to $2,153,000 for the same period a year ago. The decrease in net loss was due to a decrease in research and development expenses of $402,000, partially offset by increases in general and administrative expenses of $205,000 and interest expenses of $141,000 in 2024.

Net loss for the six months ended June 30, 2024, was $4,055,000 compared to $3,109,000 for the same period a year ago. The decrease in net loss was due to a decrease in the gain on sale of the Company’s equity interest in Alphazyme LLC of $957,000 and research and development expenses of $690,000, partially offset by increases in general and administrative expenses of $514,000 and interest expenses of $174,000.

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

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The purchasers of the Convertible Notes include immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, (collectively, the “Purchasers”). The net proceeds from the sale of the Convertible Notes, after deducting offering expenses, is $5,824,000. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes. This private placement funding is expected to support our near-term revenue growth and accelerate our strategic objective of commercialization opportunities for pharmaceutical and non-pharmaceutical applications.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes.

The Convertible Notes can be converted into shares of Dyadic’s Class A common stock (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date. The conversion price is $1.79 per share of the Common Stock, which is equal to 125% of the trailing 30-day VWAP of the Common Stock ending on the trading day immediately preceding the date of the securities purchase agreement. As of June 30, 2024, $400,000 of the Convertible Notes were converted into 223.463 shares of Common Stock. For more information regarding the Convertible Notes, see Note 4 to the Consolidated Financial Statements.

The Company expects its existing cash and cash equivalents and cash raised from the Convertible Notes, investments in debt securities, and operating cash flows from its existing and future license agreement(s) will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

As of June 30, 2024, cash and cash equivalents were $6.1 million compared to $6.5 million as of December 31, 2023. The carrying value of investment grade securities, including accrued interest as of June 30, 2024, was $4.0 million compared to $0.8 million as of December 31, 2023.

Net cash used in operating activities for the six months ended June 30, 2024 was $3.1 million, which was principally attributable to a net loss of $4.0 million, partially offset by changes in operating assets and liabilities of $0.4 million and share-based compensation expenses of $0.6 million.

Net cash used in operating activities for the six months ended June 30, 2023, was $3.8 million, which was principally attributable to a net loss of $3.1 million, gain from the sale of investment in Alphazyme, LLC of approximately $1.0 million, and changes in operating assets and liabilities of $0.4 million, partially offset by share-based compensation expenses of approximately $0.7 million.

Net cash used in investing activities for the six months ended June 30, 2024 was $3.1 million, compared to a net cash provided by investing activities of $3.8 for the six months ended June 30, 2023. The increase in net cash used in investing activities was attributable to additional purchases of investment securities of $2.7 million, decreases in proceeds received from maturities of investment securities of $3.1 million, and proceeds from the sale of investment in Alphazyme of $1.3 million.

Net cash provided by financing activities for the six months ended June 30, 2024 was $5.8 million, which was related to net proceeds from issuance of convertible notes. For the six months ended June 30, 2023, there were no cash flows from financing activities.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)    None.

(b)    None.

(c)    During the quarter ended June 30, 2024, the following individuals adopted Rule 10b5-1 trading arrangements, which are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act: our President and Chief Executive Officer Mark Emalfarb (adopted on June 4, 2024); our director Jack Kaye (adopted on June 6, 2024); our Vice President of Research and Business Development Ronen Tchelet (adopted on June 7, 2024); and our Chief Financial Officer Ping Wang Rawson (adopted on June 12, 2024). Each trading arrangement includes the potential sale of up to a specified number of shares of our common stock owned by the applicable individual (for Mr. Emalfarb, 1 million; for Mr. Kaye, 292,367; for Mr. Tchelet, 250,000; and for Ms. Rawson, 282,485), and expires on a specified date (for Mr. Emalfarb, December 31, 2026; for Mr. Kaye, June 2, 2026; for Mr. Tchelet, June 10, 2025; and for Ms. Rawson, June 12, 2026), unless earlier terminated in accordance with the provisions of the arrangement.

Except as described above, for the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2	Third Amended and Restated Bylaws dated March 28, 2023	8-K	3.1	March 29, 2023
10.1	License and Development Agreement between Dyadic International (USA), Inc. and Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals, dated June 27, 2024(1)	8-K	10.1	July 2, 2024
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

August 13, 2024	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2024	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)