Form 10-Q
period 2024-09-30
DYADIC INTERNATIONAL INC
filed 2024-11-12
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of November 11, 2024 was 29,589,371.

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

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,921,614	$6,515,028
Short-term investment securities	4,000,832	748,290
Interest receivable	40,835	10,083
Accounts receivable	352,934	466,159
Prepaid expenses and other current assets	374,209	327,775
Total current assets	10,690,424	8,067,335

Non-current assets:
Operating lease right-of-use asset, net	104,914	141,439
Other assets	10,328	10,462
Total assets	$10,805,666	$8,219,236

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$561,797	$656,445
Accrued expenses	839,420	1,057,164
Deferred research and development obligations	514,483	490,113
Operating lease liability, current portion	53,476	48,059
Accrued interest	80,000	—
Accrued interest- related party	28,000	—
Total current liabilities	2,077,176	2,251,781

Non-current liabilities:
Convertible notes, net of issuance costs	3,902,435	—
Convertible notes, net of issuance costs - related party	1,365,852	—
Operating lease liability, net of current portion	48,091	88,870
Total liabilities	7,393,554	2,340,651

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 41,842,873 and 41,064,563, outstanding shares - 29,589,371 and 28,811,061 as of September 30, 2024, and December 31, 2023, respectively	41,843	41,065
Additional paid-in capital	106,835,784	105,044,756
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(84,535,600)	(80,277,321)
Total stockholders’ equity	3,412,112	5,878,585
Total liabilities and stockholders’ equity	$10,805,666	$8,219,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Research and development revenue	$532,500	$352,942	$1,253,013	$2,079,918
License revenue	1,425,000	44,118	1,425,000	132,353
Total revenue	1,957,500	397,060	2,678,013	2,212,271

Costs and expenses:
Costs of research and development revenue	395,894	105,869	841,805	1,625,731
Research and development	460,241	716,351	1,498,593	2,444,469
General and administrative	1,297,984	1,282,361	4,694,334	4,164,970
Foreign currency exchange loss	5,995	12,600	14,044	38,143
Total costs and expenses	2,160,114	2,117,181	7,048,776	8,273,313

Loss from operations	(202,614)	(1,720,121)	(4,370,763)	(6,061,042)

Other income (expense):
Interest income	127,331	105,862	353,245	319,787
Gain on sale of Alphazyme	—	—	60,977	1,017,592
Interest expense	(88,833)	—	(199,106)	—
Interest expense - related party	(39,344)	—	(102,632)	—
Total other income (expense), net	(846)	105,862	112,484	1,337,379

Net loss	$(203,460)	$(1,614,259)	$(4,258,279)	$(4,723,663)

Basic and diluted net loss per common share	$(0.01)	$(0.06)	$(0.15)	$(0.16)

Basic and diluted weighted-average common shares outstanding	29,503,143	28,811,061	29,225,861	28,794,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2024	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$105,044,756	$(80,277,321)	$5,878,585
Stock-based compensation expense	—	—	—	—	306,478	—	306,478
Issuance of common stock upon vesting of restricted stock units	375,753	376	—	—	339,959	—	340,335
Net loss	—	—	—	—	—	(2,009,596)	(2,009,596)
March 31, 2024	41,440,316	$41,441	(12,253,502)	$(18,929,915)	$105,691,193	$(82,286,917)	$4,515,802
Stock-based compensation expense	—	—	—	—	297,603	—	297,603
Issuance of common stock upon vesting of restricted stock units	61,793	62	—	—	(62)	—	—
Issuance of common stock upon exercise of stock options	5,569	6	—	—	(6)	—	—
Issuance of common stock upon settlement of convertible debt	223,463	223	—	—	399,777	—	400,000
Net loss	—	—	—	—	—	(2,045,223)	(2,045,223)
June 30, 2024	41,731,141	$41,732	(12,253,502)	$(18,929,915)	$106,388,505	$(84,332,140)	$3,168,182
Stock-based compensation expense	—	—	—	—	247,390	—	247,390
Issuance of common stock upon settlement of convertible debt	111,732	111	—	—	199,889	—	200,000
Net loss	—	—	—	—	—	(203,460)	(203,460)
September 30, 2024	41,842,873	$41,843	(12,253,502)	$(18,929,915)	$106,835,784	$(84,535,600)	$3,412,112

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2023	40,816,602	$40,817	(12,253,502)	$(18,929,915)	$103,458,697	$(73,481,860)	$11,087,739
Stock-based compensation expense	—	—	—	—	330,639	—	330,639
Issuance of common stock upon vesting of restricted stock units	247,961	248	—	—	341,938	—	342,186
Net loss	—	—	—	—	—	(956,444)	(956,444)
March 31, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,131,274	$(74,438,304)	$10,804,120
Stock-based compensation expense	—	—	—	—	334,316	—	334,316
Net loss	—	—	—	—	—	(2,152,960)	(2,152,960)
June 30, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,465,590	$(76,591,264)	$8,985,476
Stock-based compensation expense	—	—	—	—	281,307	—	281,307
Net loss	—	—	—	—	—	(1,614,259)	(1,614,259)
September 30, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$104,746,897	$(78,205,523)	$7,652,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,258,279)	$(4,723,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	851,471	946,262
Amortization of held-to-maturity securities, net	(52,037)	(47,516)
Amortization of debt issuance costs	43,961	—
Gain from the sale of investment in Alphazyme	(60,977)	(1,017,592)
Foreign currency exchange loss, net	14,044	38,143
Changes in operating assets and liabilities:
Interest receivable	(30,752)	48,463
Accounts receivable	114,814	(107,666)
Prepaid expenses and other current assets	(46,386)	(91,537)
Operating lease assets and liabilities	1,163	(4,946)
Accounts payable	(109,426)	(691,471)
Accrued expenses	121,623	7,347
Accrued interest	80,000	—
Accrued interest - related party	28,000	—
Deferred research and development obligation	24,370	(132,353)
Deferred license revenue	—	(26,846)
Net cash used in operating activities	(3,278,411)	(5,803,375)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(5,971,505)	(2,251,018)
Proceeds from maturities of investment securities	2,771,000	8,373,000
Proceeds from the sale of investment in Alphazyme	60,977	1,293,760
Net cash (used in) provided by investing activities	(3,139,528)	7,415,742

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	3,882,884	—
Proceeds from issuance of convertible notes, net of issuance costs - related party	1,941,442	—
Net cash provided by financing activities	5,824,326	—
Effect of exchange rate changes on cash	199	(3,463)
Net (decrease) increase in cash and cash equivalents	(593,414)	1,608,904
Cash and cash equivalents at beginning of period	6,515,028	5,794,272
Cash and cash equivalents at end of period	$5,921,614	$7,403,176

Supplemental cash flow information
Vesting of restricted stock units	$664,086	$342,186
Conversion of convertible notes	$600,000	$—
Cash paid for interest	$149,778	$—
Right-of-use asset obtained in exchange for lease obligations	$—	$156,983

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

Liquidity and Capital Resources

The Company expects to incur losses and have negative net cash flows from operating activities as it continues developing its microbial protein production platforms and related products, and as it expands its pipelines and engages in further research and development activities for internal products as well as for its third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval and subsequent revenue generation or through the sublicensing of the Company’s technologies and products, and its ability to raise capital to finance these developmental efforts.

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, (collectively, the “Purchasers”). The net proceeds from the sale of the Convertible Notes, after deducting offering expenses, were $5,824,000. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes.

The Convertible Notes can be converted into shares of Dyadic’s Class A common stock (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date. This private placement funding is expected to support our near-term revenue growth and accelerate our strategic objective of commercialization opportunities for pharmaceutical and non-pharmaceutical applications. On October 4, 2024, the Company entered into an amendment (the “Amendment”) to the Convertible Notes. Pursuant to the Amendment, (i) the conversion price upon which the Convertible Notes will be convertible into shares of the Company’s common stock is $1.40 per share of common stock, and (ii) the Redemption Date (as defined in the Amendment) will fall on any of the 26, 29 and 32-month anniversaries of the original issue date of the Convertible Notes.

As of September 30, 2024, $600,000 of the Convertible Notes were converted into 335,195 shares of Common Stock. For more information regarding the Convertible Notes, including the covenants related thereto, see Note 4 to the Consolidated Financial Statements.

The Company expects its existing cash and cash equivalents, and cash raised from the Convertible Notes, investments in debt securities, and operating cash flows will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

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

For the three months ended  September 30, 2024 and 2023, the Company’s revenue was generated from ten and seven customers, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s revenue was generated from sixteen and thirteen customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the three months ended  September 30, 2024 and 2023, two and four significant customers accounted for $1,358,000 or 69.4% and $297,000 or 74.8%% of revenue, respectively. For the nine months ended September 30, 2024 and 2023, two significant customers accounted for $1,450,000 or 54.1% and $1,137,000 or 51.4% of revenue, respectively.

As of  September 30, 2024 and  December 31, 2023, accounts receivable was from nine and thirteen customers, of which, four customers accounted for $262,000 or 74.1% and $336,000 or 72.0% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  September 30, 2024 and 2023, the Company had four and three customers outside of the United States (i.e., European customers) that accounted for $550,000 or 28.1% and $127,000 or 32.0% of revenue, respectively. For the nine months ended September 30, 2024 and 2023, the Company had eight and four customers outside of the United States (i.e., European customers) that accounted for $854,000 or 31.9% and $314,000 or 14.2% of revenue, respectively.

As of  September 30, 2024 and December 31, 2023, the Company had five and six customers outside of the United States (i.e., European customers) that accounted for $167,000 or 47.2% and $213,000 or 45.6% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  September 30, 2024 and 2023, two and three CROs accounted for $690,000 or 94.6% and $977,000 or 93.4% of total research services we purchased, respectively. For the nine months ended September 30, 2024 and 2023, two and three CROs accounted for $ 1,647,000 or 92.0% and $3,639,000 or 96.4% of total research services we purchased, respectively. As of September 30, 2024 and December 31, 2023, two and three CROs accounted for $341,000 or 60.8% and $620,000 or 94.4% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  September 30, 2024 and December 31, 2023, all of our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of  September 30, 2024, and  December 31, 2023, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of  September 30, 2024, and  December 31, 2023.

Accounts receivable consist of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Billed receivable	$212,939	$410,617
Unbilled receivable	139,995	55,542
	$352,934	$466,159

Accounts Payable

Accounts payable consist of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Research and development expenses	$376,608	$575,436
Legal expenses	130,974	1,957
Other	54,215	79,052
	$561,797	$656,445

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Employee wages and benefits	$442,604	$561,720
Research and development expenses	372,456	274,080
Legal expenses	13,000	210,004
Other	11,360	11,360
	$839,420	$1,057,164

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$336,068	$556,042	$1,119,502	$1,947,228
Personnel related costs	121,081	147,426	334,297	447,034
Facilities, overhead and other	3,092	12,883	44,794	50,207
	$460,241	$716,351	$1,498,593	$2,444,469

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

Income Taxes

For the nine months ended September 30, 2024, there was no provision for income taxes or unrecognized tax benefits recorded. As of  September 30, 2024 and  December 31, 2023, deferred tax assets were $17.7 million and $16.4 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  September 30, 2024 and  December 31, 2023.

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

For the three and nine months ended September 30, 2024, a total of 5,962,960 shares of potentially dilutive securities, including 117,925 shares of unvested restrict stock units and options to purchase 5,845,035 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, a total of 5,658,811 shares of potentially dilutive securities, including 163,044 shares of unvested restrict stock units and options to purchase 5,495,767 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive

Recent Accounting Pronouncements Not Adopted as of  September 30, 2024

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

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  September 30, 2024, and  December 31, 2023:

	September 30, 2024 (Unaudited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,095,858	$—	$—	$—	$1,095,858
Money Market Funds (2)	1	4,825,756	—	—	—	4,825,756
Subtotal		5,921,614	—	—	—	5,921,614
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	4,002,034	—	1,202	—	4,000,832
Total		$9,923,648	$—	$1,202	$—	$9,922,446

	December 31, 2023 (Audited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$25,775	$—	$—	$—	$25,775
Money Market Funds (2)	1	6,489,253	—	—	—	6,489,253
Subtotal		6,515,028	—	—	—	6,515,028
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	748,105	—	—	(185)	748,290
Total		$7,263,133	$—	$—	$(185)	$7,263,318

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) All our money market funds were invested in U.S. Government money market funds.

(3) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(4) For the three months ended  September 30, 2024 and 2023, the Company received discounts of $9,023 and $1,148 to purchase held-to-maturity investment securities, respectively. For the nine months ended September 30, 2024 and 2023, the Company received discounts of $70,495 and $33,982 to purchase held-to-maturity investment securities, respectively. For the year ended  December 31, 2023, the Company received discounts of $39,012 to purchase held-to-maturity investment securities.

(5) The Company considers the declines in market value of its investment portfolio to be temporary in nature. As of  September 30, 2024 and December 31, 2023, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

Note 3:    Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

Proliant

On June 27, 2024, the Company entered into a License and Development Agreement (the “Proliant Agreement”) with Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals (“Proliant”), pursuant to which Proliant will license Dyadic’s proprietary fungal microbial expression and production platforms and microbial strains for the production of recombinant serum albumin. Under the terms of the Proliant Agreement, Dyadic has received an initial upfront payment of $500,000, a second payment of $500,000 upon the completion of the transfer of a Production Strain (as defined in the Proliant Agreement.) and will receive a final payment of $500,000 upon the meeting of a certain productivity threshold. Upon commencing commercial sales of animal-free recombinant serum albumin products produced pursuant to the Proliant Agreement, the Company will receive royalties based on a certain percentage of the gross margin received by Proliant, as defined in the Proliant Agreement.

For the three and nine months ended September 30, 2024, the Company recognized $1.0 million in license revenue related to the Proliant Agreement, as the performance obligation to deliver the production strains has been completed.

Inzymes ApS

On September 18, 2023, Dyadic International (USA) Inc., a subsidiary of the Company, signed a Development and Exclusive License Agreement (the “Inzymes Agreement”) with Inzymes ApS (“Inzymes”), a Denmark corporation, to develop and commercialize certain non-animal dairy enzymes used in the production of food products using Dyadic’s proprietary Dapibus™ platform. On October 11, 2024, the Inzymes Agreement was amended (“the Amended Inzymes Agreement”).

Under the terms of the Amended Inzymes Agreement, a research collaboration to develop a basket of dairy enzymes will be fully funded by Inzymes with an upfront payment of $0.6 million. Dyadic will also be eligible to receive success fees upon the achievement of certain target yields, milestone payments upon first commercial sale of each product and royalties.

In October 2023, the Company received an upfront payment of $0.6 million in accordance with the terms of the Inzymes Agreement. The payment consisted of funding for specified product research and development efforts and right of first refusal for certain product candidates. For the three and nine months ended September 30, 2024, the Company recorded research and development revenues of $0 and $25,000, respectively. For the three months ended September 30, 2024, the Company recognized $425,000 license revenue from success fees upon the achievement of target yield for one product. The Company will continue evaluating the achievement of success fees related to target yields and product commercialization of each product when they are considered probable and estimable under the Inzymes Agreement.

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

For the three and nine months ended September 30, 2024, there was no revenue recognized related to this JDA. For the three and nine months ended September 30, 2023, the Company recorded research and development revenues of approximately $0 and $565,000, as well as success fees of approximately $65,500 in connection with the JDA, respectively.

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

For the three and nine months ended September 30, 2024, there was no revenue recognized related to the Janssen Agreement. For the three and nine months ended September 30, 2023, the Company recognized approximately $44,000 and $132,000 of license revenue, respectively. For the three and nine months ended September 30, 2023, the Company recorded research and development revenues of approximately $127,000 and $507,000, respectively, in connection with the Janssen Agreement.

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

For the year ended  December 31, 2023, the Company received a total cash payment of $1.3 million from the sale of its equity interest in Alphazyme, LLC. In the first quarter of 2024, the Company received an additional cash payment of $60,977, which was recorded as gain on sale of Alphazyme in the consolidated statement of operations.

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

Pursuant to an amendment entered into by the Company on October 4, 2024, the Holders may require the Company to redeem all or any part of the Convertible Notes on a redemption date falling on any of the 26, 29, and 32-month anniversaries of the original issue date of the Convertible Notes (any such date, a “Redemption Date”) upon not less than 60 calendar days written notice prior to the applicable Redemption Date. The Company may also elect to redeem all or any part of the Convertible Notes on a Redemption Date upon not less than 60 calendar days written notice prior to the applicable Redemption Date. The Convertible Notes are convertible into shares of the Company’s common stock, in whole or in part, at the option of the Holders at any time, based on a conversion price of $1.40 per share of common stock.

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

The Company incurred $175,674 of debt issuance costs associated with the Convertible Notes, which were recorded as a reduction of the Convertible Notes on the consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest method. We determined the expected life of the debt is equal to the three-year term of the Convertible Notes.

For the three months ended September 30, 2024, $114,933 of interest was paid and debt issuance costs of $17,244 were amortized and recorded in interest expense in the consolidated statements of operations. For the nine months ended September 30, 2024, $149,778 of interest was paid and debt issuance costs of $43,961 were amortized and recorded in interest expense in the consolidated statements of operations. As of September 30, 2024, accrued interest on the Convertible Notes to related parties and other third parties were $28,000 and $80,000, respectively. As of September 30, 2024, accumulated amortized debt issuance costs are $26,394.

For the nine months ended September 30, 2024, $600,000 of the Convertible Notes were converted into 335,195 shares of the Company’s common stock. As of September 30, 2024, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Francisco Trust dated 2/28/1996 (1)	03/08/24	03/08/27	8%	$1,000,000	$—	$—	$1,000,000
Bradley Emalfarb (2)	03/08/24	03/08/27	8%	500,000	—	(400,000)	100,000
Bradley Scott Emalfarb Irrevocable Trust (2)	03/08/24	03/08/27	8%	410,000	—	(200,000)	210,000
Emalfarb Descendent Trust (3)	03/08/24	03/08/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$2,000,000	$—	$(600,000)	1,400,000
Unamortized Debt Issuance Costs - Related Party							(34,148)
Net Carrying Amount							$1,365,852

Convertible Notes - Third Party	03/08/24	03/08/27	8%	$4,000,000	$—	$—	4,000,000
Unamortized Debt Issuance Costs - Third Party							(97,565)
Net Carrying Amount							$3,902,435

_________________

Notes:

(1) Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our President and Chief Executive Officer, is the Trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The amount of accrued interest as of September 30, 2024, is $20,000.

(2) Mark A. Emalfarb, our President and Chief Executive Officer, is the Trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. For the nine months ended September 30, 2024, $400,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 223,463 shares of the Company’s common stock. For the nine months ended September 30, 2024, $200,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 111,732 shares of the Company’s common stock. As of September 30, 2024, the amount of accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust was $2,000 and $4,200, respectively.

(3) Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our President and Chief Executive Officer, are co-trustees of the Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Descendant Trust. The amount of accrued interest as of  September 30, 2024, is $1,800.

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

VTT Research Contract Extension

On January 31, 2024, the Company entered into a Third Amendment to the commission contract concerning VTT Technical Research Centre of Finland Ltd. (“VTT”) to develop Dyadic’s C1 fungal expression system for therapeutic protein production. The original contract was entered on June 28, 2019, and subsequently amended by the First Amendment on June 21, 2022, and the Second Amendment on September 9, 2022. Under the terms of the Third Amendment, the contract duration was extended to January 31, 2025, and Dyadic will pay VTT a total of EUR €186,000 to continue developing Dyadic’s C1-cell protein production platform for therapeutic protein production, including our C1 host system. Dyadic has the right to terminate the contract with 90 days’ notice. As of  September 30, 2024, the Company paid EUR €93,000, and the remaining amount of the contract of EUR €93,000 will be paid during the first quarter of 2025.

Note 6:    Share-Based Compensation

Description of Equity Plans

The 2021 Equity Incentive Award Plan (the “2021 Plan”) was adopted by the Company’s Board of Directors on April 9, 2021 and approved by the Company’s Annual Meeting of Shareholders (the “Annual Meeting”) on June 11, 2021. The 2021 Plan serves as a successor to the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). Since the adoption of the 2021 Plan, all equity awards were made from the 2021 Plan and no additional awards will be granted under the 2011 Plan. The 2021 Plan provides for the issuance of a variety of share-based compensation awards, including stock options, restricted stock awards, restricted stock unit awards, performance awards, dividend equivalents awards, deferred stock awards, stock payment awards and stock appreciation rights. As of April 16, 2021, the 2021 Plan increased the number of shares available for grant by 3,000,000 in addition to the number of shares remaining available for the grant of new awards under the 2011.

As of  September 30, 2024, the Company had 5,845,035 stock options outstanding and 117,925 unvested restricted stock units in addition to 2,025,191 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2023, there were 5,469,247 stock options outstanding and 243,044 unvested restricted stock units in addition to 2,773,406 shares of common stock available for grant under the 2021 Plan.

Stock Options

Options are granted to purchase common stock at prices that are equal to the fair value of the common stock on the date the option is granted. Vesting is determined by the Board of Directors at the time of grant. The term of any stock option awards under the Company’s 2011 Plan and 2021 Plan is ten years, except for certain options granted to the contractors which are either two or five years.

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

Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company uses the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to the CEO (i.e., 5 or 10 years) and certain contractors (i.e., 2 or 5 years).

The assumptions used in the Black-Scholes option pricing model for stock options granted for the nine months ended September 30, 2024 are as follows:

Risk-Free interest rate	3.56% - 4.61%
Expected dividend yield	—%
Expected stock price volatility	63.02-63.64%
Expected life of options (in years)	2.63-6.25

The following table summarizes the stock option activities for the nine months ended September 30, 2024:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2023	5,469,247	$3.08	5.66	$322,738
Granted (1)	837,600	1.31
Exercised	(30,000)	1.36
Expired (2)	(358,500)	2.10
Canceled (3)	(73,312)	1.73
Outstanding at September 30, 2024	5,845,035	$2.96	5.57	$3,500

Exercisable at September 30, 2024	4,458,123	$3.19	4.63	$3,500

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

•	One-time awards on April 11, 2024, with an exercise price of $1.84, including 20,000 stock options granted to an executive, vesting annually in equal installments over four years, and 20,000 stock options granted to a member of the Board of Directors, vesting upon one year anniversary.
•	A one-time award on September 23, 2024, of 25,000 stock options granted to a consultant with an exercise price of $1.79, vesting in three months.

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

(3) Represents the following options canceled:

(a) 50,000 stock options granted to a former member of the Board of Directors, (b) 13,125 stock options granted to the Company's former Chairman of the Board of Directors, and (c) 10,187 stock options granted to the Company's former employee.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity for the nine months ended September 30, 2024:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	213,044	$1.43
Granted (1)	354,219	1.60
Vested (2)	(437,546)	1.52
Unvested shares forfeited(3)	(11,792)	1.59
Outstanding at September 30, 2024	117,925	$1.59

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

Compensation Expenses

We recognize all share-based payments to employees and our Board of Directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the three and nine months ended September 30, 2024, there were forfeitures of $9,000 and $50,000, respectively.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$235,024	$270,672	$814,430	$913,804
Research and development	12,366	10,635	37,041	32,458
Total	$247,390	$281,307	$851,471	$946,262

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share based compensation expense - stock option	$200,387	$224,749	$634,194	$779,663
Share based compensation expense - restricted stock units	47,003	56,558	217,277	166,599
Total	$247,390	$281,307	$851,471	$946,262

Note 7:    Shareholders’ Equity

Issuances of Common Stock

For the nine months ended September 30, 2024, there were 778,310 shares of the Company’s common stock issued with a weighted average issue price of $1.63 per share, including 335,195 shares from the conversion of the Convertible Notes, 437,546 shares from the vesting of restricted stock units, and 5,569 shares from the exercise of stock options. For the nine months ended September 30, 2023, there were 247,961shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.38 per share.

Treasury Stock

As of September 30, 2024, there were 12,253,502 shares of common stock held in treasury, at a cost of $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8:    Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through November 12, 2024, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred after the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

 Recent Developments

Alternative Proteins

Non-Food Applications

●

On June 28, 2024, the Company announced that it entered into a development and commercialization partnership with Proliant Health and Biologicals (“PHB”), a leading supplier of purified proteins for the diagnostic, nutrition and cell culture markets. Dyadic has received an initial payment of $500,000 in July 2024 and received a second payment of $500,000 for completing the transfer of a Production Strain according to the terms of the agreement in September 2024, and we expect to receive a final payment of $500,000 upon the meeting of a certain productivity threshold. Dyadic will also receive a share of profits received by PHB from the sale of animal-free recombinant albumin products produced using Dyadic’s filamentous fungal microbial platforms. A portion of the final payment will be allocated to the technology transfer and commercialization effort. The initial focus of the partnership will be the commercialization of recombinant human serum albumin products, with the anticipated launch of the first product in the first half of 2025.

●

The Company has completed its development of the DNASE-1 enzyme, and a Certificate of Analysis has been issued for the product, sampling efforts have begun. The Company is currently in dialog with manufacturing organizations to produce a research grade DNASE-1 product with anticipation of taking pre-orders by the first quarter of 2025.

●

The Company has initiated a project to produce research grade DNA/RNA Polymerases, DNA Ligase, and RNase Inhibitor products; stable cell lines have been developed with optimization and analysis ongoing. These enzymes are essential tools in molecular biology with unique functions in DNA and RNA manipulation.

●

The Company has made progress in the production of recombinant transferrin for use in cell culture media for the alternative protein industry and a Certificate of Analysis has been issued for the product; product sampling occurred in the third quarter, earlier than originally estimated. Current application testing for recombinant bovine transferrin is ongoing for use in cell culture media for the cultured meat industry, with results expected in the fourth quarter.

●

The Company has made progress with its research grade recombinant bovine alpha-lactalbumin; a Certificate of Analysis has been issued for the product; sampling is expected to begin in the late fourth quarter.

Food Applications

●

During the third quarter, the Company has received its first milestone of $425,000 for achieving the target yield level from the development and license agreement entered into in 2023 to commercialize certain non-animal dairy enzymes used in the production of food products using the Dapibus™ protein production platform. This is in addition to the upfront payment of $0.6 million received in October 2023. The development of a second enzyme is progressing.

●

The Company has developed a highly productive strain and is actively sampling recombinant alpha-lactalbumin, a whey protein, and has entered into a joint development agreement with a Top 10 global dairy company for the development of food grade alpha-lactalbumin. Additionally, the Company provided samples to four alternative protein companies.

●	The Company is sampling recombinant lactoferrin to several interested parties.

Bio Industrial Products

●	Development of five enzymes is ongoing with potential for use in multiple industries, such as nutrition, biogas, biofuels and biorefining. Sampling has been initiated with interested parties.

Animal Health

●	The Company further expanded its collaboration with Phibro/Abic targeting a number of additional vaccines for use in developing livestock animal diseases.
●

The Company’s C1-produced H5 A/2.3.3.4.b A/Astrakhan ferritin nanoparticle antigen is being evaluated in poultry and cattle trials by multiple partners, underscoring the platform’s scalability for animal health applications.

Human Health

●

In collaboration with ViroVax, LLC, the Company co-developed a C1-produced ferritin nanoparticle Mpox antigen that can be manufactured rapidly, cost-effectively, and at flexible scales. Preclinical studies for Mpox vaccine candidate developed in collaboration with ViroVax LLC are scheduled to begin in Q4 2024.

●

The Company is advancing its human health collaborations with partnerships with two top ten pharmaceutical companies and a leading biotech, having successfully expressed an antibody targeting digestive health and antigens for HIV, HPV, RSV, and other respiratory viruses.

●

Third party collaborator(s) reported data demonstrating all three infectious disease mAbs expressed from C1-cells showed virtual identical neutralizing and binding activity to traditionally produced CHO mAbs.

●

The Company submitted multiple applications for grant funding from leading Non-Governmental Organization in collaboration with Fondazione Biotecnopolo di Siena and other partners for a variety of vaccine antigens.

●	C1- produced H5 Clade 2.3.3.4.b A/Astrakhan recombinant ferritin nanoparticle sample provided to a prospective partner for development of potential H5 avian influenza ‘Bird Flu’ diagnostic kit.

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

Stock-Based Compensation

We have granted stock options to employees, directors, and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to the CEO (i.e., 5 or 10 years) and certain contractors (i.e., 2 or 5 years). The expected stock price volatility was calculated based on the Company’s own volatility since the DuPont Transaction. The Company reviews its volatility assumption on an annual basis and has used the Company’s historical volatilities since 2016, as the DuPont Transaction resulted in significant changes in the Company’s business and capital structure.

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

The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company currently is not subject to U.S. federal, state, and local tax examinations by tax authorities for the years before 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to the Same Periods in 2023

Revenue and Cost of Research and Development Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development revenue	$532,500	$352,942	$1,253,013	$2,079,918
License revenue	1,425,000	44,118	1,425,000	132,353
Cost of research and development revenue	395,894	105,869	841,805	1,625,731

For the three months ended September 30, 2024, the increase in research and development revenue and cost of research and development revenue was due to the increasing numbers of collaborations conducted in 2024. The Company’s revenue was generated from eleven collaborations compared to seven collaborations for the same period a year ago. For the nine months ended September 30, 2024, the decrease in research and development revenue and cost of research and development revenue was due to the winding down of several large research collaborations conducted in 2023. For the nine months ended September 30, 2024, the Company’s revenue was generated from nineteen collaborations compared to twenty collaborations for the same period a year ago.

The license revenue for the three and nine months ended September 30, 2024, was related to the licensing fee from the Proliant agreement of $1.0 million, and a success fee payment from the Inzyme agreement of $425,000. The license revenue for the three and nine months ended September 30, 2023, was related to the Janssen license agreement, which was completed in December 2023.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended September 30, 2024, decreased to $460,000 compared to $716,000 for the same period a year ago. The decrease reflected the winding down of activities related to the Company’s Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate as patient dosing was completed in February 2023, and a decrease in the amount of ongoing internal research projects.

Research and development expenses for the nine months ended September 30, 2024, decreased to $1,499,000 compared to $2,444,000 for the same period a year ago. The decrease reflected the winding down of activities related to the Company’s Phase 1 clinical trial of DYAI-100 COVID-19 vaccine candidate as patient dosing was completed in February 2023 and a decrease in the amount of ongoing internal research projects.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024, increased by 1.2% to $1,298,000 compared to $1,282,000 for the same period a year ago. The increase reflected increases in business development and investor relations expenses of $52,000, and other increases of $24,000, offset by decreases in management incentives of $38,000, and accounting and legal expenses of $22,000.

General and administrative expenses for the nine months ended September 30, 2024, increased by 12.7% to $4,694,000 compared to $4,165,000 for the same period a year ago. The increase reflected increases in business development and investor relations expenses of $241,000, share-based compensation expenses of $90,000, accounting expenses of $82,000, legal expenses of $63,000, and other increases of $92,000, offset by decrease in insurance expenses of $39,000.

Loss from Operations

Loss from operations for the three months ended September 30, 2024 , decreased to $ 203,000  compared to $ 1,720,000  for the same period a year ago. The decrease in loss from operations was largely due to the licensing revenue of $1.0 million from Proliant and success fees of $425,000 from Inzyme.

Loss from operations for the nine months ended September 30, 2024 , decreased to $ 4,371,000 , compared to $ 6,061,000 for the same period a year ago. The decrease in loss from operations was largely due to the licensing revenue of $1.0 million from Proliant and success fees of $425,000 from Inzyme.

Other Income (Expenses), Net

For the three months ended September 30, 2024, total other income (expenses), net, was an expense of $1,000 compared to an income of $106,000 for the same period a year ago. The decrease in other income was due to interest expenses related to the Convertible Notes in 2024.

For the nine months ended September 30, 2024, total other income (expenses), net, was $112,000 compared to $1,337,000 for the same period a year ago. The decrease in other income was largely due to the gain on sale of the Company’s equity interest in Alphazyme, LLC of $1,018,000 in 2023, and interest expenses of $302,000 related to the Convertible Notes in 2024.

Net Loss

Net loss for the three months ended September 30, 2024, was $203,000 compared to $1,614,000 for the same period a year ago. The decrease in net loss was largely due to the licensing revenue of $1.0 million from Proliant and success fees of $425,000 from Inzyme recognized in the third quarter 2024, in addition to increase in research and development revenue of $180,000, partially offset by interest expense, net of interest income of $107,000.

Net loss for the nine months ended September 30, 2024, was $4,258,000 compared to $4,724,000 for the same period a year ago. The decrease in loss from operations was largely due to the licensing revenue of $1.0 million from Proliant and success fees of $425,000 from Inzyme recognized in the third quarter of 2024, offset by the gain on sale of the Company’s equity interest in Alphazyme LLC of $1,018,000 in 2023 and decrease in research and development expenses of $946,000, partially offset by increases in general and administrative expenses of $529,000 and interest expenses of $302,000.

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

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, (collectively, the “Purchasers”). The net proceeds from the sale of the Convertible Notes, after deducting offering expenses, were $5,824,000. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes. This private placement funding is expected to support our near-term revenue growth and accelerate our strategic objective of commercialization opportunities for pharmaceutical and non-pharmaceutical applications.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes.

The Convertible Notes can be converted into shares of Dyadic’s Class A common stock (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date. On October 4, 2024, the Company entered into an amendment (the “Amendment”) to the Convertible Notes. Pursuant to the Amendment, (i) the conversion price upon which the Convertible Notes will be convertible into shares of the Company’s common stock is $1.40 per share of common stock, and (ii) the Redemption Date (as defined in the Amendment) will fall on any of the 26, 29 and 32-month anniversaries of the original issue date of the Convertible Notes.

As of September 30, 2024, $600,000 of the Convertible Notes were converted into 335,195 shares of Common Stock. For more information regarding the Convertible Notes, including the covenants related thereto see Note 4 to the Consolidated Financial Statements.

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

As of September 30, 2024, cash and cash equivalents were $5.9 million compared to $6.5 million as of December 31, 2023. The carrying value of investment grade securities, including accrued interest as of September 30, 2024, was $4.0 million compared to $0.8 million as of December 31, 2023.

Net cash used in operating activities for the nine months ended September 30, 2024 was $3.3 million, which was principally attributable to a net loss of $4.3 million, partially offset by changes in operating assets and liabilities of $0.2 million and share-based compensation expenses of $0.9 million.

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

Net cash used in investing activities for the nine months ended September 30, 2024 was $3.1 million, compared to a net cash provided by investing activities of $7.4 million for the nine months ended September 30, 2023. The decrease in net cash used in investing activities was attributable to additional purchases of investment securities of $3.7 million, decreases in proceeds received from maturities of investment securities of $5.6 million, and proceeds from the sale of investment in Alphazyme of $1.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $5.8 million, which was related to net proceeds from issuance of convertible notes. For the nine months ended September 30, 2023, there were no cash flows from financing activities.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)    None.

(b)    None.

(c)    On  September 4, 2024, our Chief Operating Officer Joseph Hazelton adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Such trading arrangement includes the potential sale of up to 81,270 shares of our common stock and expires on June 10, 2025, unless earlier terminated in accordance with the provisions of the arrangement.

Except as described above, during the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2	Third Amended and Restated Bylaws dated March 28, 2023	8-K	3.1	March 29, 2023
4.1	Amendment to Form of Senior Secured Convertible Promissory Note due March 8, 2027	8-K	4.1	October 8, 2024
10.1	Employment Agreement dated November 8, 2024, between Dyadic International, Inc. and Ping Rawson (1)	8-K	10.1	November 12, 2024
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Identifies a management contract or compensatory plan or arrangement.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

November 12, 2024	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2024	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)