Form 10-Q
period 2025-03-31
DYADIC INTERNATIONAL INC
filed 2025-05-14
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of May 13, 2025 was 30,090,661.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, particularly under Item 2 “Management’s Discussion and Analysis.” All statements other than statements of historical fact are forward‑looking. Examples of forward-looking statements include, but are not limited to, statements regarding industry prospects, future business, future results of operations or financial condition, future liquidity and capital resources, our ability to implement our agreements with third parties, management strategies, and our competitive position. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Dyadic International, Inc., and its subsidiaries caution readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance.

 Forward-looking statements involve many risks, uncertainties, or other factors beyond Dyadic’s control. These factors include, but are not limited to (i) our history of net losses; (ii) market and regulatory acceptance of our microbial protein production platforms and other technologies; (iii) failure to commercialize our microbial protein production platforms or our other technologies; (iv) competition, including from alternative technologies; (v) the results of nonclinical studies and clinical trials; (vi) our capital needs; (vii) changes in global economic and financial conditions; (viii) our reliance on information technology; (ix) our dependence on third parties; (x) government regulations and environmental, social and governance issues; (x) intellectual property risks and (xi) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025 (the “Annual Report”). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Quarterly Report are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,064,941	$6,506,750
Short-term investment securities	2,284,472	2,756,577
Interest receivable	23,213	24,248
Accounts receivable	221,719	237,027
Prepaid expenses and other current assets	210,867	303,066
Total current assets	7,805,212	9,827,668

Non-current assets:
Operating lease right-of-use asset, net	79,229	92,211
Other assets	10,437	10,396
Total assets	$7,894,878	$9,930,275

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$448,390	$482,320
Accrued expenses	690,859	970,462
Deferred research and development obligations	665,216	833,813
Operating lease liability, current portion	55,895	54,249
Accrued interest	80,000	80,000
Accrued interest- related party	21,800	27,173
Total current liabilities	1,962,160	2,448,017

Non-current liabilities:
Convertible notes, net of issuance costs	3,920,714	3,911,471
Convertible notes, net of issuance costs - related party	1,068,395	1,065,876
Operating lease liability, net of current portion	19,998	34,621
Total liabilities	6,971,267	7,459,985

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 42,367,748 and 42,089,301, outstanding shares - 30,090,661 and 29,835,799 as of March 31, 2025, and December 31, 2024, respectively	42,368	42,090
Additional paid-in capital	107,925,217	107,444,595
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(88,114,059)	(86,086,480)
Total stockholders’ equity	923,611	2,470,290
Total liabilities and stockholders’ equity	$7,894,878	$9,930,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Research and development revenue	$183,100	$334,617
Grant revenue	210,472	—
Total revenue	393,572	334,617

Costs and expenses:
Costs of research and development revenue	126,480	143,955
Costs of grant revenue	171,178	—
Research and development	494,979	522,723
General and administrative	1,596,338	1,788,594
Foreign currency exchange loss	7,072	4,903
Total costs and expenses	2,396,047	2,460,175

Loss from operations	(2,002,475)	(2,125,558)

Other income (expense):
Interest income	88,458	87,443
Gain on sale of Alphazyme	—	60,977
Interest expense	(89,243)	(21,639)
Interest expense - related party	(24,319)	(10,819)
Total other income (expense), net	(25,104)	115,962

Net loss	$(2,027,579)	$(2,009,596)

Basic and diluted net loss per common share	$(0.07)	$(0.07)

Basic and diluted weighted-average common shares outstanding	29,886,665	28,828,282

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2025	42,089,301	$42,090	(12,253,502)	$(18,929,915)	$107,444,595	$(86,086,480)	$2,470,290
Stock-based compensation expense	—	—	—	—	225,030	—	225,030
Issuance of common stock upon vesting of restricted stock units	250,964	251	—	—	231,370	—	231,621
Issuance of common stock upon exercise of stock options	27,483	27	—	—	24,222	—	24,249
Net loss	—	—	—	—	—	(2,027,579)	(2,027,579)
March 31, 2025	42,367,748	$42,368	(12,253,502)	$(18,929,915)	$107,925,217	$(88,114,059)	$923,611

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2024	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$105,044,756	$(80,277,321)	$5,878,585
Stock-based compensation expense	—	—	—	—	306,478	—	306,478
Issuance of common stock upon vesting of restricted stock units	375,753	376	—	—	339,959	—	340,335
Net loss	—	—	—	—	—	(2,009,596)	(2,009,596)
March 31, 2024	41,440,316	$41,441	(12,253,502)	$(18,929,915)	$105,691,193	$(82,286,917)	$4,515,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,027,579)	$(2,009,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	225,030	306,478
Amortization of held-to-maturity securities, net	(9,999)	(3,828)
Amortization of debt issuance costs	11,762	3,125
Gain from the sale of investment in Alphazyme	—	(60,977)
Foreign currency exchange loss (gain), net	7,072	4,903
Changes in operating assets and liabilities:
Interest receivable	1,035	(5,144)
Accounts receivable	15,278	216,383
Prepaid expenses and other current assets	92,202	85,657
Operating lease assets and liabilities	5	436
Accounts payable	(42,585)	5,201
Accrued expenses	(47,982)	271,144
Accrued interest	—	19,556
Accrued interest - related party	(5,373)	9,778
Deferred research and development obligation	(168,597)	43,905
Net cash used in operating activities	(1,949,731)	(1,112,979)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(1,458,896)	(1,615,884)
Proceeds from maturities of investment securities	1,941,000	900,000
Proceeds from the sale of investment in Alphazyme	—	60,977
Net cash provided by (used in) investing activities	482,104	(654,907)

Cash flows from financing activities
Proceeds from exercise of stock	24,249	—
Proceeds from issuance of convertible notes, net of issuance costs	—	3,882,884
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	1,941,442
Net cash provided by financing activities	24,249	5,824,326
Effect of exchange rate changes on cash	1,569	(1,654)
Net (decrease) increase in cash and cash equivalents	(1,441,809)	4,054,786
Cash and cash equivalents at beginning of period	6,506,750	6,515,028
Cash and cash equivalents at end of period	$5,064,941	$10,569,814

Supplemental cash flow information
Vesting of restricted stock units	$231,621	$340,335
Cash paid for interest	$107,173	$—

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

After the DuPont Transaction, the Company has directed its efforts towards advancing the C1 platform to address the increasing global demand for the development and manufacturing of prophylactic and therapeutic biopharmaceuticals for human and animal health. The Company’s biopharmaceutical development efforts have been centered on enhancing the capability of the C1 platform to produce stable, properly folded, and functional proteins for pharmaceutical applications, including vaccines and monoclonal antibodies. In addition to improving the quality and productivity of the C1 platform, the Company has sought to validate its platform for human use through a series of fully funded biopharmaceutical projects, extensive animal studies utilizing C1-produced proteins, and, in 2024, the successful completion of a Phase 1 first-in-human study for a vaccine antigen produced using C1, which demonstrated its safety for human applications.

Recognizing the longer development timelines, clinical testing, and regulatory requirements associated with human and animal pharmaceutical products, the Company has refined its core business strategy to expand into functional recombinant (non-animal derived) solutions for non-pharmaceutical applications in research, nutrition, and industrial markets. To address these opportunities, the Company has developed and launched the Dapibus™ Protein Production Platform (“Dapibus™”), which supports various applications within the functional recombinant protein and enzyme field, namely in Life Sciences, Bioactives & Ingredients, and Bioindustrial applications. Given the reduced developmental costs, shorter timelines, and fewer regulatory requirements associated with functional recombinant solutions, Dapibus™ has enabled the Company to generate near- term recurring revenue while continuing to build long-term value through C1 for pharmaceutical applications. The Company anticipates achieving commercialization of certain functional recombinant products in 2025 through a combination of existing collaborations and internal manufacturing efforts.

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

During the year ended December 31, 2024, $910,000 of the Convertible Notes were converted into 556,623 shares of Common Stock. For more information regarding the Convertible Notes, including the covenants related thereto, see Note 4 to the Consolidated Financial Statements.

On May 1, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Form of Senior Secured Convertible Promissory Note due March 8, 2027 (the “Convertible Notes”) with a majority of the current holders of the Convertible Notes. Pursuant to the Second Amendment, the Redemption Date (as defined in the Second Amendment) now will fall on December 1, 2026.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of March 31, 2025.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation relating to a grant in the amount of $3,092,136 awarded from the Gates Foundation for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”).

On March 20, 2025, the Company received a funding award from Coalition for Epidemic Preparedness (“CEPI”) to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant funding.

As of March 31, 2025, the Company had $5,064,941 cash and $2,307,685 short-term investment securities (including accrued interest) totaling $7,349,413. The Company expects its existing cash, cash equivalents and its investment securities will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2024, included in our Annual Report.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The CODM is the Company's senior management team that includes the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The Company views its operations as and manages its business in one operating segment, which is the business of developing and commercializing synthetic protein products using the Company’s proprietary microbial platforms, including C1 and Dapibus™. Segment information is further described in Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

For the three months ended  March 31, 2025 and 2024, the Company’s revenue was generated from seven and ten customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the three months ended  March 31, 2025 and 2024, four significant customers accounted for $350,000 or 89.0% and $225,000 or 67.2% of revenue, respectively.

As of  March 31, 2025 and  December 31, 2024, accounts receivable was from ten and four customers, of which, four customers accounted for $191,000 or 86.0% and $146,000 or 61.5% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended  March 31, 2025 and 2024, the Company had one and eight customers outside of the United States (i.e., European customers) that accounted for $48,000 or 65.8% and $274,000 or 81.8% of revenue, respectively.

As of  March 31, 2025 and December 31, 2024, the Company had two and four customers outside of the United States (i.e., European customers) that accounted for $39,000 or 17.3% and $146,000 or 61.5% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended  March 31, 2025 and 2024, two and three CROs accounted for $483,000 or 77.9% and $359,000 or 81.4% of total research services we purchased, respectively. As of March 31, 2025 and December 31, 2024, two CROs accounted for $184,000 or 40.9% and $284,000 or 58.9% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of  March 31, 2025 and December 31, 2024, all of our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of  March 31, 2025, and  December 31, 2024, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of  March 31, 2025, and  December 31, 2024.

Accounts receivable consist of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Billed receivable	$173,524	$173,993
Unbilled receivable	48,195	63,034
	$221,719	$237,027

Accounts Payable

Accounts payable consist of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Research and development expenses	$223,573	$340,698
Legal expenses	45,380	68,420
Other	179,437	73,202
	$448,390	$482,320

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Employee wages and benefits	$225,453	$496,906
Research and development expenses	385,393	437,196
Legal expenses	60,000	25,000
Other	20,013	11,360
	$690,859	$970,462

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

Revenue related to research collaborations and agreements: The Company typically performs research and development services as specified in each respective agreement on a best-efforts basis, and recognizes revenue from research funding under collaboration agreements in accordance with the 5-step process outlined in ASC Topic 606 (“Topic 606”): (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) a locate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when we satisfy a performance obligation by transferring control of the service to a customer in an amount that reflects the consideration that we expect to receive. Depending on how the performance obligation under our license and collaboration agreements is satisfied, we recognize the revenue either at a point in time or over time by using the input method under Topic 606 to measure the progress toward complete satisfaction of a performance obligation.

Under the input method, revenue will be recognized based on the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation. The Company believes that the cost-based input method is the best measure of progress to reflect how the Company transfers its performance obligation to a customer. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs to fulfil the performance obligation. These costs consist primarily of full-time equivalent effort and third-party contract costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

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

Revenue related to grants: The Company receives grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to partially or fully fund the Company’s research collaborations. However, most, if not all, of such grant revenues, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials. Revenue related to grants are presented on a gross basis on the Consolidated Statements of Operations.

Revenue related to sublicensing agreements: If the sublicense to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue a located to the license when technology is transferred to the customer and the customer can use and benefit from the license.

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

Royalties: With respect to licenses deemed to be the predominant item to which the sales-based royalties relate, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or a the royalty has been a located has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its sublicensing arrangements.

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Outside contracted services	$356,256	$388,246
Personnel related costs	121,716	106,327
Facilities, overhead and other	17,007	28,150
	$494,979	$522,723

Foreign Currency Transaction Gain or Loss

The Company and its foreign subsidiary use the U.S. dollar as its functional currency and initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and property and non-monetary assets and liabilities are carried at historical rates.

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

Income Taxes

For the three months ended March 31, 2025, there was no provision for income taxes or unrecognized tax benefits recorded. As of  March 31, 2025 and  December 31, 2024, deferred tax assets were $19.1 million and $17.6 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of  March 31, 2025 and  December 31, 2024.

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

For the three months ended March 31, 2025, a total of 6,401,581 shares of potentially dilutive securities, including 96,984 shares of unvested restrict stock units and options to purchase 6,304,597 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three months ended March 31, 2024, a total of 6,100,857 shares of potentially dilutive securities, including 191,510 shares of unvested restrict stock units and options to purchase 5,909,347 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

New and Recently Adopted Accounting Pronouncements as of  March 31, 2025

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

Note 2:    Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of  March 31, 2025, and  December 31, 2024:

	March 31, 2025 (Unaudited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$1,542,566	$—	$—	$—	$1,542,566
Money Market Funds (2)	1	3,522,375	—	—	—	3,522,375
Subtotal		5,064,941	—	—	—	5,064,941
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	2,284,090	—	—	(382)	2,284,472
Total		$7,349,031	$—	$—	$(382)	$7,349,413

	December 31, 2024 (Audited)
			Allowance	Gross	Gross
	Level		for	Unrealized	Unrealized
	(1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Cash and Cash Equivalents
Cash		$926,287	$—	$—	$—	$926,287
Money Market Funds (2)	1	5,580,463	—	—	—	5,580,463
Subtotal		6,506,750	—	—	—	6,506,750
Short-Term Investment Securities (3)
Corporate Bonds (4)(5)	2	2,756,428	—	—	(149)	2,756,577
Total		$9,263,178	$—	$—	$(149)	$9,263,327

_________________

Notes:

(1) Definition of the three-level fair value hierarchy:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2 - Other inputs that are directly or indirectly observable in the markets
•	Level 3 - Inputs that are generally unobservable

(2) All our money market funds were invested in U.S. Government money market funds.

(3) Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(4) For the three months ended  March 31, 2025 and 2024, the Company received discounts of $6,104 and $1,547 to purchase held-to-maturity investment securities, respectively. For the year ended  December 31, 2024, the Company received discounts of $78,770 to purchase held-to-maturity investment securities.

(5) The Company considers the decline in market value of its investment portfolio to be temporary in nature. As of  March 31, 2025 and December 31, 2024, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

Note 3:    Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

Gates Foundation Grant

In November 2024, Gates Foundation (the “Gates Foundation”) awarded the Company a grant in the amount of $3,092,136 for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”).

In December 2024, the Company received approximately $0.8 million of the Gates Foundation Grant, and the remaining award will be received later in 2025 and 2026 in the amounts of approximately $1.5 million and $0.7 million, respectively, subject to potential modifications of timing and amounts. For the three months ended March 31, 2025, the Company has recognized $176,000 grant revenue and $143,000 in cost of grant revenue, in connection with the Gates Foundation Grant.

Coalition for Epidemic Preparedness Innovations (CEPI) Grant

On March 20, 2025, the Company received a funding award from CEPI to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant funding. For the three months ended March 31, 2025, the Company has recognized $34,000 in grant revenue and $28,000 in cost of grant revenue, in connection with the CEPI Grant.

Proliant

On  June 27, 2024, the Company entered into a License and Development Agreement (the “Proliant Agreement”) with Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals (“Proliant”), pursuant to which, Proliant will license Dyadic’s proprietary fungal microbial expression and production platforms and microbial strains for the production of recombinant serum albumin, for an initial period of 10 years with an option to extend for an additional 3 years under certain circumstances. Under the terms of the Proliant Agreement, Dyadic has received an initial upfront payment of $500,000 and a second payment of $500,000 upon the completion of the transfer of a Production Strain (as defined in the Proliant Agreement.) for the year ended December 31, 2024. The Company will receive a final payment of $500,000 upon the meeting of a certain productivity threshold. For the three months ended March 31, 2025, the Company did not receive any additional payments under the Proliant Agreement. Upon commencing commercial sales of animal-free recombinant serum albumin products produced pursuant to the Proliant Agreement, the Company will receive royalties based on a certain percentage of the gross margin received by Proliant, as defined in the Proliant Agreement.

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

For the year ended  December 31, 2024, the Company has completed all product research and development services and satisfied all related performance obligations under the Amended Inzymes Agreement, and recognized $890,169 in license revenues, including success fees upon the achievement of target yield of one related product. For the year ended December 31, 2024, the Company also recognized research and development revenues of $25,000 related to the Amended Inzymes Agreement. For the three months ended March 31, 2025 , there was no research and development revenue recognized related to the Inzymes Agreement.

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

For the year ended  December 31, 2024, the Company received a total cash payment of $1.3 million from the sale of its equity interest in Alphazyme, LLC. In the first quarter of 2024, the Company received an additional cash payment of $60,977, which was recorded as gain on sale of Alphazyme in the consolidated statement of operations. There was no revenue recognized related to Alphazyme in 2025.

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

On May 1, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Form of Senior Secured Convertible Promissory Note due March 8, 2027 (the “Convertible Notes”) with a majority of the current holders of the Convertible Notes. Pursuant to the Second Amendment, the Redemption Date (as defined in the Second Amendment) now will fall on December 1, 2026.

The Company assessed the Amendment and Second Amendment for a debt extinguishment or modification in accordance with ASC 470-50. As both the change in the present value of future cash flows of the modified Convertible Notes to that of the original Convertible Notes (including callable features) and the change in fair value of the embedded conversion option to that of the carrying value of the Convertible Notes immediately before modification resulted in a less than 10% change, neither Amendments was deemed substantial and they are regarded as a note modifications. The Company did not incur any gain or loss relating to the modifications and any incremental costs related to the Amendments were expensed.

For the three months ended March 31, 2025, $107,173 of interest was paid and debt issuance costs of $11,762 were amortized and recorded in interest expense in the consolidated statements of operations. As of March 31, 2025, the accrued interest on the Convertible Notes to related parties and other third parties were $21,800 and $80,000, respectively. As of March 31, 2025, accumulated amortized debt issuance costs are $48,138. For the three months ended  March 31, 2024, there were no payments of interest made and debt issuance costs of $4,000 were amortized and recorded in interest expenses on the consolidated statements of operations. As of  March 31, 2024, accumulated amortized debt issuance costs are $3,125.

During the year ended December 31, 2024, $910,000 of the Convertible Notes were converted into 556,623 shares of the Company’s common stock. As of March 31, 2025, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Francisco Trust dated 2/28/1996 (1)	03/08/24	03/08/27	8%	$1,000,000	$—	$—	$1,000,000
Bradley Emalfarb (2)	03/08/24	03/08/27	8%	500,000	—	(500,000)	-
Bradley Scott Emalfarb Irrevocable Trust (2)	03/08/24	03/08/27	8%	410,000	—	(410,000)	-
Emalfarb Descendent Trust (3)	03/08/24	03/08/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$2,000,000	$—	$(910,000)	1,090,000
Unamortized Debt Issuance Costs - Related Party							(21,605)
Net Carrying Amount							$1,068,395

Convertible Notes - Third Party	03/08/24	03/08/27	8%	$4,000,000	$—	$—	4,000,000
Unamortized Debt Issuance Costs - Third Party							(79,286)
Net Carrying Amount							$3,920,714

_________________

Notes:

(1) Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our President and Chief Executive Officer, is the Trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The amount of accrued interest as of March 31, 2025, is $20,000.

(2) Mark A. Emalfarb, our President and Chief Executive Officer, is the Trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In 2024, $500,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 294,891 shares of the Company’s common stock and $410,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 261,732 shares of the Company’s common stock. As of March 31, 2025, there is no accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust.

(3) Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our President and Chief Executive Officer, are co-trustees of the Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Descendant Trust. The amount of accrued interest as of  March 31, 2025, is $1,800.

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

VTT Research Contract

On  January 31, 2024, the Company entered into a Third Amendment to the commission contract concerning VTT Technical Research Centre of Finland Ltd. (“VTT”) to develop Dyadic’s C1 fungal expression system for therapeutic protein production (the “Third Amendment”). The original contract was entered on  June 28, 2019, and subsequently amended by the First Amendment on  June 21, 2022, and the Second Amendment on  September 9, 2022. Under the terms of the Third Amendment, the contract duration was extended to  January 31, 2025, and Dyadic has paid VTT a total of EUR €186,000 to continue developing Dyadic’s C1-cell protein production platform for therapeutic protein production, including our C1 host system. Dyadic has the right to terminate the contract with 90 days’ notice. As of March 31, 2025, the Company has completed its obligation under the Third Amendment.

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

As of  March 31, 2025, the Company had 6,304,597 stock options outstanding and 96,984 unvested restricted stock units in addition to 1,255,606 shares of common stock available for grant under the 2021 Plan. As of  December 31, 2024, the Company had 5,788,597 stock options outstanding and 117,925 unvested restricted stock units in addition to 2,056,629 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the three months ended March 31, 2025, are as follows:

Risk-Free interest rate	4.20% - 4.43%
Expected dividend yield	—%
Expected stock price volatility	65.4%
Expected life of options (in years)	0.83-6.25

The following table summarizes the stock option activities for the three months ended March 31, 2025:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2024	5,788,597	$2.97	5.34	$655,578
Granted (1)	673,500	1.74
Exercised (2)	(55,000)	1.17
Canceled (3)	(102,500)	3.47
Outstanding at March 31, 2025	6,304,597	$2.85	5.53	$—

Exercisable at March 31, 2025	5,055,247	$3.09	4.71	$—

_________________

Notes:

(1) Represents the following options granted:

•

Annual share-based compensation awards on January 2, 2025, with an exercise price of $1.74, including: (a) 356,500 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 277,500 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 19,500 stock options granted to employees, vesting annually in equal installments over four years, and (d) 20,000 stock options granted to a consultant, vesting upon one year anniversary.

(2) Repre sents the following options exercised:
(a) 25,000 stock options with an exercise price of $0.97 per share exercised by a board member (b) 30,000 stock options with an exercise price of $1.33 per share exercised by a board member.

(3) Represents the following options canceled:

(a) 27,500 stock options with an exercise price of $1.75 per share granted to a consultant and (b) 75,000 stock option with an exercise price of $4.10 per share granted to key personnel.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity for the three months ended March 31, 2025:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	117,925	$1.59
Granted (1)	230,023	1.74
Vested (2)	(250,964)	1.67
Outstanding at March 31, 2025	96,984	$1.74

_________________

Notes:

(1)	On January 2, 2025, the Company granted 96,984 restricted stock units, vesting upon one year anniversary, to the Board of Directors as a result of reduction in director cash compensation of 2025, and an aggregate of 133,039 restricted stock units, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2024.
(2)	Represents 133,039 RSUs granted to executives and key personnel, and 117,925 RSUs granted to the Board of Directors.

Compensation Expenses

We recognize all share-based payments to employees and our Board of Directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the three months ended March 31, 2025, there were forfeitures of $16,880.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2025	2024
General and administrative	$207,996	$294,034
Research and development	17,034	12,444
Total	$225,030	$306,478

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three Months Ended March 31,
	2025	2024
Share based compensation expense - stock option	$177,294	$190,269
Share based compensation expense - restricted stock units	47,736	116,209
Total	$225,030	$306,478

Note 7:    Shareholders’ Equity

Issuances of Common Stock

For the three months ended March 31, 2025, there were 227,379 shares from the vesting of restricted stock units with a weighted average issue price of $1.67 per share and 27,483 shares from the exercise of stock options. For the three months ended March 31, 2024, there were 375,753 shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.50 per share.

Treasury Stock

As of March 31, 2025, there were 12,253,502 shares of common stock held in treasury, at a cost of $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8:     Segment

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing and commercializing synthetic protein products using the Company’s proprietary microbial platforms, including C1 and DapibusTM. The Company's chief operating decision maker, or CODM, is the Company's senior management team that includes the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company operates in the U.S. and Europe. All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see Note 1, Concentration. Long-lived assets primarily consist of operating lease right-of-use assets.

The CODM uses consolidated net loss to evaluate the Company's spending and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing the performance of segment and in establishing resource allocation across the organization. Factors used in determining the reportable segment include the nature of the Company's operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 1 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The CODM reviews cash, cash equivalents and investment securities as a measure of segment assets. As of  March 31, 2025 and December 31, 2024, the Company’s cash, cash equivalents and investment securities were $7.3 million and $9.3 million, respectively.

The following table presents information about segment revenue, significant segment expenses and segment operating loss for the three months ended  March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total revenues	$393,572	$334,617
Total cost of revenues	297,658	143,955

Research and development expenses:
Outside contracted services	356,256	388,246
Personnel related costs	104,682	93,883
Facilities, overhead, and other	17,007	28,150
General and administrative expenses:	-
Compensation and related expenses	632,522	666,480
Business consulting expenses	181,227	206,372
Legal and professional services	331,097	365,159
Other G&A expenses	243,496	256,798
Share-based compensation expenses	225,030	306,479
Foreign currency exchange loss	7,072	4,903
Other Income (expenses), net	25,104	(115,962)
Net loss	$(2,027,579)	$(2,009,846)

Note 9:    Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through May 14, 2025, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

After the DuPont Transaction, the Company has directed its efforts toward advancing the C1 platform to address the increasing global demand for the development and manufacturing of prophylactic and therapeutic biopharmaceuticals for human and animal health. The Company’s biopharmaceutical development efforts have been centered on enhancing the capability of the C1 platform to produce stable, properly folded, and functional proteins for pharmaceutical applications, including vaccines and monoclonal antibodies. In addition to improving the quality and productivity of the C1 platform, the Company has sought to validate its platform for human use through a series of fully funded biopharmaceutical projects, extensive animal studies utilizing C1-produced proteins, and, in 2024, the successful completion of a Phase 1 first-in-human study for a vaccine antigen produced using C1, which demonstrated its safety for human applications.

Recognizing the longer development timelines, clinical testing, and regulatory requirements associated with human and animal pharmaceutical products, the Company has refined its core business strategy to expand into functional recombinant (non-animal derived) solutions for non-pharmaceutical applications in research, nutrition, and industrial markets. To address these opportunities, the Company has developed and launched the Dapibus™ Protein Production Platform (“Dapibus™”), which supports various applications within the functional recombinant protein and enzyme field, namely in Life Sciences, Bioactives & Ingredients, and Bioindustrial applications. Given the reduced developmental costs, shorter timelines, and fewer regulatory requirements associated with functional recombinant solutions, Dapibus™ has enabled the Company to generate near- term recurring revenue while continuing to build long-term value through C1 for pharmaceutical applications. The Company anticipates achieving commercialization of certain functional recombinant products in 2025 through a combination of existing collaborations and internal manufacturing efforts.

 Recent Developments

Product Commercialization Targets

●	Non-Animal Cell Culture Media
●

Human Serum Albumin: In partnership with Proliant Health and Biologicals(“Proliant”), Dyadic is progressing toward an expected commercial launch in Q3 2025 for use in research, diagnostics, and cell culture media. Additionally, Dyadic anticipates achieving a third milestone payment in Q2 2025 related to productivity improvements and future revenue sharing payments for commercial sales.

●

Transferrin: In an initial cell proliferation study, Dyadic’s recombinant transferrin demonstrated comparable performance to a recombinant reference standard in growing animal muscle cells.   Protein characterization testing has been initiated to support its potential as a high-quality, cost-effective non-animal alternative for research and commercial bioprocessing applications. Dyadic is actively engaging partners and providing samples of its recombinant transferrin, an animal-free alternative to serum-derived transferrin for use in cell culture media, diagnostic, research, and biopharmaceutical applications.

●

Growth Factors: As a critical driver of cell growth and proliferation, recombinant FGF plays an essential role in biomanufacturing, regenerative medicine, and cell- based therapies, particularly in serum-free and chemically defined cell culture media. Initial cell proliferation studies have demonstrated that Dyadic’s recombinant FGF products exhibit comparable performance to reference standard recombinant FGF for growing animal muscle cells. In addition to further characterization and validation efforts, sampling initiatives are expected to begin in Q2 2025.

●	Non-animal Dairy Applications
●

Alpha-Lactalbumin: Dyadic initiated protein characterization testing to support the use of its recombinant alpha-lactalbumin, a key whey protein, in research, biochemical analyses, and nutrition. Sampling efforts have increased to accelerate collaboration and commercialization opportunities for its highly productive recombinant alpha-lactalbumin cell line use in non-pharmaceutical applications such as research-grade material and food.

●

Human lactoferrin: Dyadic has successfully developed a cell line to produce stable human lactoferrin protein for use in research and pharmaceutical applications as potential antimicrobial, anti-inflammatory, and immune-supportive products. Ongoing optimization and characterization efforts are underway, and the Company expects to begin sampling efforts in late 2025.

●

Dairy Enzymes: In addition to receiving a productivity milestone payment in 2024 for a recombinant dairy enzyme, scale up and commercialization efforts are ongoing with an anticipated launch in late 2025. Additional dairy enzymes are in development under the license agreement entered into in 2023 to commercialize certain non-animal derived dairy enzymes.

●	Reagent Proteins & DNA/RNA Enzymes
●

DNase1 (RNase-free): Dyadic’s DNASe-1 product designed for use in molecular diagnostics, biopharma, and other industries is progressing toward commercial availability. In addition to increased sampling and ongoing licensing discussions, Dyadic has partnered with an EU-based Contract Development and Manufacturing Organization (“CDMO”) to validate the production process for DNase1 (RNase-Free) and the initial manufacture of research-grade material for purchase.

●

Expanded Nucleic Acid Enzymes Portfolio: Dyadic is developing and validating prototypes for four additional enzymes, including RNase Inhibitors and T7 RNA Polymerase, to support the growing demand for DNA/RNA manipulation tools. Development and optimization are ongoing with results expected by the end of 2025.

●	Bio Industrial Products
●

In May 2024, Fermbox Bio (“Fermbox”), announced the launch of EN3ZYME, an enzyme cocktail designed to enhance both the efficiency and cost- effectiveness of transforming pre-treated Agri-based residues into fermentable, cellulosic sugars produced using Dyadic’s Dapibus™ expression platform. In 1Q 2025, Fermbox received an initial large purchase order with initial enzyme delivery expected within the coming months.

C1 Platform Development Vaccines & Antibodies

●

On March 20, 2025, the Company announced that Dyadic’s C1 platform is being advanced through a $4.5 million Coalition for Epidemic Preparedness (CEPI) grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant funding.

●

In January, 2025, in collaboration with the Gates Foundation, Dyadic initiated a $3 million project focused on developing low-cost monoclonal antibodies for malaria and respiratory syncytial virus (RSV) using its C1 expression platform. The program aims to demonstrate the feasibility of using C1 to produce high-yield, functional antibodies more efficiently than traditional systems. Initial data from the project is promising, supporting the potential of C1 to enable broader and more affordable access to life-saving antibody therapies in low- and middle-income countries.

●

Dyadic will participate in the inaugural European Vaccines Hub for Pandemic Readiness (EVH) meeting on May 22–23, 2025. Led by Dr. Rino Rappuoli, Scientific Director of Fondazione Biotecnopolo di Siena, the EVH aims to establish a centralized EU hub for vaccine innovation, integrating R&D, clinical trials, and scalable manufacturing. Backed by approximately €100 million in EU funding over four years, the initiative brings together leading public and private developers. Dyadic’s C1 microbial expression technology is expected to be among the platform technologies evaluated, highlighting its potential to accelerate development and reducing the cost of manufacturing vaccines and antibodies at scale.

●

On March 23, 2025, CEPI announced a grant of  $2.6 million to Uvax Bio.  A portion of this funding will support the development of a MERS vaccine and research to assess capability of the C1 platform to speed vaccine production and lowering manufacturing costs.

Animal and Human Health

●	Livestock Applications:
o	Dyadic expanded its partnership with Phibro Animal Health/Abic to develop vaccines and treatments for livestock animals.
o	Poultry: Early trials show the generation of neutralizing antibody responses, supporting potential for vaccine and diagnostic use.

●	Vaccines and Ferritin Nanoparticle Antigens
o	H5 Avian Influenza (“Bird Flu”) Vaccine Candidate (with ViroVax, LLC):
■	A C1-produced ferritin nanoparticle antigen is being evaluated for diagnostics and vaccines across poultry, cattle and humans to address the ongoing outbreak.
■	Pre-commercial research is underway to support potential partnerships and licensing.
■	The C1-produced H5-2.3.4.4b A/Astrakhan vaccine candidate has shown early cross-protection against multiple H5 strains.

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

Revenue related to grants: The Company receives grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to fund the Company’s research collaborations partially or fully, including opportunities and projects that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenues, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for vaccines and/or antibodies candidates. Revenue related to grants are presented on a gross basis on the Consolidated Statements of Operations.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to the Same Periods in 2024

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development revenue	$183,100	$334,617
Grant revenue	210,472	—
Costs of research and development revenue	126,480	143,955
Cost of grant revenue	171,178	—

For the three months ended March 31, 2025, the decrease in research and development revenue and cost of research and development revenue was due to the decreasing numbers of collaborations conducted in 2025. The Company’s research and development revenue was generated from four collaborations compared to nine collaborations for the same period a year ago. The grant revenue and cost of grant revenue for the three months ended March 31, 2025, was related to the Gates Foundation Grant and CEPI grants. There was no grant revenue for the three months ended March 31, 2024.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended March 31, 2025, decreased to $495,000 compared to $523,000 for the same period a year ago. The decrease was due to a decrease in the number of ongoing internal research projects.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025, decreased by 10.8% to $1,596,000 compared to $1,789,000 for the same period a year ago. The decrease reflected decreases in business development and investor relations expenses of $97,000, in management incentives of $78,000, and accounting and legal expenses of $41,000 and insurance expense of $10,000 offset by other increases of $34,000.

Loss from Operations

Loss from operations for the three months ended March 31, 2025 , decreased to $ 2,002,000  compared to $ 2,126,000  for the same period a year ago. The decrease in loss from operations was largely due to decreases in general and administrative expenses of $193,000, and an increase in research revenue of $59,000, offset by an increase of $154,000 in cost of research revenue.

Other Income (Expenses), Net

For the three months ended March 31, 2025, total other income (expenses), net, was an expense of $25,000 compared to an income of $116,000 for the same period a year ago. The decrease in other income was largely due to a $81,000 increase in interest expenses related to the Convertible Notes and the $61,000 Gain on sale of Alphazyme in 2024.

Net Loss

Net loss for the three months ended March 31, 2025, was $2,028,000 compared to $2,010,000 for the same period a year ago. The increase in net loss was largely due to the decrease $141,000 in other income and $154,000 increase in cost of research revenue, offset by decreases in general and administrative expenses of $193,000, and an increase in research revenue of $59,000.

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

On May 1, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Convertible Notes with a majority of the current holders. Pursuant to the Second Amendment, the Redemption Date (as defined in the Second Amendment) will now fall on December 1, 2026.

During the year ended December 31, 2024, $910,000 of the Convertible Notes were converted into 556,623 shares of Common Stock. For more information regarding the Convertible Notes, including the covenants related thereto, see Note 4 to the Consolidated Financial Statements.

As of March 31, 2025, the Company had $5,064,941 cash and $2,307,685 short-term investment securities (including accrued interest) totaling $7,349,413. The Company expects its existing cash, cash equivalents and its investment securities  will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders

As of March 31, 2025, cash and cash equivalents were $5.1 million compared to $6.5 million as of December 31, 2024. The carrying value of investment grade securities, including accrued interest as of March 31, 2025, was $2.3 million compared to $2.8 million as of December 31, 2024.

Net cash used in operating activities for the three months ended March 31, 2025 was $2.0 million, which was principally attributable to a net loss of $2.0 million, partially offset by changes in operating assets and liabilities of $0.2 million and share-based compensation expenses of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2024 was $1.1 million, which was principally attributable to a net loss of $2.0 million, partially offset by changes in operating assets and liabilities of $0.7 million and share-based compensation expenses of $0.3 million.

Net cash provided by investing activities for the three months ended March 31, 2025 was $0.5 million, compared to a net cash used in investing activities of $0.7 million for the three months ended March 31, 2024. The change in investing activities was attributable to a reduction in purchases of investment securities of $0.2 million, increases in proceeds received from maturities of investment securities of $1.0 million, and proceeds from the sale of investment in Alphazyme in 2024 of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2025 was $24,000, which was related to net proceeds from exercise of stock, compared to the net cash provided by financing activity of $5,824,000 for the three months ended March 31, 2024, which was related to net proceeds from the issuance of convertible notes.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no changes to our risk factors from those disclosed in our Annual Report for the 2024 fiscal year filed on March 26, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)    None.

(b)    None.

(c) For the quarter ended  March 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6.	Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2	Third Amended and Restated Bylaws dated March 28, 2023	8-K	3.1	March 29, 2023
4.1	Second Amendment to Form of Senior Secured Convertible Promissory Note due March 8, 2027	8-K	4.1	May 5, 2025
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Identifies a management contract or compensatory plan or arrangement.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

May 14, 2025	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2025	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)