Form 10-Q
period 2025-06-30
DYADIC INTERNATIONAL INC
filed 2025-08-13
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-32513

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

The number of shares outstanding of the registrant’s Common Stock as of August 12, 2025 was 36,187,798.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, particularly under Item 2 “Management’s Discussion and Analysis.” All statements other than statements of historical fact are forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding industry prospects, future business, future results of operations or financial condition, future liquidity and capital resources, our ability to implement our agreements with third parties, management strategies, and our competitive position. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” “potential,” or “continue” and other similar terms or variations of them or similar terminology. Dyadic International, Inc., and its subsidiaries caution readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance.

Forward-looking statements involve many risks, uncertainties, or other factors beyond Dyadic’s control. These factors include, but are not limited to (i) our history of net losses; (ii) market and regulatory acceptance of our microbial protein production platforms and other technologies; (iii) failure to commercialize our microbial protein production platforms or our other technologies; (iv) competition, including from alternative technologies; (v) the results of nonclinical studies and clinical trials; (vi) our capital needs; (vii) changes in global economic and financial conditions; (viii) our reliance on information technology; (ix) our dependence on third parties; (x) government regulations and environmental, social and governance issues; (x) intellectual property risks; (xi) our ability to comply with the listing standards of the Nasdaq Stock Market LLC; and (xii) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025 (the “Annual Report”). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Quarterly Report are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,140,899	$6,506,750
Short-term investment securities	2,842,419	2,756,577
Restricted cash and cash equivalents, current	1,588,384	—
Interest receivable	34,736	24,248
Accounts receivable	715,317	237,027
Prepaid expenses and other current assets	84,984	303,066
Total current assets	7,406,739	9,827,668

Non-current assets:
Long-term investment securities	409,670	—
Restricted cash and cash equivalents, noncurrent	245,147	—
Operating lease right-of-use asset, net	65,961	92,211
Other assets	10,529	10,396
Total assets	$8,138,046	$9,930,275

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$738,794	$482,320
Accrued expenses	929,850	970,462
Deferred research and development obligations	1,833,531	833,813
Operating lease liability, current portion	57,577	54,249
Accrued interest	80,000	80,000
Accrued interest- related party	21,800	27,173
Total current liabilities	3,661,552	2,448,017

Non-current liabilities:
Convertible notes, net of issuance costs	3,930,170	3,911,471
Convertible notes, net of issuance costs - related party	1,070,971	1,065,876
Operating lease liability, net of current portion	5,054	34,621
Total liabilities	8,667,747	7,459,985

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 42,389,300 and 42,089,301, outstanding shares - 30,135,798 and 29,835,799 as of June 30, 2025, and December 31, 2024, respectively	42,390	42,090
Additional paid-in capital	108,265,657	107,444,595
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(89,907,833)	(86,086,480)
Total stockholders’ equity	(529,701)	2,470,290
Total liabilities and stockholders’ equity	$8,138,046	$9,930,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Research and development revenue	$213,449	$385,896	$396,549	$720,513
Grant revenue	503,181	—	713,653	—
License and milestone revenue	250,000	—	250,000	—
Total revenue	966,630	385,896	1,360,202	720,513

Costs and expenses:
Costs of research and development revenue	148,457	301,956	274,937	445,911
Costs of grant revenue	465,134	—	636,312	—
Research and development	629,379	515,629	1,124,358	1,038,352
General and administrative	1,436,630	1,607,756	3,032,968	3,396,350
Foreign currency exchange loss	16,098	3,146	23,170	8,049
Total costs and expenses	2,695,698	2,428,487	5,091,745	4,888,662

Loss from operations	(1,729,068)	(2,042,591)	(3,731,543)	(4,168,149)

Other income (expense):
Interest income	49,127	138,471	137,585	225,914
Gain on sale of Alphazyme	—	—	—	60,977
Interest expense	(89,456)	(88,634)	(178,699)	(110,273)
Interest expense - related party	(24,377)	(52,469)	(48,696)	(63,288)
Total other income (expense), net	(64,706)	(2,632)	(89,810)	113,330

Net loss	$(1,793,774)	$(2,045,223)	$(3,821,353)	$(4,054,819)

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.13)	$(0.14)

Basic and diluted weighted-average common shares outstanding	30,102,324	29,291,259	30,071,285	29,085,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2025	42,089,301	$42,090	(12,253,502)	$(18,929,915)	$107,444,595	$(86,086,480)	$2,470,290
Stock-based compensation expense	—	—	—	—	225,030	—	225,030
Issuance of common stock upon vesting of restricted stock units	250,964	251	—	—	231,370	—	231,621
Issuance of common stock upon exercise of stock options	27,483	27	—	—	24,222	—	24,249
Net loss	—	—	—	—	—	(2,027,579)	(2,027,579)
March 31, 2025	42,367,748	$42,368	(12,253,502)	$(18,929,915)	$107,925,217	$(88,114,059)	$923,611
Stock-based compensation expense	—	—	—	—	340,462	—	340,462
Issuance of common stock upon vesting of restricted stock units	21,552	22	—	—	(22)	—	—
Net loss	—	—	—	—	—	(1,793,774)	(1,793,774)
June 30, 2025	42,389,300	$42,390	(12,253,502)	$(18,929,915)	$108,265,657	$(89,907,833)	$(529,701)

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2024	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$105,044,756	$(80,277,321)	$5,878,585
Stock-based compensation expense	—	—	—	—	306,478	—	306,478
Issuance of common stock upon vesting of restricted stock units	375,753	376	—	—	339,959	—	340,335
Net loss	—	—	—	—	—	(2,009,596)	(2,009,596)
March 31, 2024	41,440,316	$41,441	(12,253,502)	$(18,929,915)	$105,691,193	$(82,286,917)	$4,515,802
Stock-based compensation expense	—	—	—	—	297,603	—	297,603
Issuance of common stock upon vesting of restricted stock units	61,793	62	—	—	(62)	—	—
Issuance of common stock upon exercise of stock options	5,569	6	—	—	(6)	—	—
Issuance of common stock upon settlement of convertible debt	223,463	223	—	—	399,777	—	400,000
Net loss	—	—	—	—	—	(2,045,223)	(2,045,223)
June 30, 2024	41,731,141	$41,732	(12,253,502)	$(18,929,915)	$106,388,505	$(84,332,140)	$3,168,182

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(3,821,353)	$(4,054,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	565,492	604,081
Amortization of held-to-maturity securities, net	(15,996)	(27,699)
Amortization of debt issuance costs	23,794	26,717
Gain from the sale of investment in Alphazyme	—	(60,977)
Foreign currency exchange loss (gain), net	23,170	8,049
Changes in operating assets and liabilities:
Interest receivable	(10,488)	(18,077)
Accounts receivable	(471,860)	210,725
Prepaid expenses and other current assets	218,050	201,073
Operating lease assets and liabilities	11	870
Accounts payable	224,080	(224,307)
Accrued expenses	191,009	152,800
Accrued interest	—	80,000
Accrued interest - related party	(5,373)	32,000
Deferred research and development obligation	999,718	(7,790)
Net cash used in operating activities	(2,079,746)	(3,077,354)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(4,560,278)	(4,734,528)
Proceeds from maturities of investment securities	4,080,762	1,546,000
Proceeds from the sale of investment in Alphazyme	—	60,977
Net cash used in investing activities	(479,516)	(3,127,551)

Cash flows from financing activities
Proceeds from exercise of stock	24,249	—
Proceeds from issuance of convertible notes, net of issuance costs	—	3,882,884
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	1,941,442
Net cash provided by financing activities	24,249	5,824,326
Effect of exchange rate changes on cash	2,693	(1,051)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(2,532,320)	(381,630)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	6,506,750	6,515,028
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$3,974,430	$6,133,398

Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$2,140,899	$6,133,398
Restricted cash and cash equivalents, current	1,588,384	—
Restricted cash and cash equivalents, noncurrent	245,147	—
Total cash, cash equivalents, and restricted cash and cash equivalents	$3,974,430	$6,133,398

Supplemental cash flow information
Vesting of restricted stock units	$269,100	$439,085
Conversion of convertible notes	$—	$400,000
Cash paid for interest	$208,973	$34,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the U.S. and the Netherlands. We aim to develop and commercialize scalable, non-animal protein production platforms to meet growing global demand across the life sciences, food and nutrition, and bio-industrial markets.

Our proprietary platforms—Dapibus™ and C1—are designed for rapid, cost-effective, and flexible production of high-value proteins, enabling partners to reduce development timelines and manufacturing costs. While Dyadic’s primary focus is on non-therapeutic applications, both platforms retain the capability to produce biologics, such as vaccines and therapeutic proteins, for external partners.

DBA Name Change Update

Effective on August 1, 2025, we are doing business as Dyadic Applied BioSolutions (as previously announced on July 2, 2025). This rebranding initiative marks a strategic transition from a research-driven organization to a commercially focused enterprise. The new name and visual identity better reflect the emphasis on delivering applied biotechnology solutions through our patented and proprietary C1 and Dapibus™ gene expression platforms.

This underscores our focus on commercializing high-value, non-therapeutic proteins in the life sciences, food, nutrition and industrial bioprocessing sectors. These proteins avoid the regulatory complexity and high costs associated with therapeutic biologics, enabling faster time to revenue, broader market reach, and long-term supply agreements. Our recent significant milestones across both food and nutrition as well as fully funded legacy collaborations, such as with the Gates Foundation, underscore our strategic shift to revenue-focused bioprocessing protein platforms from therapeutic and vaccine development.

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

The Company expects to incur losses and have negative net cash flows from operating activities as it continues developing its C1 and Dapibus TM microbial protein production platforms and related products, and as it expands its pipelines and engages in further research and development activities for internal products as well as for its third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval, commercialization, and subsequent revenue generation or through the sublicensing of the Company’s technologies and products, and its ability to raise capital to finance these developmental efforts.

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

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes. The Convertible Notes can be converted into shares of Dyadic’s common stock, par value $0.001 per share (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date.

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

On May 1, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Convertible Notes. Pursuant to the Second Amendment, the Redemption Date (as defined in the Second Amendment) will now fall on December 1, 2026.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of June 30, 2025.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation (the “Gates Foundation”, formerly known as the Bill & Melinda Gates Foundation) relating to a grant in the amount of $3,092,136 awarded from the Gates Foundation for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”). Funds received in advance that have not been spent are recorded as restricted cash and cash equivalents in the Company’s consolidated balance sheets.

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

On July 30, 2025, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, in its capacity as underwriter, relating to the issuance and sale (the “Offering”) of 6,052,000 shares of the Company’s Common Stock. The public offering price in the Offering was $0.95 per share of Common Stock. The closing of the Offering occurred on August 1, 2025. The net proceeds to the Company from the Offering were approximately $5.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing.

The Company expects its existing cash, cash equivalents, restricted cash and cash equivalents and its short term investment securities, totaling approximately $6.9 million as of June 30, 2025, together with the capital raised from the Offering of approximately $5.3 million, will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amount raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s senior management team that includes the Chief Executive Officer, President & Chief Operating Officer, and Chief Financial Officer. The Company views its operations as and manages its business in one operating segment, which is the business of developing and commercializing recombinant protein products using the Company’s proprietary microbial platforms, including C1 and Dapibus™. Segment information is further described in Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

For the three months ended June 30, 2025 and 2024, the Company’s revenue was generated from eight and ten customers, respectively. For the six months ended June 30, 2025 and 2024, the Company’s revenue was generated from ten and thirteen customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the three months ended June 30, 2025 and 2024, three and four significant customers accounted for $794,615 or 58.4% and $284,594 or 73.7% of revenue, respectively. For the six months ended June 30, 2025 and 2024, four and five significant customers accounted for $1,101,653 or 80.9% and $506,379 or 70.3% of revenue, respectively.

As of June 30, 2025 and December 31, 2024, accounts receivable was from seven and nine customers, of which, four and three customers accounted for $658,005 or 92.0% and $158,416 or 66.9% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended June 30, 2025 and 2024, the Company had three and four customers outside of the United States (i.e., European customers) that accounted for $63,560 or 6.6% and $105,932 or 27.5% of revenue, respectively. For the six months ended June 30, 2025 and 2024, the Company had three and seven customers outside of the United States (i.e., European customers) that accounted for $111,893 or 8.2% and $304,001 or 42.2% of revenue, respectively.

As of June 30, 2025 and December 31, 2024, the Company had three and four customers outside of the United States (i.e., European customers) that accounted for $304,548 or 42.6% and $145,603 or 61.5% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended June 30, 2025 and 2024, two CROs accounted for $880,020 or 91.1% and $597,696 or 96.5% of total research services we purchased, respectively. For the six months ended June 30, 2025 and 2024, two CROs accounted for $1,363,447 or 85.9% and $957,040 or 90.2% of total research services we purchased, respectively. As of June 30, 2025 and December 31, 2024, two CROs accounted for $638,908 or 86.5% and $284,166 or 58.9% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, all our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of June 30, 2025, and December 31, 2024, the Company did not have any investment securities classified as trading.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent amounts subject to restrictions under an agreement with the Gates Foundation. These funds may need to be refunded and are limited to use as specified in the agreement. The restriction on these funds lapses as the Company fulfills its obligations under the agreement. Amounts expected to be used within the next twelve (12) months are classified as current.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of June 30, 2025, and December 31, 2024.

Accounts receivable consist of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Billed receivable	$455,152	$173,993
Unbilled receivable	260,165	63,034
	$715,317	$237,027

Accounts Payable

Accounts payable consist of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Research and development expenses	$654,571	$340,698
Legal expenses	—	68,420
Other	84,223	73,202
	$738,794	$482,320

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Employee wages and benefits	$349,187	$496,906
Research and development expenses	452,970	437,196
Legal expenses	110,833	25,000
Other	16,860	11,360
	$929,850	$970,462

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

Revenue Recognition

The Company has no products approved for sale. All our revenue to date has been research revenue from third-party collaborations and grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

Revenue related to research collaborations and agreements: The Company typically performs research and development services as specified in each respective agreement on a best-efforts basis, and recognizes revenue from research funding under collaboration agreements in accordance with the 5-step process outlined in ASC Topic 606 (“Topic 606”): (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) a locate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when we satisfy a performance obligation by transferring control of the service to a customer in an amount that reflects the consideration that we expect to receive. Depending on how the performance obligation under our license and collaboration agreements is satisfied, we recognize the revenue either at a point in time or over time by using the input method under Topic 606 to measure the progress toward complete satisfaction of a performance obligation.

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

A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified, and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

Revenue related to grants: The Company receives grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to partially or fully fund the Company’s research collaborations. However, most, if not all, of such grant revenues, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials. Revenue related to grants is presented on a gross basis on the Consolidated Statements of Operations.

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

Milestone payments: At the inception of each arrangement that includes development, commercialization, and regulatory milestone payments, the Company evaluates whether the achievement of the milestones is considered probable and estimates the amount to be included in the transaction price. If the milestone payment is in exchange for a sublicense and is based on the sublicensee’s subsequent sale of the product, the Company recognizes milestone payment by applying the accounting guidance for royalties.

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

We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenues are recognized. When there is a timing difference between when we invoice customers and when revenues are recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred research and development obligations), as appropriate. If upfront fees or considerations related to a sublicensing agreement are received prior to the technology transfer, the Company will record the amount received as deferred revenue from the licensing agreement.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are for the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$486,585	$395,188	$842,841	$783,434
Personnel related costs	124,669	106,889	246,385	213,216
Facilities, overhead and other	18,125	13,552	35,132	41,702
	$629,379	$515,629	$1,124,358	$1,038,352

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

Fair Value Measurements

The Company applies fair value accounting for certain financial instruments that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s financial instruments included cash, cash equivalents, restricted cash and cash equivalents, investment in debt securities, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred research and development obligations, deposits, and the Company’s 8% Senior Secured Convertible Promissory Notes (the “Convertible Notes”), due March 2027. The carrying amount of these financial instruments, except for investment in debt securities and Convertible Notes, approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term investments in debt securities are recorded at amortized cost, and their estimated fair value amounts are provided by the third-party broker service for disclosure purposes. See Note 4 for additional information related to the Convertible Notes.

Income Taxes

For the six months ended June 30, 2025, there was no provision for income taxes or unrecognized tax benefits recorded. As of June 30, 2025 and December 31, 2024, deferred tax assets were $18.8 million and $17.6 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of June 30, 2025 and December 31, 2024.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common stock shares outstanding during the reporting period. Diluted net loss per share adjusts the weighted average number of common stock shares outstanding for the potential dilution that could occur if common stock equivalents, such as stock options, were exercised and converted into common stock, calculated by applying the treasury stock method.

For the three and six months ended June 30, 2025, a total of 6,064,253 shares of potentially dilutive securities, including 64,656 shares of unvested restricted stock units and options to purchase 5,999,597 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2024, a total of 5,948,147 shares of potentially dilutive securities, including 117,925 shares of unvested restricted stock units and options to purchase 5,830,22 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

New Accounting Pronouncements as of June 30, 2025

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for our annual disclosures for the fiscal year ending December 31, 2025. We do not expect that this guidance will have a material impact on our financial position and our results of operations.

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The guidance enhances the disclosures about an entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the impact of adopting this guidance.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. We are evaluating the impact of these tax law changes on our consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Note 2: Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents or restricted cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of June 30, 2025, and December 31, 2024:

	June 30, 2025 (Unaudited)
	Level (1)	Fair Value	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Adjusted Cost
Assets:
Cash deposit	1	$1,878,460	$—	$—	$—	$1,878,460
Money market funds (2)	1	2,095,970	—	—	—	2,095,970
Short-term investment in corporate bonds (3)(5)(6)	2	2,841,103	—	—	(1,316)	2,842,419
Long-term investment in corporate bonds (4)(5)(6)	2	410,323		653	—	409,670
Total financial assets		$6,815,533	$—	$—	$(1,316)	$7,226,519
Reconciliation to cash, cash equivalents and investments on the condensed consolidated balance sheet
Minus: Restricted cash and cash equivalents, current and noncurrent						(1,833,531)
Total cash, cash, cash equivalents and investments						$5,392,988

	December 31, 2024 (Audited)
	Level (1)	Fair Value	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Adjusted Cost
Assets:
Cash deposit	1	$926,287	$—	$—	$—	$926,287
Money market funds (2)	1	5,580,463	—	—	—	5,580,463
Short-term investment in corporate bonds (3)(5)(6)	2	2,756,428	—	—	(149)	2,756,577
Total financial assets		$9,263,178	$—	$—	$(149)	$9,263,327

Notes:

(1)	Definition of the three-level fair value hierarchy:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
●	Level 2 - Other inputs that are directly or indirectly observable in the markets
●	Level 3 - Inputs that are generally unobservable

(2)	All our money market funds were invested in U.S. Government money market funds.
(3)	Short-term investment securities will mature within 12 months or less, from the applicable reporting date.
(4)	Long-term investment securities will mature between 12 months and 18 months from the applicable reporting date.
(5)

For the three months ended June 30, 2025 and 2024, the Company received discounts of $9,618 and $31,357 to purchase held-to-maturity investment securities, respectively. For the six months ended June 30, 2025 and 2024, the Company received discounts of $15,722 and $61,472 to purchase held-to-maturity investment securities, respectively.

For the year ended December 31, 2024, the Company received discounts of $78,770 to purchase held-to-maturity investment securities.

(6)	The Company considers the decline in the market value of its investment portfolio to be temporary in nature. As of June 30, 2025 and December 31, 2024, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

Note 3: Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

Gates Foundation Grant

In November 2024, the Gates Foundation (the “Gates Foundation”, formerly known as the Bill & Melinda Gates Foundation) awarded the Company a grant in the amount of $3,092,136 for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”).

As of June 30, 2025, the Company has received approximately $2.3 million of the Gates Foundation Grant. The remaining award of approximately $0.7 million is expected to be received later in 2026, subject to potential modifications of timing and amounts.

The Company is required to apply the funds it receives under the agreements solely toward direct costs for the applicable funded projects, other than less than 15% of such funds, which it may apply toward general overhead and administrative expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Gates Foundation. Funds received in advance that have not been spent are recorded as restricted cash and cash equivalents and as deferred research and development obligations in the Company’s consolidated balance sheets. As the Company incurs costs associated with research and development related to the project, on a monthly basis, the Company reclasses amounts from the grant to recognize grant revenue and cost of grant revenue. The deferred research and development obligations also include grant funds spent but not yet expensed in accordance with GAAP. The grant agreements include the Gates Foundation’s discretionary termination provisions. Any grant funds that have not been used or committed to the funded project must be returned promptly to the Gates Foundation upon expiration or termination of the agreement.

For the three and six months ended June 30, 2025, the Company recognized grant revenue of $361,759 and $538,107, respectively, in connection with the Gates Foundation Grant. For the three and six months ended June 30, 2025, the Company recognized cost of grant revenue of $349,558 and $492,849, respectively, in connection with the Gates Foundation Grant.

As of June 30, 2025, the Company had restricted cash and cash equivalents, current of $1,588,384, restricted cash and cash equivalents, noncurrent of $245,147, and deferred research and development obligations of $1,833,531 related to the Gates Foundation Grant.

Coalition for Epidemic Preparedness Innovations (CEPI) Grant

On March 20, 2025, the Company received a funding award from CEPI to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant funding. The Company will be reimbursed for research and development expenses in arrears on a quarterly basis.

For the three and six months ended June 30, 2025, the Company recognized grant revenue of $141,422 and $175,545, respectively, in connection with the CEPI Grant. For the six months ended June 30, 2025, the Company recognized cost of grant revenue of $115,576 and $143,463, respectively, in connection with the CEPI Grant.

Proliant

On June 27, 2024, the Company entered into a License and Development Agreement (the “Proliant Agreement”) with Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals (“Proliant”), pursuant to which, Proliant will license Dyadic’s proprietary fungal microbial expression and production platforms and microbial strains for the production of recombinant serum albumin, for an initial period of 10 years with an option to extend for an additional 3 years under certain circumstances. Under the terms of the Proliant Agreement, Dyadic has received an initial upfront payment of $500,000 and a second payment of $500,000 upon the completion of the transfer of a Production Strain (as defined in the Proliant Agreement.) for the year ended December 31, 2024. The Company expects to receive a final payment of $500,000 in the third quarter of 2025 upon meeting a certain productivity threshold. For the three and six months ended June 30, 2025, the Company did not receive any additional payments under the Proliant Agreement. Upon commencing commercial sales of animal-free recombinant serum albumin products produced pursuant to the Proliant Agreement, the Company will receive royalties based on a certain percentage of the gross margin received by Proliant, as defined in the Proliant Agreement.

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

For the three and six months ended June 30, 2025, the Company recognized milestone revenue of $250,000 upon the achievement of commercially viable target yield related to the Inzymes Agreement.

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

Note 4: Convertible Notes Payable

On March 8, 2024, the Company issued senior secured convertible promissory notes (the “Convertible Notes”) with an aggregate principal amount of $6.0 million, of which, $2.0 million were sold to related parties, including immediate family members and family trusts related to Mark Emalfarb, our Chief Executive Officer and a member of our Board of Directors.

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

The Company incurred $175,674 of debt issuance costs associated with the Convertible Notes, which were recorded as a reduction of the Convertible Notes on the consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest method. We determined that the expected life of the debt is equal to the three-year term of the Convertible Notes.

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

On May 1, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Convertible Notes. Pursuant to the Second Amendment, the Redemption Date (as defined in the Second Amendment) will now fall on December 1, 2026.

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

For the three and six months ended June 30, 2025, $101,800 and $208,973 of interest were paid, and debt issuance costs of $12,032 and $23,795 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively.

For the three and six months ended June 30, 2024, $34,844 and $34,844 of interest were paid, and debt issuance costs of $23,591 and $26,716 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively.

As of June 30, 2025, the accrued interest on the Convertible Notes to related parties and other third parties was $21,800 and $80,000, respectively. As of June 30, 2024, the accrued interest on the Convertible Notes to related parties and other third parties was $32,000 and $80,000, respectively.

As of June 30, 2025 and 2024, accumulated amortized debt issuance costs are $60,171 and $26,716, respectively.

During the year ended December 31, 2024, $910,000 of the Convertible Notes were converted into 556,623 shares of the Company’s common stock. As of June 30, 2025, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Francisco Trust dated 2/28/1996 (1)	03/08/24	03/08/27	8%	$1,000,000	$—	$—	$1,000,000
Bradley Emalfarb (2)	03/08/24	03/08/27	8%	500,000	—	(500,000)	-
Bradley Scott Emalfarb Irrevocable Trust (2)	03/08/24	03/08/27	8%	410,000	—	(410,000)	-
Emalfarb Descendent Trust (3)	03/08/24	03/08/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$2,000,000	$—	$(910,000)	1,090,000
Unamortized Debt Issuance Costs - Related Party							(19,029)
Net Carrying Amount							$1,070,971

Convertible Notes - Third Party	03/08/24	03/08/27	8%	$4,000,000	$—	$—	4,000,000
Unamortized Debt Issuance Costs - Third Party							(69,830)
Net Carrying Amount							$3,930,170

Notes:

(1)	Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our Chief Executive Officer, is the Trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The amount of accrued interest as of June 30, 2025, is $20,000.
(2)	Mark A. Emalfarb, our Chief Executive Officer, is the Trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In 2024, $500,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 294,891 shares of the Company’s common stock and $410,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 261,732 shares of the Company’s common stock. As of June 30, 2025, there is no accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust.
(3)	Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our Chief Executive Officer, are co-trustees of the Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Descendant Trust. The amount of accrued interest as of June 30, 2025, is $1,800.

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

VTT Research Contract

On July 1, 2025, the Company entered into a Fifth Amendment to the commission contract concerning VTT Technical Research Centre of Finland Ltd. (“VTT”) to continue developing Dyadic’s C1 fungal expression system (the “Fifth Amendment”). The original contract was entered on June 28, 2019, and subsequently amended by the First Amendment on June 21, 2022, the Second Amendment on September 9, 2022, the Third Amendment on January 31, 2024, and the Fourth Amendment on February 19, 2025. Under the terms of the Fifth Amendment, the contract duration was extended to September 30, 2025, and Dyadic will pay VTT a total of approximately EUR104,000.

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

As of June 30, 2025, the Company had 5,999,597 stock options outstanding and 64,656 unvested restricted stock units in addition to 1,571,382 shares of common stock available for grant under the 2021 Plan. As of December 31, 2024, the Company had 5,788,597 stock options outstanding and 117,925 unvested restricted stock units in addition to 2,056,629 shares of common stock available for grant under the 2021 Plan.

Stock Options

Options are granted to purchase common stock at prices that are equal to the fair value of the common stock on the date the option is granted. Vesting is determined by the Board of Directors at the time of grant. The term of any stock option awards under the Company’s 2011 Plan and 2021 Plan is ten years, except for certain options granted to the contractors, which are two to five years.

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

Expected stock price volatility. The expected stock price volatility was calculated based on the Company’s own volatility. The Company reviews its volatility assumption on an annual basis and has used the Company’s historical volatilities since 2016.

Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company uses the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option.

The assumptions used in the Black-Scholes option pricing model for stock options granted for the six months ended June 30, 2025, are as follows:

Risk-Free interest rate	4.1% - 4.4%
Expected dividend yield	—%
Expected stock price volatility	65.1-65.4%
Expected life of options (in years)	0.8-6.3

The following table summarizes the stock option activities for the six months ended June 30, 2025:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2024	5,788,597	$2.97	5.34	$655,578
Granted (1)	698,500	1.71
Exercised (2)	(55,000)	1.17
Canceled (3)	(432,500)	3.13
Outstanding at June 30, 2025	5,999,597	$2.83	5.60	$—

Exercisable at June 30, 2025	4,768,372	$3.09	4.77	$—

Notes:

(1)	Represents the following options granted:

●	Annual share-based compensation awards on January 2, 2025, with an exercise price of $1.74, including: (a) 356,500 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 277,500 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 19,500 stock options granted to employees, vesting annually in equal installments over four years, and (d) 20,000 stock options granted to a consultant, vesting upon one year anniversary.
●	One time share-based compensation award on May 30, 2025, with an exercise price of $1.04, of 25,000 stock options granted to an executive, vesting annually in equal installments over four years.

(2)	Represents the following options exercised:

(a) 25,000 stock options with an exercise price of $0.97 per share exercised by a board member (b) 30,000 stock options with an exercise price of $1.33 per share exercised by a board member.

(3)	Represents the following options canceled:

(a) 55,000 stock options with an exercise price of $1.75 per share granted to a consultant, (b) 75,000 stock options with an exercise price of $4.10 per share granted to key personnel, (c) 37,500 stock options with an exercise price of $2.23 per share granted to a consultant, and (d) 265,000 stock options with a weighted average exercise price of $3.28 per share granted to a former board member.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity for the six months ended June 30, 2025:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	117,925	$1.59
Granted (1)	230,023	1.74
Vested (2)	(272,516)	1.67
Forfeited (3)	(10,776)	1.74
Outstanding at June 30, 2025	64,656	$1.74

Notes:

(1)	On January 2, 2025, the Company granted 96,984 restricted stock units, vesting upon one year anniversary, to the Board of Directors as a result of reduction in director cash compensation of 2025, and an aggregate of 133,039 restricted stock units, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2024.
(2)	Represents the vesting 133,039 RSUs granted to executives and key personnel, and 139,477 RSUs granted to the Board of Directors.
(3)	Represents the cancellation of unvested RSUs granted to a former member of the Board of Directors.

Compensation Expenses

We recognize all share-based payments to employees and our Board of Directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the three and six months ended June 30, 2025, there were forfeitures of $0 and $16,880, respectively.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$323,321	$285,372	$531,317	$579,406
Research and development	17,141	12,231	34,175	24,675
Total	$340,462	$297,603	$565,492	$604,081

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share based compensation expense - stock option	$304,861	$243,538	$482,155	$433,807
Share based compensation expense - restricted stock units	35,601	54,065	83,337	170,274
Total	$340,462	$297,603	$565,492	$604,081

Note 7: Shareholders’ Equity

Issuances of Common Stock

For the six months ended June 30, 2025, there were 272,516 shares issued from the vesting of restricted stock units with a weighted average issue price of $1.68 per share and 55,000 shares issued from the exercise of stock options. For the six months ended June 30, 2024, there were 666,578 shares of the Company’s common stock issued with a weighted average issue price of $1.61 per share, including 223,463 shares from the conversion of the Convertible Notes, 61,793 shares from the vesting of restricted stock units, and 5,569 shares from the exercise of stock options.

Treasury Stock

As of June 30, 2025, there were 12,253,502 shares of common stock held in treasury, at a cost of $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8: Segment

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing and commercializing synthetic protein products using the Company’s proprietary microbial platforms, including C1 and DapibusTM. The Company’s chief operating decision maker, or CODM, is the Company’s senior management team that includes the Chief Executive Officer, President & Chief Operating Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company operates in the U.S. and Europe. All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenues, see Note 1, Concentration. Long-lived assets primarily consist of operating lease right-of-use assets.

The CODM uses consolidated net loss to evaluate the Company’s spending and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing the performance of segment and in establishing resource allocation across the organization. Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 1 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The CODM reviews cash, cash equivalents and investment securities as a measure of segment assets. As of June 30, 2025 and December 31, 2024, the Company’s cash, cash equivalents and investment securities were $7.3 million and $9.3 million, respectively.

The following table presents information about segment revenue, significant segment expenses and segment operating loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$966,630	$385,896	$1,360,202	$720,513
Total cost of revenues	613,591	301,956	911,249	445,911

Research and development expenses:
Outside contracted services	486,585	395,188	842,841	783,434
Personnel related costs	107,528	94,658	212,210	188,541
Facilities, overhead, and other	18,125	13,552	35,132	41,702
General and administrative expenses:	—	—	—	—
Compensation and related expenses	581,276	583,423	1,213,798	1,249,903
Business consulting expenses	71,100	210,980	252,327	417,352
Legal and professional services	209,579	224,906	540,676	590,065
Other G&A expenses	251,379	303,076	494,850	559,874
Share-based compensation expenses	340,462	297,602	565,492	604,081
Foreign currency exchange loss	16,098	3,146	23,170	8,049
Other Income (expenses), net	64,706	2,632	89,810	(113,330)
Net loss	$1,793,774	$2,045,223	$3,821,353	$4,055,069

Note 9: Subsequent Event

For the purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through August 13, 2025, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

On July 30, 2025, the Company entered into an Underwriting Agreement, which closed on August 1, 2025 for net proceeds of $5.3 million. See Note 1 for additional details.

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

Overview

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the U.S. and the Netherlands. We aim to develop and commercialize scalable, non-animal protein production platforms to meet growing global demand across the life sciences, food and nutrition, and bio-industrial markets.

Our proprietary platforms—Dapibus™ and C1—are designed for rapid, cost-effective, and flexible production of high-value proteins, enabling partners to reduce development timelines and manufacturing costs. While Dyadic’s primary focus is on non-therapeutic applications, both platforms retain the capability to produce biologics, such as vaccines and therapeutic proteins, for external partners.

Platform Capabilities

Dyadic’s Dapibus™ and C1 platforms are engineered microbial expression systems optimized for high-yield, low-cost, and scalable protein production. Built on decades of industrial experience, these platforms support applications in:

●	Cell culture media (e.g., albumin, transferrin, fibroblast growth factor (“FGF”))
●	Diagnostics and research reagents
●	Functional food ingredients (e.g., alpha-lactalbumin, caseins, lactoferrin)
●	Sustainable industrial enzymes (e.g., biomass and dairy enzymes)

By targeting high-value proteins in expanding non-pharmaceutical markets, Dyadic is building a commercial pipeline that aligns with global trends in sustainability, animal-free manufacturing, and bio-based innovation. Simultaneously, we continue to explore partnering opportunities for the use of our platforms in pharmaceutical development where appropriate.

Dapibus™ Protein Production Platform

To accelerate commercialization and reduce regulatory risk, Dyadic developed the Dapibus™ platform—a proprietary expression system designed to produce high-value, non-animal proteins and enzymes for non-pharmaceutical markets including life sciences, food and nutrition, and bio-industrial sectors.

Dapibus™ is expected to enable faster development, lower production costs, and simplified regulatory pathways compared to therapeutic biologics, which Dyadic believes will allow it to address growing demand for sustainable, functional ingredients across a range of industries. The platform supports applications in bioprocessing, product formulation, diagnostics, and nutrition.

Dyadic expects to commercialize multiple Dapibus™-enabled products starting in 2025 through a combination of strategic partnerships and internal manufacturing initiatives.

C1 Protein Production Platform

Dyadic’s proprietary C1 expression system is a patented, thermophilic fungal platform (Thermothelomyces heterothallica fungus) developed for the cost-effective, large-scale production of proteins. Originally used to manufacture industrial enzymes, Dyadic has engineered C1 into a high-yield, scalable platform for both biopharmaceutical and non-pharmaceutical applications.

Following the 2015 sale of its industrial enzyme business to Danisco USA (a DuPont subsidiary), Dyadic retained co-exclusive rights to the C1 platform for human and animal pharmaceutical use, including the exclusive ability to sub-license C1 for human and animal pharmaceutical use (subject to specific conditions). Danisco holds certain retained rights but is obligated to pay Dyadic royalties on any future pharmaceutical commercialization. Dyadic may owe downstream royalties to Danisco or its licensors depending on specific patent usage.

Food and Nutrition Applications

Dyadic is applying Dapibus™ to develop and commercialize animal-free proteins for dairy alternatives and functional nutrition. Key programs include:

●	Dairy Enzyme Program: Under a development and exclusive license agreement signed in 2023, Dyadic received a $600,000 upfront payment and an additional $425,000 milestone payment in September 2024 for achieving target yield. Commercial launch by the partner is expected in late 2025.
●	Recombinant Bovine Alpha-Lactalbumin: An improved production strain was developed in 2024. The product shows comparability to commercial benchmarks and is being actively sampled and characterized for use in dairy alternatives.
●	Recombinant Human Alpha-Lactalbumin: Development was initiated in 2024 for applications in infant formula, medical nutrition, nutraceuticals, and pharmaceuticals.
●	Recombinant Human Lactoferrin: A cell line was developed in 2024 for potential use in immune-supportive and antimicrobial products. Sampling is expected to begin in Q3 2025.
●	Casein Proteins: Four casein variants have been produced, and Dyadic is engaged in discussions with prospective commercial partners.

Life Sciences

Our C1 platform is a robust and versatile gene expression system designed for the efficient production of high-value input proteins that power the life sciences sector, such as cell culture media components, molecular biology reagents, and other critical bioprocessing inputs.

Cell Culture Media

Dyadic seeks to leverage its microbial platforms to produce high-value, animal-free growth media components for the biopharma and alternative protein markets. Key developments include:

●	Recombinant Serum Albumin: In partnership with Proliant Health and Biologicals, Dyadic is advancing toward a 2025 commercial launch of animal-free serum albumin for cell culture, diagnostics, and vaccine stabilization. Dyadic has received $1.0 million in milestone payments to date, with additional payments and royalties tied to commercial success. Early data show strong comparability to industry standards and efficacy in cultured meat applications. Additionally, the Company anticipates achieving a third milestone payment of $500,000 in Q3 2025 related to productivity improvements and future revenue sharing payments for commercial sales.
●	Recombinant Transferrin: Dyadic’s animal-free transferrin demonstrated equivalent performance to leading recombinant standards. Samples are being evaluated for research, diagnostics, and commercial bioprocessing.
●	Recombinant Fibroblast Growth Factor (FGF): Critical for cell proliferation, Dyadic’s bovine FGF candidate has shown promising results in early testing for biopharma and cultivated meat applications. Efforts are underway to improve productivity, with additional characterization and validation ongoing. Sampling to cell culture, diagnostic and research markets is underway.
●	Strategic Co-Promotion: Dyadic has partnered with Biftek Co. to jointly promote growth media supplements for cell culture markets.

DNA/RNA Technologies

Dyadic is expanding into molecular tools for diagnostics and life sciences, with several enzyme products in development:

●	DNase-1 (RNase-free): We completed development; production validation ongoing with a European Contract Development and Manufacturing Organization (“CDMO”). A research-grade product is expected by the end of 2025. Sampling is active, with ongoing discussions for potential partnerships and agreements across multiple markets
●	RNA/DNA Toolkit: Development is underway for RNase Inhibitors, T7 RNA Polymerase, DNA Ligase, and Polymerases. Prototype enzymes have been produced, with optimization continuing into late 2025 and into 2026.

Bio-Industrial Applications

Dyadic seeks to leverage its Dapibus™ platform to develop and commercialize cost-effective, scalable enzyme solutions for bio-industrial markets, supporting the global shift toward a more sustainable bioeconomy.

●	Strategic Partnership with Fermbox Bio: In 2023, Dyadic partnered with Fermbox Bio to develop EN3ZYME, a proprietary enzyme cocktail launched in May 2024 for converting agri-residues into fermentable cellulosic sugars. Fermbox received an initial large purchase order in Q1 2025 with initial enzyme delivery completed in Q2 2025. Dyadic is expected to receive a 50/50 revenue profit share from commercial sales.
●	Sustainable Enzyme Portfolio: Dyadic is advancing enzymes applicable to multiple sectors, including nutrition, pulp and paper, biogas, and biofuels. Sampling to potential commercial partners is ongoing.
●	Hyaluronidase Development: Initiated in 2024, this enzyme targets high-value markets including medical, cosmetic, and reproductive health. Sampling and commercial engagement are underway.

Pharmaceutical Applications

While Dyadic is focused on non-therapeutic markets, the C1 platform remains a validated solution for biopharmaceutical manufacturing and continues to attract interest from pharma, CDMOs, academic institutions, and government agencies.

C1 addresses key bottlenecks in biologics manufacturing—reducing cost, shortening development cycles, and enabling higher yields—positioning it as a competitive alternative to CHO, yeast, and insect cell systems.

Strategic opportunities include:

●	Recombinant vaccines and therapeutics (human and animal)
●	Biobetters and biosimilars
●	Drug formulation and diagnostic reagents
●	Cost-effective production of difficult-to-express proteins

Dyadic continues to evaluate licensing, collaboration, and commercialization opportunities to unlock C1’s full potential in the biologics sector.

Legacy Biopharma Programs Support Strategic Growth and Platform Validation

Dyadic’s legacy pharmaceutical initiatives continue to drive platform validation, unlock non-dilutive funding, and support strategic collaborations without diverting focus from its core commercial goals.

Fully Funded Global Health Collaborations

●	Gates Foundation: We were awarded a grant in November 2024 to develop C1-based mAbs targeting RSV and malaria for underserved populations.
●	Israel Institute for Biological Research: We are in an ongoing collaboration to co-develop vaccines and biologics for emerging diseases and biothreats.
●	Fondazione Biotecnopolo di Siena / CEPI: Beginning March 2025, we are part of a $4.5 million CEPI-funded project, eligible for $2.4 million, to accelerate development of C1-produced recombinant vaccines for global pandemic preparedness.
●	Dyadic participated in the inaugural European Vaccines Hub for Pandemic Readiness (“EVH”) meeting, May 22–23, 2025. Led by Dr. Rino Rappuoli, Scientific Director of Fondazione Biotecnopolo di Siena, the EVH aims to establish a centralized EU hub for vaccine innovation, integrating R&D, clinical trials, and scalable manufacturing. Backed by approximately €100 million in EU funding over four years, the initiative brings together leading public and private developers. Dyadic’s C1 microbial expression technology is expected to be among the platform technologies evaluated, highlighting its potential to accelerate development and reducing the cost of manufacturing vaccines and antibodies at scale.
●	On March 23, 2025, CEPI announced a grant of $2.6 million to Uvax Bio. A portion of this funding will support the development of a MERS vaccine and research to assess the capability of the C1 platform to speed vaccine production and lower manufacturing costs.

Advancing C1 Vaccine Capabilities

●	Ferritin Nanoparticle Vaccine Candidates (with ViroVax):

○	H5 Avian Influenza: Demonstrated cross-protection in early trials; commercial interest in poultry, cattle, and human markets.
○	Mpox: Early-stage preclinical development reinforcing C1’s rapid response and low-cost manufacturing potential.

Diagnostics and Animal Health Expansion

●	C1-produced H5 antigens show strong neutralizing antibody response in poultry and promising cross-protection in cattle — with the potential to open new opportunities in animal health and diagnostics.

Strategic Platform Partnerships

●	Cygnus Technologies® (Maravai LifeSciences®): C1 Host Cell Protein (HCP) ELISA Kit to support C1/Dapibus™ regulatory workflows commercially launched.
●	Rabian BV: We are awaiting funding from the Eurostars program for a rabies vaccine project using the C1 platform; Dyadic is expected to receive equity in Rabian BV, certain milestone payments, and royalties on commercial sales.

Peer-Reviewed Validation and Clinical Progress

●	Nature Communications: C1-produced mAb showed protection against Omicron and Delta variants in non-human primates.
●	DYAI-100 Vaccine Candidate: Phase 1 clinical trial met safety and immunogenicity endpoints. Future development paused to focus on emerging variants in collaboration with Rubic One Health (“Rubic”).

These legacy programs provide critical third-party validation of the C1 platform’s biopharmaceutical potential while generating non-dilutive capital and enabling future commercial opportunities.

Licensing and Strategic Collaborations

In April 2023, Dyadic expanded its license agreement with Rubic to include vaccines and therapeutic proteins for both human and animal health in underserved African markets. The C1 platform tech transfer is complete. Dyadic is eligible to receive milestone payments, royalties, and marketing rights under the agreement. In 2024, Rubic initiated development of several livestock vaccines.

Dyadic entered an exclusive sublicense agreement with Abic, an affiliate of Phibro Animal Health Corporation, in February 2022. The agreement was expanded in March 2024 to include additional vaccines and treatments for livestock diseases.

Research and Development

Dyadic conducts internal and collaborative R&D to advance its microbial platforms across both pharmaceutical and non-pharmaceutical applications.

VTT Technical Research Centre of Finland

Since 2016, Dyadic has partnered with VTT, a leading European research institute, to enhance C1’s safety, productivity, and efficiency. VTT supports critical initiatives including glycoengineering, protease deletion, and therapeutic protein expression. Many projects at VTT are co-funded by Dyadic’s third-party collaborators.

Other CRO and CDMO Partnerships

Dyadic works with a global network of research providers and manufacturers, including 53Biologics (Spain), Fermbox Bio (India), and Eleszto Genetika (Hungary). These partners support the Company’s R&D and scale-up activities across its platforms. While typically structured as work-for-hire engagements, disruptions to these collaborations could impact timelines or development outcomes.

Other Recent Developments

DBA Name Change Update

On July 2, 2025, we announced that, effective on August 1, 2025, we are doing business as Dyadic Applied BioSolutions. This rebranding initiative marks a strategic transition from a research-driven organization to a commercially focused enterprise. The new name and visual identity better reflect the emphasis on delivering applied biotechnology solutions through our patented and proprietary C1 and Dapibus™ gene expression platforms.

Nasdaq Deficiency Notices

As previously disclosed, on June 23, 2025, the Company received a deficiency notice (the “MVLS Notice”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the Company’s securities had not maintained the minimum Market Value of Listed Securities (“MVLS”) of $35 million required by the continued listing requirements of Nasdaq Listing Rule 5550(b)(2). In addition and as previously disclosed, on July 17, 2025, the Company received a deficiency notice (the “Minimum Bid Price Notice”) from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days the Company’s common stock had not maintained the minimum bid price of at least $1.00 per share required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The MVLS Notice and the Minimum Bid Price Notice have no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company is currently subject to compliance periods during which it may regain compliance with the applicable rules. The Company intends to actively monitor the MVLS and the bid price of its common stock between now and the relevant compliance deadlines and, as appropriate, plans to evaluate available options to resolve the deficiencies and regain compliance with the requirements. For more information, see “Item 1A. Risk Factors – We have in the past, and may in the future, be unable to comply with the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). If we fail to comply with listing standards in the future, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock, and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.”

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

Revenue Recognition

The Company has no products approved for sale. All our revenue to date has been research revenue from third-party collaborations and grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

Revenue related to research collaborations and agreements: The Company typically performs research and development services as specified in each respective agreement on a best-efforts basis, and recognizes revenue from research funding under collaboration agreements in accordance with the 5-step process outlined in ASC Topic 606 (“Topic 606”): (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when we satisfy a performance obligation by transferring control of the service to a customer in an amount that reflects the consideration that we expect to receive. Depending on how the performance obligation under our license and collaboration agreements is satisfied, we recognize the revenue either at a point in time or over time by using the input method under Topic 606 to measure the progress toward complete satisfaction of a performance obligation.

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

A cost-based input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified, and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

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

We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenues are recognized. When there is a timing difference between when we invoice customers and when revenues are recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred research and development obligations), as appropriate. If upfront fees or considerations related to a sublicensing agreement are received prior to the technology transfer, the Company will record the amount received as deferred revenue from the licensing agreement.

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

Stock-Based Compensation

We have granted stock options to employees, directors, and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to the CEO (i.e., 5 or 10 years) and certain contractors (i.e., 2 to 5 years). The expected stock price volatility was calculated based on the Company’s own volatility. The Company reviews its volatility assumption on an annual basis and has used the Company’s historical volatilities since 2016.

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

Results of Operations

Three and Six Months Ended June 30, 2025 Compared to the Same Periods in 2024

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development revenue	$213,449	$385,896	$396,549	$720,513
Grant revenue	503,181	—	713,653	—
License and milestone revenue	250,000	—	250,000	—
Costs of research and development revenue	148,457	301,956	274,937	445,911
Cost of grant revenue	465,134	—	636,312	—

For the three months ended June 30, 2025, the decrease in research and development revenue and cost of research and development revenue was due to a reduction in the number of active collaborations to eight compared to ten for the same period a year ago.

For the six months ended June 30, 2025, the decrease in research and development revenue and cost of research and development revenue was due to a reduction in the number of active collaborations to ten compared to thirteen for the same period a year ago.

The grant revenue and cost of grant revenue for the three and six months ended June 30, 2025, were related to the Gates Foundation and CEPI grants. There was no grant revenue for the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2025, the license and milestone revenue of $250,000 was related to the Inzymes Agreement.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended June 30, 2025, increased to $629,000 compared to $516,000 for the same period a year ago. The increase was driven by a rise in the number of active internal research initiatives undertaken to expedite product development.

Research and development expenses for the six months ended June 30, 2025, increased to $1,124,000 compared to $1,038,000 for the same period a year ago. The increase was driven by a rise in the number of active internal research initiatives undertaken to expedite product development.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025, decreased by 10.6% to $1,437,000 compared to $1,608,000 for the same period a year ago. The decrease reflected reductions in business development and investor relations expenses of $82,000, accounting and legal expenses of $41,000, insurance expenses of $28,000, and management incentives of $22,000, partially offset by other expense increases of $2,000.

General and administrative expenses for the six months ended June 30, 2025, decreased by 10.7% to $3,033,000 compared to $3,396,000 for the same period a year ago. The decrease reflected reductions in business development and investor relations expenses of $180,000, management incentives of $100,000, accounting and legal expenses of $82,000, and insurance expenses of $37,000, partially offset by other expense increases of $35,000.

Loss from Operations

Loss from operations for the three months ended June 30, 2025, decreased to $1,729,000 compared to $2,043,000 for the same period a year ago. The decrease in loss from operations was largely attributable to an increase in total revenue of $581,000 and a reduction in general and administrative expenses of $171,000, partially offset by increases in cost of revenue of $311,000 and research and development expenses of $113,000.

Loss from operations for the six months ended June 30, 2025, decreased to $3,732,000 compared to $4,168,000 for the same period a year ago. The decrease in loss from operations was largely attributable to an increase in total revenue of $639,000 and a reduction in general and administrative expenses of $363,000, partially offset by increases in cost of revenue of $465,000 and research and development expenses of $86,000.

Other Income (Expenses), Net

For the three months ended June 30, 2025, total other income (expenses), net, was an expense of $65,000 compared to an income of $3,000 for the same period a year ago. The decrease in other income was largely due to a reduction of $89,000 in interest income, partially offset by a decrease in interest expenses of $28,000 related to the Convertible Notes.

For the six months ended June 30, 2025, total other income (expenses), net, was an expense of $90,000 compared to an income of $113,000 for the same period a year ago. The decrease in other income was largely due to gain on sale of Alphazyme of $61,000 in 2024, decrease in interest income of $88,000 and $55,000 increase in interest expenses related to the Convertible Notes.

Net Loss

Net loss for the three months ended June 30, 2025, was $1,794,000 compared to $2,045,000 for the same period a year ago. The decrease reflected a reduction of $314,000 in loss from operations and by an increase in interest income of $89,000, partially offset by a decrease in other expenses of $28,000.

Net loss for the six months ended June 30, 2025, was $3,821,000 compared to $4,055,000 for the same period a year ago. The decrease reflected a reduction of $436,000 in loss from operations, partially offset by an increase in other expenses of $55,000.

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

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, (collectively, the “Purchasers”). The net proceeds from the sale of the Convertible Notes, after deducting offering expenses, were $5,824,000. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes. This private placement funding is expected to support our near-term revenue growth and accelerate our strategic objective of commercialization opportunities for pharmaceutical and non-pharmaceutical applications.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes.

The Convertible Notes can be converted into shares of Dyadic’s common stock, par value $0.001 per share (the “Common Stock”), at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date. On October 4, 2024, the Company entered into an amendment (the “Amendment”) to the Convertible Notes. Pursuant to the Amendment, (i) the conversion price upon which the Convertible Notes will be convertible into shares of the Company’s common stock is $1.40 per share of common stock, and (ii) the Redemption Date (as defined in the Amendment) will fall on any of the 26, 29 and 32-month anniversaries of the original issue date of the Convertible Notes.

On May 1, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Convertible Notes. Pursuant to the Second Amendment, the Redemption Date (as defined in the Second Amendment) will now fall on December 1, 2026.

During the year ended December 31, 2024, $910,000 of Convertible Notes were converted into 556,623 shares of Common Stock. For more information regarding the Convertible Notes, including the covenants related thereto, see Note 4 to the Consolidated Financial Statements.

On July 30, 2025, the Company entered into an underwriting agreement with Craig-Hallum Capital Group LLC, in its capacity as underwriter, relating to the issuance and sale (the “Offering”) of 6,052,000 shares of the Company’s Common Stock. The public offering price in the Offering was $0.95 per share of Common Stock.

The closing of the Offering occurred on August 1, 2025. The net proceeds to the Company from the Offering were approximately $5.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing

The Company expects its existing cash and cash equivalents, and cash raised from the Convertible Notes and the Offering on August 1, 2025, investments in debt securities, and operating cash flows will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, and/or other means. Any amounts raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

As of June 30, 2025, cash, cash equivalents, and restricted cash and cash equivalents were $4.0 million compared to $6.5 million as of December 31, 2024. The carrying value of investment grade securities, including accrued interest as of June 30, 2025, was $3.3 million compared to $2.8 million as of December 31, 2024. Additional $5.3 million was received from the net proceeds of the Offering on August 1, 2025

Net cash used in operating activities for the six months ended June 30, 2025 was $2.1 million, which was principally attributable to a net loss of $3.8 million, partially offset by changes in operating assets and liabilities of $1.1 million and share-based compensation expenses of $0.6 million.

Net cash used in operating activities for the six months ended June 30, 2024 was $3.1 million, which was principally attributable to a net loss of $4.0 million, partially offset by changes in operating assets and liabilities of $0.4 million and share-based compensation expenses of $0.6 million.

Net cash used in investing activities for the six months ended June 30, 2025 was $0.5 million, compared to the net cash used in investing activities of $3.1 million for the six months ended June 30, 2024. The change in investing activities was attributable to a reduction in purchases of investment securities of $0.2 million, an increase in proceeds received from maturities of investment securities of $2.5 million and proceeds from the sale of investment in Alphazyme in 2024 of $0.1 million.

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $24,000, which was related to net proceeds from exercise of stock, compared to the net cash provided by financing activity of $5.8 million for the six months ended June 30, 2024, which was related to net proceeds from the issuance of Convertible Notes.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no changes to our risk factors from those disclosed in our Annual Report for the 2024 fiscal year filed on March 26, 2025.

We have in the past, and may in the future, be unable to comply with the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). If we fail to comply with listing standards in the future, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock, and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum Market Value of Listed Securities (“MVLS”) of $35 million, which MVLS cannot fall below $35 million for a period of more than 30 consecutive trading days, or the “MVLS Requirement.” On June 23, 2025, we received a deficiency notice from the Staff of Nasdaq, notifying us that, for the last 30 consecutive business days, the Company’s securities have not maintained the minimum MVLS of $35 million required by the continued listing requirements of Nasdaq Listing Rule 5550(b)(2). The MVLS Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until December 20, 2025, to regain compliance with the minimum MVLS requirement by having the Company’s MVLS close at $35 million or more for a minimum of 10 consecutive business days before the MVLS Compliance Date (subject to the Staff’s discretion to extend this period under Nasdaq Listing Rule 5810(c)(3)(H)). On July 17, 2025, we received a separate deficiency notice from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days the Company’s securities have not maintained the minimum bid price of at least $1 per share required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). The Minimum Bid Price Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until January 13, 2026 to regain compliance with the minimum bid price requirement by having the Company’s bid price close at $1 per share or more for a minimum of 10 consecutive business days before the Minimum Bid Price Compliance Date (subject to the Staff’s discretion to extend this period under Nasdaq Listing Rule 5810(c)(3)(H)).

If the Company does not regain compliance by the MVLS Compliance Date or the Minimum Bid Price Compliance Date, the Staff will provide written notification that the Company’s common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by Nasdaq to the panel, such appeal would be successful. In the event we fail to comply with listing standards in the future, and we do not regain compliance with the MVLS Requirement or the Minimum Bid Price Requirement prior to the expiration of the applicable compliance period, unless Nasdaq exercises its discretion to extend this period, our common stock may be subject to a delisting action by Nasdaq.

In the event that our common stock is delisted from Nasdaq as a result of our failure to comply with the MVLS Requirement or the Minimum Bid Price Requirement, as a result of Nasdaq not granting us an extension or the panel not granting us a favorable decision or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, trading of our common stock could be conducted in the over-the-counter market established for unlisted securities such as the OTCQX, the OTCQB, the OTCID Basic Market or the Pink Limited Market, but there can be no assurance that our common stock will be eligible for trading on any such alternative market.

Additionally, if our common stock is delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a reduction in our coverage by securities analysts, and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) For the quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.3	Fourth Amended and Restated Bylaws of Dyadic International, Inc., effective May 29, 2025	8-K	3.1	June 2, 2025
4.1	Second Amendment to Form of Senior Secured Convertible Promissory Note due March 8,2027	8-K	4.1	May 5, 2025
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYADIC INTERNATIONAL, INC.

August 13, 2025	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer
(Principal Executive Officer)

August 13, 2025	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

