Form 10-Q
period 2025-09-30
DYADIC INTERNATIONAL INC
filed 2025-11-12
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock as of November 11, 2025 was 36,187,798.

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

Forward-looking statements involve many risks, uncertainties, or other factors beyond Dyadic’s control. These factors include, but are not limited to (i) our history of net losses; (ii) market and regulatory acceptance of our microbial protein production platforms and other technologies; (iii) failure to commercialize our microbial protein production platforms or our other technologies; (iv) competition, including from alternative technologies; (v) the results of nonclinical studies and clinical trials; (vi) our capital needs; (vii) changes in global economic and financial conditions; (viii) our reliance on information technology; (ix) our dependence on third parties; (x) government regulations and environmental, social and governance issues; (x) intellectual property risks; (xi) our ability to comply with the listing standards of the Nasdaq Stock Market LLC; and (xii) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025 (the “Annual Report”). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, considering the information currently available to us. Before investing in our Common Stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Quarterly Report are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1. Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,834,510	$6,506,750
Short-term investment securities	3,098,840	2,756,577
Restricted cash and cash equivalents	1,321,278	—
Interest receivable	34,117	24,248
Accounts receivable	916,574	237,027
Prepaid expenses and other current assets	339,943	303,066
Total current assets	11,545,262	9,827,668

Non-current assets:
Long-term investment securities	64,561	—
Operating lease right-of-use asset, net	52,401	92,211
Other assets	10,533	10,396
Total assets	$11,672,757	$9,930,275

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,208,410	$482,320
Accrued expenses	1,372,364	970,462
Deferred research and development obligations	1,337,138	833,813
Operating lease liability, current portion	48,927	54,249
Accrued interest	60,000	80,000
Accrued interest- related party	25,133	27,173
Total current liabilities	4,051,972	2,448,017

Non-current liabilities:
Convertible notes, net of issuance costs	2,954,882	3,911,471
Convertible notes, net of issuance costs - related party	2,058,569	1,065,876
Operating lease liability, net of current portion	—	34,621
Total liabilities	9,065,423	7,459,985

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding Common stock, $.001 par value:	—	—
Authorized shares - 100,000,000; issued shares - 48,441,300 and 42,089,301, outstanding shares - 36,187,798 and 29,835,799 as of September 30, 2025, and December 31, 2024, respectively	48,442	42,090
Additional paid-in capital	113,372,652	107,444,595
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(91,883,845)	(86,086,480)
Total stockholders’ equity	2,607,334	2,470,290
Total liabilities and stockholders’ equity	$11,672,757	$9,930,275

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Research and development revenue	$350,046	$532,500	$746,595	$1,253,013
Grant revenue	814,571	—	1,528,224	—
License and milestone revenue	—	1,425,000	250,000	1,425,000
Total revenue	1,164,617	1,957,500	2,524,819	2,678,013

Costs and expenses:
Costs of research and development revenue	254,753	395,894	529,690	841,805
Costs of grant revenue	769,250	—	1,405,562	—
Research and development	571,872	460,241	1,696,230	1,498,593
General and administrative	1,481,356	1,297,984	4,514,324	4,694,334
Foreign currency exchange loss	12,755	5,995	35,925	14,044
Total costs and expenses	3,089,986	2,160,114	8,181,731	7,048,776

Loss from operations	(1,925,369)	(202,614)	(5,656,912)	(4,370,763)

Other income (expense):
Interest income	63,467	127,331	201,052	353,245
Interest expense	(85,934)	(88,833)	(264,633)	(199,106)
Interest expense - related party	(28,176)	(39,344)	(76,872)	(102,632)
Total other income (expense), net	(50,643)	(846)	(140,453)	112,484

Net loss	$(1,976,012)	$(203,460)	$(5,797,365)	$(4,258,279)

Basic and diluted net loss per common share	$(0.06)	$(0.01)	$(0.17)	$(0.15)

Basic and diluted weighted-average common shares outstanding	34,507,530	29,503,143	34,507,530	29,503,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2025	42,089,301	$42,090	(12,253,502)	$(18,929,915)	$107,444,595	$(86,086,480)	$2,470,290
Stock-based compensation expense	—	—	—	—	225,030	—	225,030
Issuance of common stock upon vesting of restricted stock units	250,964	251	—	—	231,370	—	231,621
Issuance of common stock upon exercise of stock options	27,483	27	—	—	24,222	—	24,249
Net loss	—	—	—	—	—	(2,027,579)	(2,027,579)
March 31, 2025	42,367,748	$42,368	(12,253,502)	$(18,929,915)	$107,925,217	$(88,114,059)	$923,611
Stock-based compensation expense	—	—	—	—	340,462	—	340,462
Issuance of common stock upon vesting of restricted stock units	21,552	22	—	—	(22)	—	—
Net loss	—	—	—	—	—	(1,793,774)	(1,793,774)
June 30, 2025	42,389,300	$42,390	(12,253,502)	$(18,929,915)	$108,265,657	$(89,907,833)	$(529,701)
Stock-based compensation expense	—	—	—	—	172,352	—	172,352
Issuance of common stock, net of offering costs of $808,760	6,052,000	6,052	—	—	4,934,643	—	4,940,695
Net loss	—	—	—	—	—	(1,976,012)	(1,976,012)
September 30, 2025	48,441,300	$48,442	(12,253,502)	$(18,929,915)	$113,372,652	$(91,883,845)	$2,607,334

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2024	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$105,044,756	$(80,277,321)	$5,878,585
Stock-based compensation expense	—	—	—	—	306,478	—	306,478
Issuance of common stock upon vesting of restricted stock units	375,753	376	—	—	339,959	—	340,335
Net loss	—	—	—	—	—	(2,009,596)	(2,009,596)
March 31, 2024	41,440,316	$41,441	(12,253,502)	$(18,929,915)	$105,691,193	$(82,286,917)	$4,515,802
Stock-based compensation expense	—	—	—	—	297,603	—	297,603
Issuance of common stock upon vesting of restricted stock units	61,793	62	—	—	(62)	—	—
Issuance of common stock upon exercise of stock options	5,569	6	—	—	(6)	—	—
Issuance of common stock upon settlement of convertible debt	223,463	223	—	—	399,777	—	400,000
Net loss	—	—	—	—	—	(2,045,223)	(2,045,223)
June 30, 2024	41,731,141	$41,732	(12,253,502)	$(18,929,915)	$106,388,505	$(84,332,140)	$3,168,182
Stock-based compensation expense	—	—	—	—	247,390	—	247,390
Issuance of common stock upon settlement of convertible debt	111,732	111	—	—	199,889	—	200,000
Net loss	—	—	—	—	—	(203,460)	(203,460)
September 30, 2024	41,842,873	$41,843	(12,253,502)	$(18,929,915)	$106,835,784	$(84,535,600)	$3,412,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(5,797,365)	$(4,258,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	737,844	851,471
Amortization of held-to-maturity securities, net	(20,750)	(52,037)
Amortization of debt issuance costs	36,104	43,961
Gain from the sale of investment in Alphazyme	—	(60,977)
Foreign currency exchange loss (gain), net	35,924	14,044
Changes in operating assets and liabilities:
Interest receivable	(9,869)	(30,752)
Accounts receivable	(673,302)	114,814
Prepaid expenses and other current assets	(36,916)	(46,386)
Operating lease assets and liabilities	(133)	1,163
Accounts payable	681,546	(109,426)
Accrued expenses	633,522	121,623
Accrued interest	(20,000)	80,000
Accrued interest - related party	(2,040)	28,000
Deferred research and development obligations	503,325	24,370
Net cash (used in) operating activities	(3,932,110)	(3,278,411)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(5,090,846)	(5,971,505)
Proceeds from maturities of investment securities	4,704,772	2,771,000
Proceeds from the sale of investment in Alphazyme	—	60,977
Net cash (used in) investing activities	(386,074)	(3,139,528)

Cash flows from financing activities
Proceeds from public offering, net of offering costs of $808,760	4,940,696	—
Proceeds from exercise of stock	24,249	—
Proceeds from issuance of convertible notes, net of issuance costs	—	3,882,884
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	1,941,442
Net cash provided by financing activities	4,964,945	5,824,326
Effect of exchange rate changes on cash	2,277	199
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	649,038	(593,414)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	6,506,750	6,515,028
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$7,155,788	$5,921,614

Reconciliation of cash, cash equivalents, and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$5,834,510	$5,921,614
Restricted cash and cash equivalents, current	1,321,278	—
Total cash, cash equivalents, and restricted cash and cash equivalents	$7,155,788	$5,921,614

Supplemental cash flow information
Vesting of restricted stock units	$269,100	$664,086
Conversion of convertible notes	$—	$600,000
Cash paid for interest	$425,907	$149,778

Supplemental noncash investing and financing information
Fair value of warrants issued in connection with the offering	$168,881	$—
Purchase and assignment of convertible note by related party	$1,000,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) d/b/a, Dyadic Applied BioSolutions, is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the U.S. and the Netherlands. We aim to develop and commercialize scalable, non-animal protein production platforms to meet growing global demand across the life sciences, food and nutrition, and bio-industrial markets.

Our proprietary platforms—Dapibus™ and C1—are designed for rapid, cost-effective, and flexible production of high-value proteins, enabling partners to reduce development timelines and manufacturing costs. While Dyadic’s primary focus is on non-therapeutic applications, both platforms retain the capability to produce biologics, such as vaccines and therapeutic proteins, for external partners.

DBA Name Change Update

Effective August 1, 2025, we are doing business as Dyadic Applied BioSolutions (as previously announced on July 2, 2025). This rebranding initiative marks a strategic transition from a research-driven organization to a commercially focused enterprise. The new name and visual identity better reflect the emphasis on delivering applied biotechnology solutions through our patented and proprietary Dapibus™ and C1 protein production platforms.

Our focus is to commercialize high-value, non-therapeutic proteins in the life sciences, food, nutrition and industrial bioprocessing sectors. These proteins avoid the regulatory complexity and high costs associated with therapeutic biologics, enabling faster time to revenue, broader market reach, and long-term supply agreements. Our recent significant milestones across both food and nutrition as well as fully funded legacy collaborations, such as with the Gates Foundation, underscore our strategic shift to revenue-focused bioprocessing protein platforms from therapeutic and vaccine development.

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

The Company expects to incur losses and have negative net cash flows from operating activities as it continues developing its DapibusTM and C1 microbial protein production platforms and related products, and as it expands its pipelines and engages in further research and development activities for internal products as well as for its third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval, commercialization, and subsequent revenue generation or through the sublicensing of the Company’s technologies and products, and its ability to raise capital to finance these developmental efforts.

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes due March 8, 2027 (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock, par value $0.001 per share (the “Common Stock”), (collectively, the “Purchasers”). The net proceeds from the sale of Convertible Notes, after deducting offering expenses, were $5,824,326. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes will mature on March 8, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes. The Convertible Notes can be converted into shares of Common Stock, at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date.

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

On September 15, 2025, Mark A. Emalfarb Trust dated October 1, 1987, as amended and restated on June 28, 2019 (the “MAE Trust”), purchased and was assigned $1,000,000 of the Convertible Notes from an existing note holder. Mr. Mark A. Emalfarb, our Chief Executive Officer, is the sole beneficiary and serves as sole trustee of the MAE Trust and has sole voting and dispositive power over the shares of Common Stock held by the MAE Trust. As of September 30, 2025, the amount of accrued interest for the MAE Trust was $3,334.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of September 30, 2025.

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

On March 20, 2025, the Company received a funding award (the “CEPI Grant”) from Coalition for Epidemic Preparedness (“CEPI”) to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant funding.

On August 1, 2025, the Company completed an underwritten offering of 6,052,000 shares of the Company’s Common Stock (the “Offering”) pursuant to an underwriting agreement, dated July 30, 2025, between the Company and Craig-Hallum Capital Group LLC (“Craig-Hallum”, or the “Underwriter”). The public offering price in the Offering was $0.95 per share of Common Stock. The net proceeds to the Company from the Offering were $4.9 million, after deducting legal expenses, underwriting discounts and commissions, and other offering expenses. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing.

The Company expects its existing cash, cash equivalents, restricted cash and cash equivalents and its investment securities, including accrued interest, totaling approximately $10.4 million as of September 30, 2025, will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amount raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s senior management team that includes the Chief Executive Officer, President & Chief Operating Officer, and Chief Financial Officer. The Company views its operations as and manages its business in one operating segment, which is the business of developing and commercializing recombinant protein products using the Company’s proprietary microbial platforms, including Dapibus™ and C1. Segment information is further described in Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Use of Estimates

The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. Estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, warrants, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Actual results may differ from these estimates under different assumptions or conditions. Such differences could be material to the consolidated financial statements.

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

For the three months ended September 30, 2025 and 2024, the Company’s revenue was generated from six and ten customers, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s revenue was generated from ten and sixteen customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the three months ended September 30, 2025 and 2024, three and two significant customers accounted for $968,138 or 73.0% and $1,357,584 or 69.4% of revenue, respectively. For the nine months ended September 30, 2025 and 2024, three and two significant customers accounted for $1,794,521 or 67.4% and $1,449,944 or 54.1% of revenue, respectively.

As of September 30, 2025 and December 31, 2024, accounts receivable was from five and nine customers, of which, four and three customers accounted for $878,115 or 95.8% and $158,416 or 66.9% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the three months ended September 30, 2025 and 2024, the Company had three and four customers outside of the United States (i.e., European customers) that accounted for $447,688 or 38.4% and $549,528 or 28.1% of revenue, respectively. For the nine months ended September 30, 2025 and 2024, the Company had three and eight customers outside of the United States (i.e., European customers) that accounted for $677,126 or 26.8% and $853,530 or 31.9% of revenue, respectively.

As of September 30, 2025 and December 31, 2024, the Company had three and four customers outside of the United States (i.e., European customers) that accounted for $616,296 or 67.2% and $145,603 or 61.5% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended September 30, 2025 and 2024, one CRO accounted for $991,069 or 87.2% and $690,359 or 94.6% of total research services we purchased, respectively. For the nine months ended September 30, 2025 and 2024, two CROs accounted for $2,385,116 or 87.6% and $1,647,399 or 92.0% of total research services we purchased, respectively. As of September 30, 2025 and December 31, 2024, two CROs accounted for $684,503 or 56.6% and $284,166 or 58.9% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, all our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of September 30, 2025, and December 31, 2024, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of September 30, 2025, and December 31, 2024.

Accounts receivable consist of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Billed receivable	$211,459	$173,993
Unbilled receivable	705,115	63,034
	$916,574	$237,027

Accounts Payable

Accounts payable consist of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Research and development expenses	$705,834	$340,698
Legal expenses	437,558	68,420
Other	65,018	73,202
	$1,208,410	$482,320

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Employee wages and benefits	$486,981	$496,906
Research and development expenses	825,383	437,196
Legal expenses	25,000	25,000
Other	35,000	11,360
	$1,372,364	$970,462

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

Royalties: With respect to licenses deemed to be the predominant item to which the sales-based royalties relate, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the royalty relates has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its sublicensing arrangements.

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, including related party, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$514,886	$336,068	$1,357,727	$1,119,502
Personnel related costs	56,986	121,081	303,371	334,297
Facilities, overhead and other	—	3,092	35,132	44,794
	$571,872	$460,241	$1,696,230	$1,498,593

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

The Company’s financial instruments included cash, cash equivalents, restricted cash and cash equivalents, investment in debt securities, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred research and development obligations, deposits, warrants, and the Company’s 8% Senior Secured Convertible Promissory Notes (the “Convertible Notes”), due March 2027. The carrying amount of these financial instruments, except for warrants and investment in debt securities and Convertible Notes, approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term investments in debt securities are recorded at amortized cost, and their estimated fair value amounts are provided by the third-party broker service for disclosure purposes. See Note 4 for additional information related to the Convertible Notes and Note 7 for warrants.

Income Taxes

For the nine months ended September 30, 2025, there was no provision for income taxes or unrecognized tax benefits recorded. As of September 30, 2025 and December 31, 2024, deferred tax assets were $19.2 million and $17.6 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025, a total of 6,299,353 shares of potentially dilutive securities, including 64,656 shares of unvested restricted stock units, stock options to purchase 5,932,097 shares of Common Stock, and stock warrants to purchase 302,600 shares of Common Stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2024, a total of 5,962,960 shares of potentially dilutive securities, including 117,925 shares of unvested restricted stock units and options to purchase 5,845,035 shares of Common Stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

New Accounting Pronouncements as of September 30, 2025

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for our annual disclosures for the year ending December 31, 2025. We do not expect that this guidance will have a material impact on our financial position and our results of operations.

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The guidance enhances the disclosures about an entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for annul periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the impact of adopting this guidance.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2025-05 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Note 2: Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents or restricted cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of September 30, 2025, and December 31, 2024:

	September 30, 2025 (Unaudited)
			Allowance	Gross	Gross
			for	Unrealized	Unrealized
	Level (1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost

Cash	1	$1,759,752	$—	$—	$—	$1,759,752
Money market funds (2)	1	5,396,036	—	—	—	5,396,036
Short-term investment in corporate bonds (3)(5)(6)	2	3,101,615	—	2,775	—	3,098,840
Long-term investment in corporate bonds (4)(5)(6)	2	64,550	—	—	(11)	64,561
Total		$10,257,403	$—	$2,775	$—	$10,319,189
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash and cash equivalents						(1,321,278)
Total cash, cash, cash equivalents and investments						$8,997,911

	December 31, 2024 (Audited)
			Allowance	Gross	Gross
			for	Unrealized	Unrealized
	Level (1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost

Cash	1	$926,287	$—	$—	$—	$926,287
Money market funds (2)	1	5,580,463	—	—	—	5,580,463
Short-term investment in corporate bonds (3)(5)(6)	2	2,756,428	—	—	(149)	2,756,577
Total		$9,263,178	$—	$—	$(149)	$9,263,327

Notes:

(1)	Definition of the three-level fair value hierarchy:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
●	Level 2 - Other inputs that are directly or indirectly observable in the markets
●	Level 3 - Inputs that are generally unobservable

(2)	All our money market funds were invested in U.S. Government money market funds.
(3)	Short-term investment securities will mature within 12 months or less, from the applicable reporting date.
(4)	Long-term investment securities will mature between 12 months and 18 months from the applicable reporting date.
(5)

For the three months ended September 30, 2025 and 2024, the Company received discounts of $2,432 and $9,023 to purchase held-to-maturity investment securities, respectively. For the nine months ended September 30, 2025 and 2024, the Company received discounts of $18,154 and $70,495 to purchase held-to-maturity investment securities, respectively.

For the year ended December 31, 2024, the Company received discounts of $78,770 to purchase held-to-maturity investment securities.

(6)	The Company considers the decline in the market value of its investment portfolio to be temporary in nature. As of September 30, 2025 and December 31, 2024, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

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

As of September 30, 2025, the Company has received approximately $2.4 million of the Gates Foundation Grant. The remaining award of approximately $0.7 million is expected to be received later in 2026, subject to potential modifications of timing and amounts.

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

For the three and nine months ended September 30, 2025, the Company recognized grant revenue of $527,363 and $1,065,470, respectively, in connection with the Gates Foundation Grant. For the three and nine months ended September 30, 2025, the Company recognized cost of grant revenue of $447,140 and $969,989, respectively, in connection with the Gates Foundation Grant.

As of September 30, 2025, the Company had restricted cash and cash equivalents of $1,321,278 and deferred research and development obligations of $1,321,278 related to the Gates Foundation Grant.

Coalition for Epidemic Preparedness Innovations (CEPI) Grant

On March 20, 2025, the Company received a funding award from CEPI to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant funding. The Company will be reimbursed for research and development expenses in arrears on a quarterly basis. As of September 30, 2025, the Company has an account receivable of $462,754 related to the CEPI Grant.

For the three and nine months ended September 30, 2025, the Company recognized grant revenue of $287,209 and $462,754, respectively, in connection with the CEPI Grant. For the three and nine months ended September 30, 2025, the Company recognized cost of grant revenue of $292,110 and $435,573, respectively, in connection with the CEPI Grant.

Proliant

On June 27, 2024, the Company entered into a License and Development Agreement (the “Proliant Agreement”) with Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals (“Proliant”), pursuant to which, Proliant will license Dyadic’s proprietary fungal microbial expression and production platforms and microbial strains for the production of recombinant serum albumin, for an initial period of 10 years with an option to extend for an additional 3 years under certain circumstances. Under the terms of the Proliant Agreement, Dyadic has received an initial upfront payment of $500,000 and a second payment of $500,000 upon the completion of the transfer of a Production Strain (as defined in the Proliant Agreement) for the year ended December 31, 2024.

On October 14, 2025, the Company received the final milestone payment of $500,000 upon meeting a certain productivity threshold. Upon commencing commercial sales of animal-free recombinant serum albumin products, the Company expects to receive royalties in 2026 based on a certain percentage of the gross margin received by Proliant, as defined in the Proliant Agreement.

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

In June 2025, the Company recognized milestone revenue of $250,000 upon the achievement of commercially viable target yield related to the Inzymes Agreement.

The Company will continue evaluating the achievement of milestones related to product commercialization of two products expected in 2026 when they are considered probable and estimable under the Inzymes Agreement.

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

On September 15, 2025, the Company entered into a third amendment (the “Third Amendment” and, together with the Amendment and the Second Amendment, the “Amendments”) to the Convertible Notes. Pursuant to the Third Amendment, Schedule A of the Security Agreement was replaced in its entirety to reflect updates to the Secured Parties (as defined in the Security Agreement) thereunder, including the addition of a trust for the benefit of the Company’s Chief Executive Officer, Mark Emalfarb, as a result of his purchase and assignment to him of one of the Notes from an existing note holder in a principal amount of $1,000,000.

The Company assessed the Amendment, the Second Amendment and the Third Amendment for a debt extinguishment or modification in accordance with ASC 470-50. As both the changes in the present value of future cash flows of the modified Convertible Notes to that of the original Convertible Notes (including callable features) and the change in fair value of the embedded conversion option to that of the carrying value of the Convertible Notes immediately before modification resulted in a less than 10% change, none of the Amendments were deemed substantial and they are regarded as a note modifications. The Company did not incur any gain or loss relating to the modifications and any incremental costs, including legal fees, related to the Amendments were expensed.

For the three and nine months ended September 30, 2025, $118,467 and $327,440 of interest were paid, and debt issuance costs of $12,310 and $36,105 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively.

For the three and nine months ended September 30, 2024, $114,933 and $149,778 of interest were paid, and debt issuance costs of $17,244 and $43,961 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively.

As of September 30, 2025, the accrued interest on the Convertible Notes to related parties and other third parties was $25,133 and $60,000, respectively. As of September 30, 2024, the accrued interest on the Convertible Notes to related parties and other third parties was $27,173 and $80,000, respectively.

As of September 30, 2025 and 2024, accumulated amortized debt issuance costs are $72,481 and $26,394, respectively.

During the year ended December 31, 2024, $910,000 of the Convertible Notes were converted into 556,623 shares of the Company’s Common Stock. As of September 30, 2025, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Mark A. Emalfarb Trust (1)	09/15/25	03/08/27	8%	1,000,000	—	—	1,000,000
Francisco Trust dated 2/28/1996 (2)	03/08/24	03/08/27	8%	1,000,000	—	—	1,000,000
Bradley Emalfarb (3)	03/08/24	03/08/27	8%	500,000	—	(500,000)	—
Bradley Scott Emalfarb Irrevocable Trust (3)	03/08/24	03/08/27	8%	410,000	—	(410,000)	—
Emalfarb Descendent Trust (4)	03/08/24	03/08/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$3,000,000	$—	$(910,000)	2,090,000
Unamortized Debt Issuance Costs - Related Party							(31,431)
Net Carrying Amount							$2,058,569

Convertible Notes - Third Party (1)	03/08/24	03/08/27	8%	$3,000,000	$—	$—	3,000,000
Unamortized Debt Issuance Costs - Third Party							(45,118)
Net Carrying Amount							$2,954,882

Notes:

(1)	On September 15, 2025, Mark A. Emalfarb Trust dated October 1, 1987, as amended and restated on June 28, 2019 (the “MAE Trust”), purchased and was assigned $1,000,000 of the Convertible Notes from an existing note holder. Mr. Mark A. Emalfarb, our Chief Executive Officer, is the sole beneficiary and serves as sole trustee of the MAE Trust and has sole voting and dispositive power over the shares of Common Stock held by the MAE Trust. As of September 30, 2025, the amount of accrued interest for the MAE Trust was $3,334.
(2)	Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of Common Stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. As of September 30, 2025, the amount of accrued interest for the Francisco Trust was $20,000.
(3)	Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of Common Stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In 2024, $500,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 294,891 shares of the Company’s Common Stock and $410,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 261,732 shares of the Company’s Common Stock. As of September 30, 2025, there was no accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust.
(4)	Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our Chief Executive Officer, are co-trustees of the Emalfarb Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of Common Stock held by the Emalfarb Descendant Trust. As of September 30, 2025, the amount of accrued interest for the Emalfarb Descendant Trust, was $1,800.

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

VTT Research Contract

On September 30, 2025, the Company entered into a Sixth Amendment to the commission contract concerning VTT Technical Research Centre of Finland Ltd. (“VTT”) to continue developing Dyadic’s C1 fungal expression system (the “Sixth Amendment”). The original contract was entered on June 28, 2019, and subsequently amended by the First Amendment on June 21, 2022, the Second Amendment on September 9, 2022, the Third Amendment on January 31, 2024, the Fourth Amendment on February 19, 2025, and the Fifth Amendment on July 1, 2025. Under the terms of the Sixth Amendment, the contract duration was extended to January 31, 2026, and Dyadic will pay VTT a total of approximately EUR 187,939.

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

As of September 30, 2025, the Company had 5,932,097 stock options outstanding and 64,656 unvested restricted stock units in addition to 1,571,382 shares of Common Stock available for grant under the 2021 Plan. As of December 31, 2024, the Company had 5,788,597 stock options outstanding and 117,925 unvested restricted stock units in addition to 2,056,629 shares of Common Stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the nine months ended September 30, 2025, are as follows:

Risk-Free interest rate	4.1% - 4.4%
Expected dividend yield	—%
Expected stock price volatility	65.1-65.4%
Expected life of options (in years)	0.8-6.3

The following table summarizes the stock option activities for the nine months ended September 30, 2025:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2024	5,788,597	$2.97	5.34	$655,578
Granted (1)	698,500	1.71
Exercised (2)	(55,000)	1.17
Canceled (3)	(500,000)	2.95
Outstanding at September 30, 2025	5,932,097	$2.84	4.54	$3,575

Exercisable at September 30, 2025	4,718,372	$3.10	3.61	$—

Notes:

(1)	Represents the following options granted:
●	Annual share-based compensation awards on January 2, 2025, with an exercise price of $1.74, including: (a) 356,500 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 277,500 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 19,500 stock options granted to employees, vesting annually in equal installments over four years, and (d) 20,000 stock options granted to a consultant, vesting upon one year anniversary.
●	One time share-based compensation award on May 30, 2025, with an exercise price of $1.04, of 25,000 stock options granted to an executive, vesting annually in equal installments over four years.

(2)	Represents the following options exercised:

(a) 25,000 stock options with an exercise price of $0.97 per share exercised by a board member (b) 30,000 stock options with an exercise price of $1.33 per share exercised by a board member.

(3)	Represents the following options canceled:

(a) 55,000 stock options with an exercise price of $1.75 per share granted to a consultant, (b) 75,000 stock options with an exercise price of $4.10 per share granted to key personnel, (c) 37,500 stock options with an exercise price of $2.23 per share granted to a consultant, (d) 265,000 stock options with a weighted average exercise price of $3.28 per share granted to a former board member, and (e) 67,500 stock options with an exercise price of $1.74 per share granted to a former board member.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity for the nine months ended September 30, 2025:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	117,925	$1.59
Granted (1)	230,023	1.74
Vested (2)	(272,516)	1.68
Unvested shares forfeited (3)	(10,776)	1.74
Outstanding at September 30, 2025	64,656	$1.74

Notes:

(1)	On January 2, 2025, the Company granted 96,984 restricted stock units, vesting upon one year anniversary, to the Board of Directors as a result of reduction in director cash compensation of 2025, and an aggregate of 133,039 restricted stock units, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2024.
(2)	Represents the vesting 133,039 RSUs granted to executives and key personnel, and 139,477 RSUs granted to the Board of Directors.
(3)	Represents the cancellation of unvested RSUs granted to a former member of the Board of Directors.

Compensation Expenses

We recognize all share-based payments to employees and our Board of Directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the three and nine months ended September 30, 2025, there were forfeitures of $33,254 and $50,134, respectively.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$155,022	$235,024	$686,339	$814,430
Research and development	17,330	12,366	51,505	37,041
Total	$172,352	$247,390	$737,844	$851,471

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share based compensation expense - stock option	$133,559	$200,387	$615,714	$634,194
Share based compensation expense - restricted stock units	38,793	47,003	122,130	217,277
Total	$172,352	$247,390	$737,844	$851,471

Warrants

On August 1, 2025, in connection with the services the Underwriter provided to the Company in the Offering, the Company issued to the Underwriter warrants to purchase up to 302,600 shares of Common Stock (the “Underwriter Warrants”), representing 5.0% of the total shares sold in the Offering. The Underwriter Warrants are exercisable at a price of $1.0925 per share, at any time and from time to time, in whole or in part, from January 28, 2026 until August 1, 2030. As of September 30, 2025, there were 302,600 outstanding warrants to purchase Common Stock. See Note 7 Shareholder’s Equity.

The warrants were accounted for as equity-classified instruments under ASC 718. The fair value of the warrants, determined using the Black-Scholes option pricing model, was estimated to be $0.58 at the issuance date and was recorded as a component of additional paid-in capital, with a corresponding reduction to offering proceeds as an offering cost. The assumptions used in the Black-Scholes model included:

Expected term:	5 years
Expected volatility:	64.97%
Risk-free interest rate:	3.67%
Dividend yield:	0%

Note 7: Shareholders’ Equity

Public Offering of Common Stock

On July 30, 2025, the Company entered into an underwriting agreement (the “UA”) with Craig-Hallum Capital Group, in its capacity as underwriter, relating to the issuance and sale of 6,052,000 shares of the Company’s Common Stock at a price of $0.95 per share. The closing of the Offering occurred on August 1, 2025.

Total gross proceeds from the Offering were $5,749,400. Net proceeds, after legal expenses, underwriting discounts and offering expenses, were $4,940,690. The Company intends to use the proceeds for working capital and general corporate purposes, such as product development, sales and marketing.

Joseph Hazelton, our President and Chief Operating Officer, purchased 26,000 shares of the Company’s Common Stock in the Offering at the public offering price.

In consideration for Craig-Hallum serving as the underwriter of the Offering, the Company paid the Underwriter a cash fee equal to 7% of the aggregate gross proceeds raised in the Offering, reimbursed the Underwriter for certain expenses and legal fees in the amount of $75,000, and issued the Underwriter Warrants.

Issuances of Common Stock Related to Stock Options and RSU’s

For the nine months ended September 30, 2025, there were 272,516 shares issued from the vesting of restricted stock units with a weighted average issue price of $1.68 per share and 27,483 shares issued from the exercise of stock options. For the nine months ended September 30, 2024, there were 778,310 shares of the Company’s Common Stock issued with a weighted average issue price of $1.63 per share, including 335,195 shares from the converted Convertible Notes, 437,546 shares from the vesting of restricted stock units, and 5,569 shares from the exercise of stock options.

Treasury Stock

As of September 30, 2025, there were 12,253,502 shares of Common Stock held in treasury, at a cost of $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8: Segment

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing and commercializing synthetic protein products using the Company’s proprietary microbial platforms, including Dapibus TM and C1. The Company’s chief operating decision maker, or CODM, is the Company’s senior management team that includes the Chief Executive Officer, President & Chief Operating Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

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

The CODM reviews cash, cash equivalents and investment securities as a measure of segment assets. As of September 30, 2025 and December 31, 2024, the Company’s cash, cash equivalents, restricted cash and cash equivalents and its investment securities, including accrued interest were $10.4 million and $9.3 million, respectively.

The following table presents information about segment revenue, significant segment expenses and segment operating loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$1,164,617	$1,957,500	$2,524,819	$2,678,013
Total cost of revenues	1,024,003	395,894	1,935,252	841,805

Research and development expenses:
Outside contracted services	514,886	336,068	1,357,727	1,119,502
Personnel related costs	39,656	108,715	251,866	297,256
Facilities, overhead, and other	—	3,092	35,132	44,794
General and administrative expenses:
Compensation and related expenses	591,228	553,472	1,805,026	1,803,375
Business consulting expenses	115,402	149,457	367,729	566,809
Legal and professional services	419,539	140,977	960,215	731,042
Other G&A expenses	200,165	219,054	695,015	778,678
Share-based compensation expenses	172,352	247,390	737,844	851,471
Foreign currency exchange loss, net	12,755	5,995	35,925	14,044
Other (Income) expenses, net	50,643	846	140,453	(112,484)
Net loss	$1,976,012	$203,460	$5,797,365	$4,258,279

Note 9: Subsequent Event

For the purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through November 12, 2025, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

Overview

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”), d/b/a, Dyadic Applied BioSolutions, is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the U.S. and the Netherlands. We aim to develop and commercialize scalable, non-animal protein production platforms to meet growing global demand across the life sciences, food and nutrition, and bio-industrial markets.

Our proprietary platforms—Dapibus™ and C1—are designed for rapid, cost-effective, and flexible production of high-value proteins, enabling partners to reduce development timelines and manufacturing costs. While Dyadic’s primary focus is on non-therapeutic applications, both platforms retain the capability to produce biologics, such as vaccines and therapeutic proteins, for external partners.

Platform Capabilities

Dyadic’s Dapibus™ and C1 platforms are engineered microbial protein production systems optimized for high-yield, low-cost, and scalable protein production. Built on decades of industrial experience, these platforms support applications in:

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

Dapibus™ Protein Production Platform

To accelerate commercialization and reduce regulatory risk, Dyadic developed the Dapibus™ platform—a proprietary protein production system designed to produce high-value, non- animal proteins and enzymes for non-pharmaceutical markets including life sciences, food and nutrition, and bio-industrial sectors.

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

C1 Protein Production Platform

Dyadic’s proprietary C1 protein production system is a patented, thermophilic fungal platform (Thermothelomyces heterothallica fungus) developed for the cost-effective, large-scale production of proteins. Originally used to manufacture industrial enzymes, Dyadic has engineered C1 into a high-yield, scalable platform for both biopharmaceutical and non- pharmaceutical applications.

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

Recent Operational Highlights

Corporate Development

●	CRISPR License Agreement: Dyadic entered into a non-exclusive CRISPR/Cas9 license with ERS Genomics, expanding its genetic engineering capabilities to accelerate strain optimization and pathway enhancement across its proprietary production platforms. The agreement strengthens Dyadic’s ability to improve productivity, product quality, and innovation for both internal programs and partner-driven applications.

●	Corporate Rebrand and Website Overhaul: Dyadic rebranded as Dyadic Applied BioSolutions and launched a redesigned corporate website to support commercial growth. The new platform enhances online ordering capabilities for research products, strengthens investor and business development engagement, and expands the company’s digital presence and social media outreach.

●	Expanding Commercial Efforts in Asia: Dyadic advanced its international growth strategy by partnering with Intralink to expand in Japan and South Korea, both seen as growing biopharma markets. The initiative focuses on commercializing Dyadic’s high-value animal-free proteins, including DNase1 and Transferrin, to address what is seen as rising regional demand for biologics and cell and gene therapy manufacturing inputs.

●	Peer-Reviewed Publication Validates C1 Platform for Vaccine Antigen Production: A study published in “Vaccine” (October 24, 2025) demonstrated the successful production and characterization of full-length SARS-CoV-2 spike protein using Dyadic’s Thermothelomyces heterothallica (C1) platform. The C1-produced spike exhibited comparable structure, stability, and immunogenicity to mammalian cell–derived antigens, highlighting the platform’s potential as a scalable and cost-efficient system for manufacturing complex glycoproteins and vaccine candidates.

Life Sciences

●	Non-Animal Cell Culture Media

●	Recombinant Serum Albumin: Dyadic, in collaboration with Proliant Health and Biologicals (“Proliant”), has supported the development of animal-free serum albumin which is expected to be commercially launched in late 2025 or early 2026 for use in diagnostic and research markets. Dyadic has received $1.5 million in milestone payments to date, including the third milestone payment of $0.5 million received in October 2025, and anticipates ongoing revenue sharing from future sales in 2026.

●	Recombinant Transferrin: Dyadic’s animal-free transferrin has performed consistently with leading recombinant reference standards in cell proliferation testing for animal muscle cell growth. Designed as a high-quality, cost-effective, non-animal derived alternative to serum-derived transferrin, it targets applications in cell culture media, diagnostics, research, and bioprocessing. The Company is actively expanding validation efforts for diagnostic, research, and cell culture uses, with initial purchase orders expected by the end of 2025.

●	Recombinant Growth Factors: Dyadic’s recombinant Fibroblast Growth Factor (FGF) has shown comparable efficacy to reference standards in supporting animal muscle cell growth. Optimization and validation are ongoing, with initial purchase orders received in October 2025 within the cultured meat segment.

●	Reagent Proteins & DNA/RNA Enzymes

●	DNase-1 (RNase-free): Dyadic has completed production validation and is now manufacturing research-grade RNase-free DNase-1 for molecular diagnostics, biopharma, and related applications. Following successful scale-up, sampling is actively underway with initial purchase orders expected by the end of 2025.

●	Expanded Nucleic Acid Enzymes Portfolio: Dyadic continues to advance its portfolio of DNA/RNA manipulation enzymes, including RNase Inhibitors and T7 RNA Polymerase. Prototype development and validation have shown encouraging results, with ongoing optimization expected to yield additional improvements and data through late 2025 and into 2026.

Food and Nutrition

●	Non-animal Dairy Applications

●	Alpha-Lactalbumin: A key nutritional whey protein that supports healthy growth and cellular function in both infant and adult nutrition applications. Dyadic has agreed to terms with a non-animal dairy development company for the development of recombinant alpha-lactalbumin targeting the infant nutrition segment. The protein has demonstrated positive results in product qualification and application testing, with characterization ongoing and sampling for research and nutritional markets expected early 2026.

●	Human Lactoferrin: An iron-binding glycoprotein found in milk and other secretions, valued for its antimicrobial and immune-supporting properties and widely used in nutritional and health-related research. Dyadic has developed a stable cell line, with continued optimization and characterization underway, and sampling for research use will begin in early 2026.

●	Non-Animal Dairy Enzymes: In Q3 2025, Dyadic received a $250,000 milestone payment from Inzymes for productivity achievements for a second enzyme, bringing total payments received from Inzymes to $1.275 million. Scale-up and commercialization efforts for the first enzyme are progressing toward a late 2025 or early 2026 launch, with additional enzymes in development under the existing license agreement.

Bio Industrial Products

●	In partnership with Fermbox Bio, Dyadic launched EN3ZYME™ in May 2024—an enzyme cocktail for converting agricultural residue into fermentable cellulosic sugars, produced using the Dapibus™ production platform. Initial enzyme deliveries have been completed under Fermbox’s purchase order, Dyadic is to receive a 50/50 profit share from commercial sales.

●	Sampling efforts are currently underway and have expanded into healthcare applications, with ongoing negotiations in the biomass processing, biofuels, and pulp & paper markets to broaden adoption and explore new enzyme development opportunities.

Biopharmaceutical Programs

●	Gates Foundation Collaboration: Dyadic has achieved key milestones in developing low-cost monoclonal antibodies (mAbs) for malaria and RSV receiving a total of approximately $2.4 million funding from a $3 million grant. Early data show C1-produced mAbs perform comparably to mAbs produced from traditional CHO cell lines.

●	CEPI–Fondazione Biotecnopolo di Siena: Advancing under a $4.5 million CEPI grant, Dyadic is eligible for up to $2.4 million to support antigen design, cell line development, and cGMP scale-up for vaccines and antibodies.

●	European Vaccines Hub: The €170 million EU-backed initiative led by Dr. Rino Rappuoli is assessing C1 for its potential to accelerate timelines, boost productivity, and reduce costs in vaccine and antibody manufacturing.

●	Uvax Bio Collaboration: Backed by a $2.6 million CEPI grant, this program is evaluating C1 for rapid, cost-effective MERS vaccine production.

●	AdaptVac Consortium: A $12.4 million CEPI and Horizon Europe–funded initiative integrating C1 to develop broad-spectrum filovirus vaccines, underscoring C1’s speed, scalability, and cost-efficiency.

Nasdaq Deficiency Notices and Remediation

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum Market Value of Listed Securities (“MVLS”) of $35 million, which MVLS cannot fall below $35 million for a period of more than 30 consecutive trading days (the “MVLS Requirement”), and a minimum bid price of at least $1 per share, which cannot fall below $1 for a period more than 30 consecutive trading days (the “Minimum Bid Price Requirement”). Earlier this year, we were notified that we did not comply with either of the MVLS Requirement or the Minimum Bid Price Requirement and could become subject to delisting if we did not cure these deficiencies during specified cure periods. In October, we were notified by Nasdaq that we have since cured these deficiencies within the applicable cure periods and have regained compliance with the applicable continued listing requirements. Thus, these Nasdaq deficiency matters are now closed.

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

Stock-Based Compensation

We have granted stock options to employees, directors, and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to certain contractors (i.e., 2 to 5 years). The expected stock price volatility was calculated based on the Company’s own volatility. The Company reviews its volatility assumption on an annual basis and has used the Company’s historical volatilities since 2016.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense / (benefit) is recognized for: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.

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

The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company currently is not subject to U.S. federal, state, and local tax examinations by tax authorities for the years before 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Results of Operations

Three and Nine months Ended September 30, 2025 Compared to the Same Periods in 2024

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development revenue	$350,046	$532,500	$746,595	$1,253,013
Grant revenue	814,571	—	1,528,224	—
License and milestone revenue	—	1,425,000	250,000	1,425,000
Costs of research and development revenue	254,753	395,894	529,690	841,805
Cost of grant revenue	769,250	—	1,405,562	—

For the three months ended September 30, 2025, the decrease in research and development revenue and cost of research and development revenue was due to a reduction in the number of active collaborations to four compared to ten for the same period a year ago.

For the nine months ended September 30, 2025, the decrease in research and development revenue and cost of research and development revenue was due to a reduction in the number of active collaborations to seven compared to twenty for the same period a year ago.

The grant revenue and cost of grant revenue for the three and nine months ended September 30, 2025, were related to the Gates Foundation and CEPI grants. There was no grant revenue for the three and nine months ended September 30, 2024.

For the nine months ended September 30, 2025, the license and milestone revenue of $250,000 was related to the Inzymes Agreement. There was no license revenue for the three months ended September 30, 2025. For the three and nine months ended September 30, 2024, the license revenue was related to the licensing fee from the Proliant agreement of $1.0 million, and a success fee payment from the Inzyme agreement of $425,000.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended September 30, 2025, increased to $572,000 compared to $460,000 for the same period a year ago. The increase was driven by a rise in the number of active internal research initiatives undertaken to expedite product development.

Research and development expenses for the nine months ended September 30, 2025, increased to $1,696,000 compared to $1,499,000 for the same period a year ago. The increase was driven by a rise in the number of active internal research initiatives undertaken to expedite product development.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025, increased by 14.1% to $1,481,000 compared to $1,298,000 for the same period a year ago. The increase reflected increases in rebranding and business development expenses of $176,000, legal and accounting expenses of $83,000, and other expenses of $3,000, offset by a decrease in share-based compensation expenses of $79,000.

General and administrative expenses for the nine months ended September 30, 2025, decreased by 3.8% to $4,514,000 compared to $4,694,000 for the same period a year ago. The decrease reflected reductions in share-based compensation expenses and management and board expenses of $168,000, legal and accounting expenses of $49,000, insurance expenses of $46,000, offset by increases in rebranding and business development expenses of $47,000 and other expenses of $36,000.

Loss from Operations

Loss from operations for the three months ended September 30, 2025, increased to $1,925,000 compared to $203,000 for the same period a year ago. The increase in loss from operations was largely attributable to a decrease in total revenue of $793,000, an increase in cost of grant revenue of $769,000, an increase in general and administrative expenses of $183,000, and an increase in research and development expenses of $112,000, partially offset by a decrease in cost of research and development revenue of $141,000.

Loss from operations for the nine months ended September 30, 2025, increased to $5,657,000 compared to $4,371,000 for the same period a year ago. The increase in loss from operations was largely attributable to an increase in cost of grant revenue of $1,406,000, an increase in research and development expenses of $198,000, and a decrease in total revenue of $153,000, partially offset by a decrease in cost of research and development revenue of $312,000 and a decrease in general and administrative expenses of $180,000.

Other Income (Expenses), Net

For the three months ended September 30, 2025, total other income (expenses), net, was an expense of $51,000 compared to an expense of $1,000 for the same period a year ago. The decrease in other income was due to a reduction of $64,000 in interest income, partially offset by a decrease in interest expenses of $14,000 related to the Convertible Notes.

For the nine months ended September 30, 2025, total other income (expenses), net, was an expense of $140,000 compared to an income of $112,000 for the same period a year ago. The decrease in other income was due to a decrease in interest income of $152,000 and an increase in interest expenses related to the Convertible Notes of $40,000.

Net Loss

Net loss for the three months ended September 30, 2025, was $1,976,000 compared to $203,000 for the same period a year ago. The increase reflected an increase of $1,722,000 in loss from operations, and a decrease in interest income of $50,000.

Net loss for the nine months ended September 30, 2025, was $5,797,000 compared to $4,258,000 for the same period a year ago. The increase reflected an increase of $1,286,000 in loss from operations, and a decrease in interest income and increase in interest expenses of $253,000.

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

On September 15, 2025, Mark A. Emalfarb Trust dated October 1, 1987, as amended and restated on June 28, 2019 (the “MAE Trust”), purchased and was assigned $1,000,000 of the Convertible Notes from an existing note holder. Mr. Mark A. Emalfarb, our Chief Executive Officer, is the sole beneficiary and serves as sole trustee of the MAE Trust and has sole voting and dispositive power over the shares of Common Stock held by the MAE Trust. As of September 30, 2025, the amount of accrued interest for the MAE Trust was $3,334.

On August 1, 2025, the Company completed an underwritten offering of 6,052,000 shares of the Company’s Common Stock pursuant to an underwriting agreement, dated July 30, 2025, between the Company and Craig-Hallum Capital Group LLC. The public offering price in the Offering was $0.95 per share of Common Stock. The net proceeds to the Company from the Offering were $4.9 million, after deducting legal expenses, underwriting discounts and commissions, and other offering expenses. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing.

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

As of September 30, 2025, cash, cash equivalents, and restricted cash and cash equivalents were $7.2 million compared to $6.5 million as of December 31, 2024. The carrying value of investment grade securities, including accrued interest as of September 30, 2025, was $3.2 million compared to $2.8 million as of December 31, 2024.

Net cash used in operating activities for the nine months ended September 30, 2025 was $3.9 million, which was principally attributable to a net loss of $5.8 million, partially offset by changes in operating assets and liabilities of $1.1 million and share-based compensation expenses of $0.7 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $3.3 million, which was principally attributable to a net loss of $4.3 million, partially offset by changes in operating assets and liabilities of $0.2 million and share-based compensation expenses of $0.9 million.

Net cash used in investing activities for the nine months ended September 30, 2025 was $0.4 million, compared to $3.1 million for the nine months ended September 30, 2024. The change in investing activities was attributable to a reduction in purchases of held-to maturity investment securities of $0.9 million, an increase in proceeds received from maturities of investment securities of $1.9 million and proceeds from the sale of investment in Alphazyme in 2024 of $0.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $5.0 million, which was mainly related to net proceeds from public offering, compared to $5.8 million for the nine months ended September 30, 2024, which was related to net proceeds from the issuance of Convertible Notes.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have in the past, and may in the future, be unable to comply with the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). While we have since regained compliance, if we again fail to comply with listing standards in the future, our common stock may be delisted.

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum MVLS of $35 million, which MVLS cannot fall below $35 million for a period of more than 30 consecutive trading days, and a minimum bid price of at least $1 per share, which cannot fall below $1 for more than 30 consecutive trading days. Earlier this year, we were notified that we did not comply with either of the MVLS Requirement or the Minimum Bid Price Requirement and could become subject to delisting if we did not cure these deficiencies within specified cure periods. We have since cured these deficiencies within the applicable cure periods and regained compliance with the applicable continued listing requirements.

However, in the event that we fail to comply with these or other continued listing requirement in the future, our common stock could be delisted from Nasdaq. If so, the trading of our common stock could be conducted in the over-the-counter market established for unlisted securities such as the OTCQX, the OTCQB, the OTCID Basic Market or the Pink Limited Market, but there can be no assurance that our common stock will be eligible for trading on any such alternative market. Additionally, if our common stock is delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a reduction in our coverage by securities analysts, and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Upon closing of our Offering on August 1, 2025, we issued the Underwriter Warrant, in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act. For more information, see “Warrants” in Note 6 to the Consolidated Financial Statements.
(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) For the quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.3	Fourth Amended and Restated Bylaws of Dyadic International, Inc., effective May 29, 2025	8-K	3.1	June 2, 2025
10.1	Amendment to Security Agreement dated as of September 15, 2025	8-K	10.1	September 16, 2025
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2025	DYADIC INTERNATIONAL, INC.

	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer
(Principal Executive Officer)

November 12, 2025	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

