Form 10-K
period 2025-12-31
DYADIC INTERNATIONAL INC
filed 2026-03-25
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (24,468,839 shares) computed by reference to the closing price of $0.99 as reported on the NASDAQ Stock Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $24,224,151. Shares of the registrant’s common stock held by executive officers, directors, and other affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2026, the registrant had 36,438,703 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Registrant’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year.

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

Forward-looking statements involve many risks, uncertainties or other factors beyond Dyadic’s control. These factors include, but are not limited to, the items in the following list, which also summarizes some of our more principal risks:

Risks Related to Our Business and Financial Condition

●	We may not succeed in implementing our business strategy.
●	A significant portion of our revenue is derived from a small number of customers.
●	We have a history of net losses, and we may not achieve or maintain profitability.
●	We may expend our resources to pursue particular product candidates and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We could fail to manage our growth.
●	Our revenue growth depends in part on market and regulatory acceptance of our microbial protein production platforms and other technologies to develop and manufacture animal and/or human biopharmaceutical products and non-pharmaceutical products.
●	We may fail to commercialize our microbial protein production platforms or our other technologies for the expression of therapeutic proteins, antibodies, vaccines, and metabolites or other non-pharmaceutical biologic products.
●	If our competitors develop technologies and products more quickly and market more effectively than our product candidates, our commercial opportunity will be reduced or eliminated.
●	Alternative technologies may not require microbial or other cell produced proteins, such as our proprietary Dapibus™ and C1 cells.
●	The results of nonclinical studies and early-stage clinical trials may not be predictive of future results.
●	We may need substantial additional capital in the future to fund our business.
●	Changes in global economic and financial markets may have a negative effect on our business.
●	We face risks related to widespread outbreaks of contagious disease or other biological threats, any of which could significantly disrupt our operations and have a material adverse effect on our business, employees, directors, consultants, collaborators and other third parties, including business development activities and research and development projects conducted by third party contract research organizations parties.
●	Our sales and operations are subject to the risks of doing business internationally.
●	If we lose key personnel, including key management or board members, or are unable to attract and retain additional personnel, it could delay our technology and product development programs and harm our R&D efforts, and we may be unable to pursue research funding, licenses and other forms of collaborations or develop our own products.
●	Our product candidates may cause undesirable and unforeseen side effects or have other properties impacting safety that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

●	We may be sued for product liability.
●	Foreign currency fluctuations could adversely affect our results.
●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
●	We may make acquisitions, investments and strategic alliances that may use significant resources, result in disruptions to our business or distractions of our management, may not proceed as planned, and could expose us to unforeseen liabilities.
●	We rely significantly on information technology, including artificial intelligence and machine learning, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
●	The use of new and evolving technologies, such as artificial intelligence (“AI”), in our business may result in reputational harm, competitive harm or legal liability.
●	Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business.

Risks Related to Dependence on Third Parties

●	We are dependent on collaborations with third parties, and if we fail to maintain or successfully manage existing, or enter into new, strategic collaborations, we may not be able to develop and commercialize many of our technologies and products and achieve profitability.
●	We have limited or no control over the resources that any collaborator or licensee may devote to our programs, and reductions in collaborators’ R&D budgets may affect our businesses.
●	We heavily rely on contracts with third-party contract research organizations (“CROs”) and other third-party service providers across all aspects of our business, including to conduct our research and development, pre-clinical, CMC (“Chemistry, Manufacturing, and Controls”) and cGMP (“current Good Manufacturing Practices”) manufacturing, fill and finish, and potential clinical trials, which may not be available to the Company on commercially reasonable terms or at all.
●	Conflicts with the CROs, other service providers, collaborators and/or licensees could harm our business.
●	We rely on our collaborators and other third parties to deliver timely and accurate information in order to accurately report our financial results as required by law.

Risks Related to Government Regulations and Environmental, Social, and Governance Issues

●	Potential future regulations limiting our ability to sell genetically engineered products could harm our business.
●	Our employees and independent contractors, including principal investigators, CROs, CDMOs, consultants, vendors, and other service providers, may engage in misconduct or other improper activities, including noncompliance with applicable laws, regulations, and our internal policies and procedures.
●	Public views on ethical and social issues may limit use of our technologies.
●	Our results of operations may be adversely affected by environmental, health and safety laws, regulations and liabilities.
●	Increasing scrutiny and changing expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
●	We have no experience submitting applications to the FDA or similar regulatory authorities in the past and may not be able to obtain regulatory approval or may be subject to lengthy and/or unfavorable regulatory proceedings.
●	Our business is subject to extensive regulation; failure to comply with these regulations could adversely affect our business and financial results.

Risks Relating to Intellectual Property

●	Failure to protect our intellectual property and the intellectual property of certain third parties could harm our competitive position.
●	Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and resources and could prevent us and our collaborators from commercializing our or their technologies and products or negatively impact our stock price.
●	Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.

Risks Related to Our Common Stock

●	The price of our shares of common stock is likely to be volatile, and you could lose all or part of your investment.
●	Our quarterly and annual operating results may be volatile.
●	We do not expect to pay cash dividends in the future.
●	Our anti-takeover defense provisions may deter potential acquirers and depress our stock price.
●	Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.
●	Future resales of shares of our common stock may negatively affect our stock price.
●	The Company is exposed to credit risk and fluctuations in the values of its investment portfolio.
●	We are a smaller reporting company, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
●	If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading research or reports regarding us, our business or our market, our stock price and trading volume could decline.
●

If we fail to comply with the listing standards of the Nasdaq Stock Market, our common stock may be delisted, adversely affecting the liquidity and market price of our common stock, as well as our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern.

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

Overview

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”), doing business as Dyadic Applied BioSolutions, is a global biotechnology company based in Jupiter, Florida, with operations in the United States and a satellite office in the Netherlands. The Company develops, manufactures, and commercializes precision-engineered, animal-free recombinant proteins and enzymes for applications in life sciences, food and nutrition, and bio-industrial markets. These products are produced using Dyadic’s proprietary microbial expression platforms, including the C1 and Dapibus™ systems, which enable scalable and cost-effective production of recombinant proteins used in research, diagnostics, cell culture, nutrition, and industrial biotechnology. The Company utilizes third-party consultants, contract research organizations, and manufacturing partners to support certain research, development, and commercial activities.

Dyadic’s commercialization strategy includes direct product sales, distribution partnerships, manufacturing collaborations, and technology licensing agreements, which may include annual licensing fees, milestone payments, development funding, product supply revenues, and revenue-sharing arrangements. Through these approaches, the Company seeks to expand its portfolio of recombinant proteins and enzymes while enabling partners to develop and commercialize products using Dyadic’s production technologies.

For more than two decades, the Company developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named the C1 platform. Historically, the Company licensed this technology to third parties, including Abengoa Bioenergy, BASF SE, Codexis, Inc., and others, for use in industrial (non-pharmaceutical) applications.

Following the Company’s sale of certain industrial technology assets to Danisco USA, the industrial biosciences business of DuPont, Dyadic retained important rights to its proprietary and patented C1 protein production platform for pharmaceutical applications. Under the terms of the transaction, Dyadic maintains rights to sublicense the C1 platform for use in human and animal pharmaceutical applications, subject to certain exceptions, and may receive royalty payments upon commercialization of products developed using the platform.

After the DuPont transaction, the Company directed significant efforts toward advancing the C1 platform for pharmaceutical applications, including vaccines and monoclonal antibodies. These efforts focused on improving the platform’s ability to eventually produce stable, properly folded, and functional proteins suitable for pharmaceutical use. The Company has supported this work through multiple fully funded development programs and research collaborations designed to validate the C1 platform for potential pharmaceutical protein production.

Recognizing the longer development timelines and regulatory requirements associated with pharmaceutical products, Dyadic has expanded its business strategy to include the commercialization of recombinant proteins and enzymes for non-pharmaceutical markets, including research, diagnostics, food and nutrition, and industrial biotechnology. To address these markets, the Company developed the Dapibus™ Protein Production Platform, which enables production of alternative proteins and enzymes for applications in Life Sciences, Food & Nutrition, and Bio-industrial markets.

Given the reduced development timelines and regulatory requirements associated with many non-pharmaceutical applications, we believe these markets provide opportunities to generate near-term recurring revenue while simultaneously continuing to advance the C1 platform for pharmaceutical applications. The Company has recently achieved commercialization of certain recombinant protein products through a combination of partner collaborations and internal production activities, including the launch of AlbuFree™ DX recombinant human albumin by Proliant Health and Biologicals and recombinant DNase I through Dyadic’s collaboration with Fermbox Bio (“Fermbox”), which is now available for research and molecular biology applications

Effective August 1, 2025, the Company began doing business as Dyadic Applied BioSolutions. This rebranding reflects the Company’s strategic transition toward a commercially focused biotechnology company delivering applied protein and enzyme solutions through its patented and proprietary Dapibus™ and C1 gene expression platforms.

Platform Capabilities

Dyadic’s Dapibus™ and C1 production platforms are engineered microbial expression systems designed to produce recombinant proteins optimized for high-yield, low-cost, and scalable protein production. These platforms combine advanced strain engineering, fermentation optimization, and downstream processing capabilities, including the use of modern genome editing technologies such as CRISPR/Cas9, to support efficient production of proteins across multiple markets. Building on Dyadic’s prior experience in large-scale microbial fermentation, these platforms support applications in:

●	Cell culture media (e.g., albumin, transferrin, fibroblast growth factor (“FGF”))
●	Diagnostics and research reagents (e.g., DNase1)
●	Functional food ingredients (e.g., alpha-lactalbumin, caseins, lactoferrin)
●	Sustainable industrial enzymes (e.g., biomass and pulp/paper enzymes)

By targeting high-value proteins in expanding non-pharmaceutical markets, Dyadic is building a commercial pipeline that aligns with global trends in sustainability, animal-free manufacturing, and bio-based innovation. Simultaneously, we continue to explore partnering opportunities for the use of our platforms in pharmaceutical development where appropriate.

In 2025, Dyadic entered into a non-exclusive license agreement with ERS Genomics for the use of CRISPR/Cas9 gene editing technology to support strain engineering and production optimization across its microbial expression platforms. Access to CRISPR-based genome editing tools enables the Company to more efficiently modify host strains used in its protein production systems and may support improvements in strain productivity, product quality, and development timelines for recombinant proteins and enzymes developed internally or with partners.

Dapibus™ Protein Production Platform

To accelerate commercialization across its core sectors, Dyadic developed the Dapibus™ platform—a proprietary expression system designed to produce high-value, non-animal proteins and enzymes for non-pharmaceutical markets including life sciences, food and nutrition, and bio-industrial sectors.

Dapibus™ is expected to enable faster development, lower production costs, and simplified regulatory pathways compared to therapeutic biologics, which Dyadic believes will allow it to address growing demand for sustainable, functional ingredients across a range of industries. The Dapibus™ platform supports applications in life sciences, food and nutrition, and bio-industrial sectors.

Dyadic was able to commercialize multiple Dapibus™-enabled products starting in early 2026 through a combination of strategic partnerships and internal manufacturing initiatives.

C1 Protein Production Platform

Dyadic’s proprietary C1 expression system is a patented, thermophilic fungal platform (Thermothelomyces heterothallica fungus) developed for the cost-effective, large-scale production of proteins. Originally used to manufacture industrial enzymes, Dyadic has engineered C1 into a high-yield, scalable platform for biopharmaceutical applications.

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

Strategic Advantages and Applications

C1 is designed to address key bottlenecks in biologics manufacturing, offering potential advantages over legacy systems (e.g., CHO, E. coli, and baculovirus), including:

●	High-yield expression of secreted proteins with minimal viscosity and simplified downstream purification.
●	Avoidance of viral and endotoxin removal processes required by mammalian or bacterial systems.
●	Proven scalability across lab and industrial fermenters, with demonstrated success producing correctly folded monoclonal antibodies (“mAbs”) comparable to CHO-derived equivalents.

C1 is being applied to develop a range of therapeutic and Life Science proteins, including:

●	Therapeutics: Vaccines, monoclonal and multi-specific antibodies.
●	Life Sciences: Recombinant transferrin, albumin, fibroblast growth factor (FGF), DNase I, RNase inhibitors, reagents, and enzymes for diagnostics, cell culture, and biopharmaceutical manufacturing.

Dyadic is engaged in multiple funded collaborations with pharmaceutical and biotech partners exploring C1’s use in innovative diagnostic, vaccine and therapeutic development.

Dyadic believes the C1 platform’s combination of scalability, speed, and efficiency makes it a compelling alternative for global bioproduction—supporting near- and long-term opportunities in both commercial and strategic licensing partnerships.

Pipeline Overview

Dyadic is targeting high-growth, non-pharmaceutical markets with a focus on sustainable, animal-free proteins and enzymes. The Company’s Dapibus™ platform is engineered to deliver cost-effective, scalable production of high-quality proteins for use in life sciences, food and nutrition, and bio-industrial sectors. These markets are experiencing rapid growth driven by the demand for ethical, allergen-free, and environmentally sustainable alternatives to animal-derived ingredients.

Dapibus™ is generating revenue from non-pharma applications and continues to advance through a focused pipeline of commercial-stage and development-stage programs.

Life Sciences

Dyadic is developing and commercializing a portfolio of recombinant proteins and enzymes for life sciences applications, including cell culture media, diagnostics, molecular biology reagents, and bioprocessing inputs. Using its C1 and Dapibus™ protein production platforms, the Company is focused on producing animal-free alternatives to commonly used proteins and enzymes that support research, diagnostics, and biomanufacturing. Several of these products have recently entered commercial launch or early market introduction through partner collaborations and direct product offerings.

Cell Culture Media and Reagent Proteins

Dyadic is leveraging its microbial production platforms to produce high-value, animal-free growth media components used in biopharmaceutical manufacturing, diagnostics, and emerging biotechnology applications.

Key programs include:

● Recombinant Serum Albumin: In partnership with Proliant Health and Biologicals, Dyadic supported development of AlbuFree™ DX, a recombinant human albumin product produced using Dyadic’s proprietary expression technology. Proliant announced the commercial launch of AlbuFree™ DX in 2026 for research and diagnostic applications. Under the terms of the agreement, Dyadic receives a share of profits from Proliant’s commercial sales of recombinant human albumin products and has received development and milestone payments associated with the program.

● Recombinant Transferrin: Dyadic has developed an animal-free transferrin designed for use in cell culture media, diagnostics, and research applications. Early testing has demonstrated performance comparable to commercially available recombinant reference standards. Dyadic is pursuing commercialization through direct sales and distribution partnerships.

● Recombinant Fibroblast Growth Factor (FGF): Dyadic has developed recombinant bovine FGF proteins used to support cell proliferation in cell culture systems. Initial evaluation and sampling activities are underway, with early commercial sales initiated in certain research applications.

DNA and RNA Enzymes

Dyadic is expanding its existing product portfolio to include additional enzymes used in molecular biology, diagnostics, and nucleic acid processing applications.

Key programs include:

● DNase I (RNase-free): Dyadic completed development and production validation of recombinant DNase I used for molecular biology and bioprocessing applications. In March 2026, Dyadic and Fermbox announced the launch of animal-origin-free recombinant DNase I (RNase-free), representing the first commercialized product under the companies’ expanded collaboration.

● RNA/DNA Enzyme Portfolio: Dyadic continues development of additional enzymes used for nucleic acid processing, including RNase inhibitors, T7 RNA polymerase, DNA ligase, and polymerases, with ongoing optimization and evaluation for research and diagnostic applications.

Food and Nutrition Applications

Dyadic is developing and supporting commercialization of animal-free dairy proteins and food enzymes through a combination of internal development programs and partner collaborations. Using its Dapibus™ protein production platform, the Company is pursuing opportunities in dairy alternatives, functional nutrition ingredients, and food processing enzymes.

Key programs include:

● Non-Animal Dairy Enzyme Program: Under a development and exclusive license agreement signed in 2023 with Inzymes ApS, Dyadic has received upfront payment and milestone payments totaling approximately $1.45 million related to development and commercialization achievements. Development activities have been completed, and Inzymes has announced plans to commercialize recombinant non-animal bovine chymosin, a key enzyme used in cheese production and dairy processing, in 2026. Dyadic remains eligible to receive royalties on future commercial sales.

● Recombinant Bovine Alpha-Lactalbumin: Dyadic developed an improved first-generation production strain in 2024. The protein has demonstrated comparability to commercial benchmarks and continues to undergo characterization and evaluation for potential applications in dairy alternatives and nutritional products.

● Recombinant Human Alpha-Lactalbumin: Development was initiated in 2024 for potential applications in infant formula, medical nutrition, nutraceuticals, and related nutritional products.

● Recombinant Human Lactoferrin: Dyadic developed a production cell line in 2024 for potential use in nutritional, antimicrobial, and immune-support applications. Additional optimization and characterization activities are ongoing.

● Casein Proteins: Dyadic has produced four recombinant casein variants and continues discussions with potential partners regarding development and commercialization opportunities.

In December 2025, Dyadic entered into a Development and Commercialization Agreement with The Protein Collective B.V. (“BRIG BIO”), a Netherlands-based developer of recombinant dairy ingredients, to jointly develop and commercialize recombinant bovine alpha-lactalbumin. Under the agreement, BRIG BIO will fund development activities and receive a global commercial license to production strains developed using Dyadic’s Dapibus™ expression system. Dyadic is eligible to receive development funding, milestone payments, and revenue participation tied to future commercial sales.

Also in December 2025, Dyadic announced the expansion of its strategic collaboration with Fermbox to support the development, manufacturing, and commercialization of animal-free proteins and enzymes across life sciences, food and nutrition, and bio-industrial markets.

Bio-Industrial Applications

Dyadic is developing and supporting commercialization of industrial enzymes and proteins used in biomass processing, biofuels, and other industrial biotechnology applications. Using its proprietary microbial production platforms, including Dapibus™, the Company collaborates with partners to develop and manufacture enzymes designed to improve process efficiency, reduce costs, and support sustainable industrial production.

A key focus of Dyadic’s bio-industrial efforts is the development and commercialization of enzyme products used to convert agricultural residues and other biomass feedstocks into fermentable sugars for downstream fermentation and bio-based production.

In collaboration with Fermbox, Dyadic developed EN3ZYME™, an enzyme cocktail produced using the Dapibus™ protein production platform that enables the conversion of agricultural residue into fermentable cellulosic sugars. Initial enzyme deliveries have been completed under Fermbox’s purchase orders, and Dyadic participates in commercial sales through a profit-sharing arrangement with Fermbox.

In December 2025, Dyadic and Fermbox announced an expanded strategic collaboration to support the development, manufacturing, and commercialization of additional animal-free proteins and enzymes across life sciences, food and nutrition, and bio-industrial markets. Under the expanded collaboration, the companies intend to leverage Dyadic’s microbial protein production technologies and Fermbox’s fermentation and scale-up capabilities to accelerate commercialization of new products.

Dyadic continues to evaluate additional opportunities for industrial enzymes and related applications, including biomass processing, biofuels, and other industrial biotechnology markets.

Biopharmaceutical Programs and Strategic Platform Validation

While Dyadic is primarily focused on non-therapeutic markets, its C1 platform remains a validated and differentiated solution for biopharmaceutical manufacturing, addressing key industry bottlenecks by reducing costs, shortening development timelines, and enabling high-yield production. The platform continues to attract interest from pharmaceutical companies, contract development and manufacturing organizations (“CDMOs,”), academic institutions, and government agencies for applications including recombinant vaccines and therapeutics (human and animal), biobetters and biosimilars, diagnostic reagents, and difficult-to-express proteins.

Dyadic advances selected biopharmaceutical programs through fully funded collaborations with global health organizations, government agencies, and research institutions. These programs provide non-dilutive funding while validating C1’s capabilities in vaccine and antibody production and supporting broader platform adoption.

Key programs include:

●	The Gates Foundation (2024 award, ~$3.1 million): Development of C1-produced monoclonal antibodies targeting RSV and malaria for low- and middle-income countries. Dyadic has generated stable production strains, with third-party validation demonstrating binding and neutralization comparable to mammalian-expressed antibodies.
●	Coalition for Epidemic Preparedness Innovations (CEPI) / Fondazione Biotecnopolo di Siena (FBS) – FAST Program (2025, up to ~$2.4 million to Dyadic): Pandemic preparedness initiative focused on rapid development of recombinant protein vaccine antigens, including influenza candidates aligned with CEPI’s 100 Days Mission.
●	European Vaccine Hub (EVH): Participation in a multi-country initiative to strengthen pandemic preparedness and vaccine development infrastructure.
●	NIAID/NIH (LMIV): Successful tech transfer of the C1 platform enabling development of malaria vaccine candidates advancing toward potential clinical selection, with joint engagement with BARDA supporting broader U.S. government adoption.
●	The Scripps Research Institute: Demonstrated expression of structurally correct prefusion RSV antigens with observed immunogenicity in preclinical studies, supporting development of multivalent respiratory vaccine candidates (including RSV, hMPV, and PIV3).
●	Avian Influenza Programs: Successful expression of Clade 2.3.4.4b H5 trimeric antigen under the CEPI/FBS program, currently in preclinical evaluation as a pandemic influenza vaccine candidate, and development of a broad ELISA diagnostic for anti-H5 detection across multiple avian species.

Additional collaborations further expand evaluation of the C1 platform:

●	Uvax Bio: Participation in a CEPI-supported Middle East Respiratory Syndrome coronavirus vaccine program.
●	AdaptVac: Participation in a $12.4 million CEPI-supported filovirus vaccine program.
●	Rabian (EUROSTARS RABIVA consortium): Development of a recombinant rabies vaccine candidate with partners Idevax and Artemis Bioservices; Dyadic holds a minority equity interest and may receive future milestones and royalties.

Through these programs, Dyadic continues to evaluate licensing, collaboration, and commercialization opportunities, positioning the C1 platform as a competitive alternative to traditional expression systems such as CHO, yeast, and insect cells for biologics manufacturing.

Prior Clinical and Platform Validation

Dyadic previously advanced DYAI-100, a C1-produced COVID-19 vaccine candidate, through a Phase 1 clinical trial, which demonstrated favorable safety and immunogenicity results. While further development of the candidate has been paused, the study provided important clinical validation of the C1 platform for the production of recombinant vaccine antigens.

In addition, multiple peer-reviewed publications and collaborative studies have demonstrated the ability of the C1 platform to produce complex glycoproteins, monoclonal antibodies, and viral antigens with structural and functional properties comparable to proteins produced using mammalian and insect expression systems.

While Dyadic’s near-term commercialization efforts are focused on life sciences, food and nutrition, and bio-industrial markets, these biopharmaceutical collaborations provide continued validation of the C1 platform and may support future pharmaceutical licensing opportunities.

Licensing and Strategic Collaborations

Rubic One Health (South Africa)

In April 2023, Dyadic expanded its license agreement with Rubic to include vaccines and therapeutic proteins for both human and animal health in underserved African markets. The C1 platform tech transfer is complete. Dyadic is eligible to receive milestone payments, royalties, and marketing rights under the agreement. In 2024, Rubic initiated development of several livestock vaccines.

Phibro Animal Health / Abic Biological Laboratories

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

VTT Technical Research Centre of Finland

Since 2016, Dyadic has partnered with VTT Technical Research Centre of Finland (“VTT”), a leading European research institute, to enhance C1’s safety, productivity, and efficiency. VTT supports critical initiatives including glycoengineering, protease deletion, and therapeutic protein expression. Many projects at VTT are co-funded by Dyadic’s third-party collaborators.

Other CRO and CDMO Partnerships

Dyadic works with a global network of research providers and manufacturers, including 53Biologics (Spain), Fermbox (India), and Eleszto Genetika (Hungary). These partners support the Company’s R&D and scale-up activities across its platforms. While typically structured as work-for-hire engagements, disruptions to these collaborations could impact timelines or development outcomes.

Advancing the Dapibus™ Platform for Scalable Commercial Applications

Dyadic continues to enhance the Dapibus™ platform to meet growing demand for cost-effective, scalable protein production across non-pharmaceutical markets—including dairy, biofuels, biogas, biorefining, and alternative proteins. In collaboration with Eleszto Genetika and leading contract research organizations, key initiatives include:

●	Engineering new Dapibus™ strains tailored to specific industrial applications.
●	Improving genetic tools to accelerate development and boost protein expression.
●	Reducing background protease activity to increase stability, yields and product quality.
●	Optimizing fermentation and purification processes to lower cost of goods sold.
●	Developing high-expression cell lines to support large-scale commercial production.

Demonstrating C1’s Biopharmaceutical Capabilities

In parallel, Dyadic continues to validate the C1 platform for biopharmaceutical applications with key partners such as VTT. Notable advancements include:

●	The development of high-yield production strains of human and bovine serum albumin, vaccine antigens (i.e., SARS CoV-2, Spike HA, NA, Mpox), and a number of complex biologics (ferritin nanoparticle antigens, scFvs, mAbs, Fc-fusions).
●	VTT developed the initial C1 cell line used in the successfully completed DYAI-100 SARS-CoV-2 vaccine Phase 1 clinical study.
●	mAbs produced in C1 showing comparable binding kinetics and glycosylation profiles to CHO cell-derived antibodies.
●	Third-party validation of neutralizing and binding activities for C1-expressed antibodies and multi-specific biologics.

These efforts position Dyadic’s platforms as versatile, low-cost solutions for both industrial and therapeutic protein markets, expanding commercial potential across multiple verticals.

Our Market Opportunity

Given the versatility of our robust portfolio of recombinant proteins that we expect to launch in the next two years, we believe that we are well-positioned to pursue a combined total addressable market of approximately over $25 billion across life sciences, food and nutrition, and bio industrial segments. The estimated total addressable market for our current recombinant solutions portfolio is comprised of opportunities in the following areas:

Life Sciences

Our products are being commercialized through a combination of direct product sales, distribution agreements, and manufacturing collaborations with companies that have established market access and distribution capabilities.

Cell Culture Media: Approximately $5 billion global market. We define total addressable market as approximately $2 billion global revenue opportunity for our recombinant solutions within the albumin, transferrin and growth factors markets. This was calculated using publicly available third-party data to estimate the recombinant protein shares for these products within the global cell culture media market. We will seek to serve the Cell Culture Media market, direct sales and OEM supply agreements for our recombinant cell culture media solutions, such as transferrin and growth factors to third-party manufacturers, distributors, repackagers and strain/platform licensing agreements key strategic partnerships with companies operating within the cell culture media space such as our commercial agreement with Proliant Health and Biologics to produce and commercialize recombinant human albumin.

Molecular Biology Reagents: Approximately $2 billion. We define total addressable market as the global revenue opportunity for our molecular biology reagents and recombinant DNase solutions in life science research. This was calculated using publicly available third-party data to estimate the recombinant protein shares for these products within the molecular biology reagent market. We will seek to serve the molecular biology reagent market through strain/platform licensing agreements, direct sales and OEM supply agreements for our recombinant molecular biology reagent solutions, such as DNASE-1 and others to third-party manufacturers, distributors, and repackagers.

Food and Nutrition:

The Company is pursuing opportunities in proteins used in infant nutrition, dairy alternatives, and other nutritional applications, as well as enzymes used in dairy processing, baking, brewing, and other food manufacturing processes.

Certain collaborations may include development funding, milestone payments, annual licensing fees, and potential revenue participation from commercial product sales.

We define total addressable market of approximately $11 billion as the global revenue opportunity for our recombinant solutions within the dairy protein, alpha-lactalbumin and functional proteins and dairy enzymes markets. This was calculated using publicly available third-party data to estimate the recombinant protein shares for these products within the Food and Nutritional market. We will seek to serve the Food and Nutrition market through direct sales and OEM supply agreements for our non-animal dairy, research products and other solutions to third-party manufacturers, distributors, repackagers and key strain/platform licensing agreements with strategic companies operating within the Food and Nutrition segment, such as our commercialization agreement with Inzymes to produce non-animal dairy enzymes markets.

Bio-Industrial:

Dyadic collaborates with partners to develop and commercialize industrial enzymes used in applications such as biomass processing, biofuels production, and other industrial biotechnology markets. These collaborations may include manufacturing agreements, supply arrangements, or revenue-sharing structures for enzymes produced using Dyadic’s microbial production platforms. We define total addressable market of approximately $6 billion as the global revenue opportunity for our recombinant bio-industrial protein and enzyme solutions within, biofuels pulp, paper, textiles, cosmetics solutions and other applications. This was calculated using publicly available third-party data to estimate the recombinant protein shares for these products within the cellulosic Bio Industrial market. We will seek to serve the Bio-Industrial market through direct sales and OEM supply agreements for our biomass processing and other solutions to third-party manufacturers, distributors, repackagers and key strain/platform licensing agreements, with strategic companies operating within the Bio-Industrial markets, such as our commercialization agreement with Fermbox to produce cellulosic enzyme solutions for biomass processing. We believe we can leverage our proprietary microbial platforms, C1 and Dapibus™, as well as our growing portfolio of high-value input proteins to target these markets. For additional information, see “—Our Pipeline.”

Platform Strengths and Competitive Positioning

Dyadic’s proprietary C1 and Dapibus™ platforms are designed to offer a scalable, cost-effective alternative to traditional protein production systems across pharmaceutical and non-pharmaceutical applications. These platforms are engineered to produce vaccines, antibodies, enzymes, and nutritional proteins with greater efficiency, shorter development timelines, and lower cost of goods.

Compared to legacy expression systems, Dyadic’s platforms offer the following potential advantages:

●	CHO Cells (Mammalian): Industry standard for complex biologics but limited by long development cycles, high production costs, and complex purification requirements.
●	E. coli (Bacterial): Fast and inexpensive, but often produces insoluble proteins requiring refolding and generates pyrogenic contaminants, limiting use in biologics and precision food applications.
●	Yeast (e.g., Pichia pastoris): Lacks pyrogenic components and offers advanced genetic tools but can exhibit undesirable glycosylation and lower expression for certain targets .
●	Insect Cells (Baculovirus): Used for vaccines and post-translational modifications but generally produce lower protein titers and require viral inactivation steps, adding time and cost.
●	Filamentous Fungi: Aspergillus, Trichoderma which are commonly used in industrial enzyme production, less advanced for pharmaceutical proteins.

Dyadic believes C1 and Dapibus™ combine the scalability of microbial systems with the productivity and versatility needed to serve diverse end markets—positioning the Company as a next-generation platform provider in the global protein production landscape.

Competition

We operate in highly competitive and rapidly evolving sectors that include biotechnology, life sciences, food and nutrition, and industrial bioprocessing. Our proprietary C1 and Dapibus™ microbial expression platforms are designed to offer cost-effective, scalable alternatives to traditional protein production systems. While we believe our platforms provide certain unique advantages in terms of yield, speed, and versatility, we face competition from both established and emerging players across our target markets.

In life sciences applications such as cell culture media components (e.g., albumin, transferrin, and growth factors) and molecular biology reagents (e.g., DNase, RNase inhibitors, and polymerases), we compete with many companies using mammalian (CHO), bacterial (E. coli), yeast, and insect cell expression systems. These technologies are well established and supported by large, well-capitalized organizations, which may enable them to commercialize competing products more rapidly or at greater scale than we can achieve initially.

In food and nutrition markets—including functional dairy proteins and non-animal enzymes—competition is intensifying due to the rise of precision fermentation and synthetic biology platforms. Several companies are actively developing recombinant proteins such as caseins, whey components, and bioactive peptides for use in dairy alternatives, infant nutrition, and wellness applications. While these markets present significant growth opportunities, many participants benefit from strong funding, strategic partnerships, and first-mover advantages.

In the bio-industrial segment, we face competition from multinational enzyme producers and microbial fermentation companies developing enzymes for applications such as biomass conversion, pulp and paper, and biofuels. Our strategy to collaborate with commercial partners, such as Fermbox, is intended to accelerate market entry and reduce capital intensity, but competitors may leverage larger sales networks and existing customer relationships.

There are a number of companies commercializing a diversified portfolio of non-animal recombinant proteins using yeast (i.e., Pichia and Saccharomyces) and to a lesser extent filamentous fungal (i.e., Aspergillus & Trichoderma) platforms. Given the pace of innovation and increasing interest in sustainable bioproduction, it is likely that existing or new competitors could develop similar capabilities or adopt comparable strategies in the future.

Additionally, academic institutions, contract development and manufacturing organizations (CDMOs), and government-funded initiatives may contribute to increased competition by advancing alternative production technologies or partnering with industry participants to bring new solutions to market.

Despite the competitive landscape, we believe our platforms offer certain compelling differentiation due to their scalability, productivity, cost efficiency and glycan profiles. However, there can be no assurance that we will be able to compete successfully against current or future competitors, or that advancements by others will not render our technologies or product candidates obsolete or non-competitive.

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

Employees

As of December 31, 2025, the Company had 5 full-time employees, all of whom are located in the United States.

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

Currently, Dyadic owns or has exclusive rights to six (6) patent families, all of which have entered the national phase. There are currently two (2) patents and four (4) pending patent applications in the United States, one patent in Russia, one patent in South Africa, and twenty-eight (28) additional patent applications in a variety of jurisdictions including Europe and China.

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

Available Information

Information that we furnish to or file with the Securities and Exchange Commission (the “SEC”), including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are made available for download, free of charge, through the Company’s website at www.dyadic.com as soon as reasonably practicable. The Company’s SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.

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

We recently launched a strategic plan to transition from a research-driven organization to a commercially focused enterprise, with an emphasis on delivering applied biotechnology solutions through our C1 and Dapibus™ technologies for use in the biopharmaceutical and other markets. Our focus is to commercialize high-value, non-therapeutic proteins in the life sciences, food, nutrition and industrial bioprocessing sectors. This strategic shift involves significant risks and uncertainties. Our success will depend on our ability to further develop and scale our protein production platforms, establish manufacturing, quality and commercial capabilities, construct effective channels of distribution, achieve market acceptance, manage growth, and compete effectively against larger, better-capitalized companies. Although non-therapeutic proteins typically face fewer regulatory hurdles than therapeutic biologics, products incorporating our technologies may still be subject to regulatory review, quality standards, and customer qualification requirements, and market adoption of proteins produced using filamentous fungi such as the C1 fungus is not yet fully established.

Additionally, our business remains subject to the execution, integration, and research and development risks with respect to new technologies, products and markets. These risks relate to, among other things, our ability to successfully further develop our protein production platforms and our other technologies, products and processes, assemble and maintain adequate production and research and development (“R&D”) capabilities. We have encountered and will continue to encounter risks and difficulties frequently experienced by early-stage companies in expanding and upgrading our intellectual property, regulatory, marketing, sales and R&D capabilities, improving our accounting and financial reporting and internal controls infrastructure, and adapting to the rapidly evolving industries in which we operate.

The market for developing and manufacturing pharmaceutical proteins produced from a filamentous fungus, such as the C1 fungus, is a market that is not yet established and is subject to regulatory hurdles from the U.S. Food and Drug Administration (the “FDA”) and other governmental bodies, and there is a risk that such technologies will not be adopted by the pharmaceutical industry or governmental agencies and therefore not succeed and/or not grow at the rates projected or at all. Further, public perception may be influenced by claims that filamentous fungus is unsafe or ineffective, and these fungi may not gain the acceptance of the public or the medical community. More restrictive regulations or negative public perception could reduce certain of our customers’ use of our products, which could negatively affect our future revenues and performance.

We have not yet commercialized any products based on our platforms and technologies, and we may never be able to do so. We do not know when or if we and/or our current and/or future collaborators and licensees will complete any of our or their future product development efforts, obtain regulatory approval for any future product candidates incorporating our technologies or successfully commercialize any approved products. Even if we and/or our licensees and collaborators are successful in developing future products that are approved for marketing, we and they will still require that these products gain regulatory approval and market acceptance. The biopharmaceutical, life sciences, food, nutrition and industrial bioprocessing industries in which we or our collaborators operate are high-risk industries in that even if we are successful at expressing certain proteins, these proteins may fail to be advanced or approved for use or sale for many reasons including their characteristics, biological activity, biological comparability, biological similarity, stability, glycosylation structures, containments, purity, performance, safety and regulatory reasons. Relatedly, the U.S. government’s plans to regulate lab developed tests may impact the customers and industries we serve by increasing the cost of commercializing and/or limiting the profitability of commercialized products.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve certain technology, product and/or commercial milestones, access fees and royalties, launch products and/or processes, or achieve profitability. For instance, we cannot predict whether Danisco intends to or will pursue the use of the C1 platform to develop or manufacture pharmaceutical products or whether or when we might receive royalties from Danisco. In addition, if the FDA or other regulatory authorities impose additional requirements that may lead to delays or unfavorable results in completing required safety and regulatory submissions, including Generally Recognized as Safe (“GRAS”), determinations or similar filings, our business operations and financial condition may be adversely affected.

A significant portion of our revenue is derived from a small number of customers.

For the years ended December 31, 2025 and 2024, the Company’s revenue was generated from 14 and 19 customers, respectively. As of December 31, 2025 and 2024, the Company’s accounts receivable was from four and nine customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the years ended December 31, 2025 and 2024, two significant customers accounted for approximately $1,859,000 or 60.1% and $1,915,000 or 54.8% of revenue, respectively. We cannot assure you that these customers will continue to contract with us on terms currently in effect or other terms which are favorable but not currently in effect, or whether they will elect to contract with our competitors or attempt to perform the services themselves. The loss of business from one or a combination of the Company’s customers, if not offset by revenue from new or other existing customers, or any inability of any customer to pay amounts as and when due, could adversely affect its operations.

We have a history of net losses, and we may not achieve or maintain profitability.

As of December 31, 2025, we had an accumulated deficit of approximately $93.5 million. Our profitability has strongly relied on, and will be even more reliant going forward on, third-party industry and government research funding and grants, licensing partnerships and other forms of collaborations. We believe that it is likely that if we do not sign license agreements or other forms of collaborations, we will incur losses because of our planned levels of R&D and additional general and administrative expenditures that we believe are necessary to operate our business and further develop our microbial protein production platforms and other technologies for use in the pharmaceutical and non-pharmaceutical industries. The amount of our future net losses will depend, in part, on the rate of increase in our expenses along with other potential costs of unforeseen circumstances, our ability to generate research funding, government grants, receipt of access fees, milestones, royalty and other payments, and whether we are able to generate revenues by entering into license agreements or other forms of collaborations, launch new products and/or processes from future licensees or collaborators, and our ability to raise additional capital. The net losses we anticipate incurring over the next several years will have an adverse effect on our working capital, financial condition, results of operations and prospects.

The strategic efforts as part of our rebranding and R&D efforts needed to enhance and leverage our microbial protein production platforms, including C1 and Dapibus™, for use in developing and manufacturing human and animal biopharmaceuticals and other non-pharmaceutical products will require significant funding and increased staffing. Therefore, we expect near-term operating and research expenses to continue, and maybe even accelerate, as we further develop our research and business plans, and our goals and objectives. Consequently, we will require significant additional revenue to achieve profitability. We cannot provide assurance that we will be able to generate any revenues from our focus and efforts as we intend to apply our C1-cell and Dapibus™ into the biopharmaceutical and non-pharmaceutical industries. If we fail to enter into new license agreements or other forms of collaborations or generate revenues and profit from additional research projects and government grants, the market price of our common stock will likely decrease. Further regulatory complications, competition from other technologies, or delays in our research programs and the adoption and use of the C1-cell and Dapibus™ protein production platforms and our other technologies by the biopharmaceutical and non-pharmaceutical industries may force us to reduce our staffing and research and development efforts, which may further affect our ability to generate cash flow.

We may expend our resources to pursue particular product candidates and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

As a result of our limited financial and managerial resources, we must make strategic decisions as to which targets and product candidates to pursue and may forego or delay pursuit of opportunities with other targets or product candidates that later prove to have greater commercial potential, including our transition to being a commercially driven enterprise. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates could result in our focus on product candidates with low market potential, which would harm our business, financial condition, results of operations and prospects. Our spending on current and future R&D programs and product candidates may not yield any commercially viable products. Our and our collaborators’ and licensees’ understanding and evaluation of biological targets for the discovery and development of products expressed from our C1 and/or Dapibus platforms may prove to be incorrect or incomplete and may fail to identify risks, safety concerns, or other challenges that could arise during subsequent GRAS determinations or similar filings. If we or our collaborators or licensees do not accurately assess the likelihood of clinical trial success, regulatory approval, commercial potential, or target market for a particular product candidate our business operations and financial condition would be materially and adversely affected.

We could fail to manage our growth.

We will need to take the following steps, among others, to manage our growth. If we fail to achieve one or more of these, it could have a material adverse effect on our business, financial condition and results of operations.

●	Balance our cash burn with technology and product development;

●	Maintain and add additional CROs, other third-party service providers or other technology collaborators;

●	Maintain and add additional collaborators, strategic partners technology licensees or other forms of structures

●	Recruit, hire, and maintain the required employees necessary to maintain and grow our business and to advance our technologies and products;

●	Achieve technical and commercial success in our research and product development programs;

●	Develop and scale our infrastructure;

●	Manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties;

●	Manage unanticipated problems delays and expenses relating to the development and implementation of our new business plans;

●	Access required manufacturing capacity;

●	Access additional capital;

●	Recruit and maintain consultants, board members, and scientific advisory board members; and

●	Manage scientific risks and uncertainties that may arise during our R&D and regulatory programs.

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

The industries in which we operate are characterized by rapid technological change, and the area of gene and protein research and platform development is a rapidly evolving field. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the issues and conditions for which we are developing product candidates. As such, any products we or our current collaborators or licensees develop through the C1 platform, or through our other technologies, will compete in highly competitive and regulated markets. For more information on our competition, see “Item 1. Business-Competition.” Many of these competitors for such products have more capital resources, larger R&D and marketing staff, facilities and capabilities, and greater experience in research and development, regulatory approval, manufacturing and commercialization of technology and products. Accordingly, our competitors may be able to develop technologies and products more rapidly. Our future success will depend on our ability to maintain a competitive position with respect to technological advances in terms of product and process quality, stability, safety, productivity and cost. If a competitor develops superior technology or products, or more cost-effective alternatives to our and our collaborators’ or licensees’ technologies, products or processes, it could have a material adverse effect on our business, financial condition and results of operations. Well-known and highly competitive biotechnology companies offer comparable or alternative technologies for the same products and services as our biopharmaceutical and non-pharmaceutical business. We anticipate that we and our current or future collaborators and licensees will continue to encounter increased competition as new companies enter these markets and as the development of biological processes and products evolves, and there is no guarantee that our product candidates will be able to compete with potential future products being developed by competitors.

Alternative technologies may not require microbial or other cell produced proteins, such as our proprietary C1 cells.

Research is being conducted with cell or gene-based therapies and other technologies that offer a possible alternative to producing non-therapeutic proteins as they are being produced today based on microbial, organic matter containing carbon, hydrogen, and oxygen or other organisms, such as our proprietary C1 cells or Dapibus™. Alternative methods may allow genes to be directly inserted into cells that can be implanted into animals and humans directly, displacing the need for the existing methods used for the development of our non-therapeutic technologies. If they are successful, these new methods may supplant or greatly reduce the need for microorganisms, carbon, hydrogen, and oxygen or other organisms, including our C1 cells and Dapibus™, to produce these proteins externally as the injected cells in animals and humans may be able to do so internally.

The results of nonclinical studies and early-stage clinical trials may not be predictive of future results.

The results of our nonclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. Vaccine and drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. In addition, results from early development work may not be predictive of outcomes in subsequent regulatory processes, including GRAS determinations or similar notifications, or other domestic and foreign regulatory filings. There is a high failure rate for drugs proceeding through clinical trials, and a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our vaccine and drug candidates. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval of any products. Any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

We currently have very little leverage, and if our capital resources are insufficient to meet our capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the development and commercialization of products, if any, resulting from our technologies. For example, in August 2025, we completed an underwritten offering of our common stock for net proceeds of $4.9 million. There can be no assurances that additional funds will be available, and if we engage in future equity financing, dilution to our existing stockholders may result, including as a result of our ATM Program (as defined below). If we raise capital through debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. Also, to the extent we raise additional capital through the issuance of equity or convertible debt securities in the future, there will be further dilution to investors, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. We may not be able to raise funds on terms that are favorable to us, if at all. Our ability to raise additional funds when needed and on acceptable terms will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. See, for example, “-Changes in global economic and financial markets may have a negative effect on our business.” If we fail to raise sufficient funds and incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, sell certain assets of the company which will limit future opportunities, or grant licenses on terms that are not favorable to us. Without sufficient funding or revenue, we may have to curtail, cease, or dispose of one or more of our operations, which would have a material adverse effect on our business, financial condition, and future prospects.

Changes in global economic and financial markets may have a negative effect on our business.

Our business is subject to a variety of market forces including, but not limited to, domestic and international economic, political and social conditions. Many of these forces are beyond our control, including generally weak or uncertain economic conditions, negative or uncertain political climates, changes in government and election results in jurisdictions in which we operate. Any change in market conditions that negatively impacts our operations or the demand of our current or prospective customers could adversely affect our business operations. For example, economic uncertainty and volatility, including as a result of high-interest rates and inflation, have had and may continue to have a material adverse effect on our business.

Changes in global financial, pharmaceutical, biotechnology, and broader economic markets may make it difficult to accurately forecast our operating results and may adversely affect our business, results of operations, or financial condition.

In addition, adverse market conditions may impair our ability to raise additional capital on acceptable terms, or at all, which could limit our ability to fund operations, execute our business strategy, or meet our obligations. Such conditions could also affect our ability to repay existing or future indebtedness, including secured loans, which could result in defaults, the loss of assets pledged as collateral, or other adverse consequences.

We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations and difficulties if we over strain our resources. The timing and nature of a sustained recovery in the credit and financial markets remain uncertain, and there can be no assurance that market conditions will significantly improve in the near future or that our results will not continue to be materially and adversely affected.

In addition, geopolitical risks, including those arising from political turmoil, trade tension or the imposition of trade tariffs and “reciprocal” tariffs (including those relating to Canada, Mexico, and China) and/or sanctions, terrorist activity and acts of civil or international hostility, are increasing. For instance, the ongoing military conflict between Russia and Ukraine, as well as conflicts in the Middle East have had negative impacts on the global economy and is expected to have further global economic consequences, and there could be similar impacts from ongoing tensions in Latin America and in Arctic regions. Any such events and responses, including regulatory developments, or the perception of instability may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

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

Significant outbreaks of contagious diseases, and other adverse public health developments, have had and could have a material impact on our business operations, financial condition, and operating results. Pandemics and other outbreaks of contagious disease have in the past and could in the future significantly impact the operation of our business. For example, pandemics have adversely affected our ability to carry on certain business development activities, including as a result of restrictions in business-related travel, delays or disruptions in our on-going research projects, and unavailability of the employees of the Company or third-party organizations with whom we conduct business, due to illness or quarantines. In addition, pandemics and other outbreaks of contagious disease have in the past and may in the future exacerbate other risks disclosed in this Annual Report. See, for example, “-Changes in global economic and financial markets may have a negative effect on our business.” Whether and to what extent future pandemics and other outbreaks of contagious diseases may impact our financial and operational performance will depend on developments that include the duration, spread and severity of the outbreak, the timetable for administering and efficacy of vaccines, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of the pandemic or outbreak on overall demand for our products, technologies and services, and other factors beyond our control, all of which are highly uncertain and cannot be predicted.

Our sales and operations are subject to the risks of doing business internationally.

Our sales and operations are subject to the risks of doing business internationally, as we have customers and partners located outside of the United States. Conducting business internationally exposes us to a variety of risks, including:

●	Changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;

●	The imposition of tariffs;

●	Immigration enforcement or other limitations on cross-border travel;

●	The imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by our foreign subsidiary or joint ventures;

●	Uncertainties relating to foreign laws, regulations and legal proceedings including tax, import/export, anti-corruption and exchange control laws;

●	The availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

●	Increased demand on our limited resources created by our operations may constrain the capabilities of our administrative and operational resources and restrict our ability to attract, train, manage and retain qualified management, technicians, scientists and other personnel;

●	Economic or political instability in foreign countries;

●	Difficulties associated with staffing and managing foreign operations (including foreign currency exchange rates); and

●	The need to comply with a variety of United States and foreign laws applicable to the conduct of international business, including import and export control laws and anti-corruption laws.

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

Our planned activities will require retention, and ongoing recruitment of additional expertise in specific areas applicable to our industries, technologies and products being developed. These activities will not only require the development of additional expertise by existing management personnel, but also the addition of new research and scientific, regulatory, licensing, sales, marketing, management, accounting and finance and other personnel. The inability to acquire or develop this expertise or the loss of principal members of our management, board of directors, consultants, accounting and finance, sales, and scientific staff could impair the growth, if any, of our business. However, competition for qualified personnel in the pharmaceutical, biopharmaceutical and biotechnology field is intense due to the limited number of individuals who possess the skills and experience required by our industry. As such, competition for experienced personnel from numerous companies, academic institutions and other research facilities may limit our ability to attract and retain qualified management, directors, consultants, and scientific personnel on acceptable terms. Failure to attract and retain qualified personnel would inhibit our ability to maintain and pursue collaborations and develop our products and core technologies. We may also face challenges in connection with designing and executing on succession plans regarding members of senior management, which are heightened by the highly specialized nature of our business.

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

In the conduct of our business, in certain instances, we are required to receive payments or pay our obligations in currencies other than U.S. dollars. Especially since a large portion of our research and development is performed through our CROs in Europe, and certain consultants request payments in Euros. As a result, we are exposed to changes in currency exchange rates with respect to our business transactions denominated in non-US dollars. Fluctuations in currency exchange rates have in the past and may in the future negatively affect our revenue, expenses and our financial position and results of operations as expressed in U.S. dollars.

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

We may seek to expand our business through the acquisition of, or investment in, strategic alliances with companies, technologies, products, and services. If we are able to identify suitable acquisition, investment or strategic alliance targets, we may be unable to successfully negotiate their acquisition at a price or on terms and conditions acceptable to us.

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

Of special note is our risk when implementing new capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, or causing delays or difficulties in transitioning to new systems. As we implement new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. These events could impact our customers, suppliers, subcontractors, employees, our financial reporting and our reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expenses, all of which may have a material adverse effect on our business. Our systems implementations may also not result in productivity improvements at the levels anticipated. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. See “-The use of new and evolving technologies, such as artificial intelligence (“AI”), in our business may result in reputational harm, competitive harm or legal liability.” Likewise, cyber incidents, including malicious cyber-attacks perpetrated on our employees and cyber incidents caused by third parties surreptitiously accessing our systems by other means, are an on-going risk to the security of the systems, networks, information and data of ours, our customers, subcontractors and suppliers. While we have security, internal control and technology measures in place to protect our systems and networks, confidential business information, personal data of ours, our customers, employees, suppliers and subcontractors, our information technology systems and those of our third-party service providers have been and may in the future be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information, other sensitive information, production downtime or loss of business, and damage to our reputation, competitiveness and operations. In addition, flexible working arrangements and remote working for overseas consultants may adversely impact our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees and consultants could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information may pose complex compliance challenges and result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could require significant additional resources and cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.

The use of new and evolving technologies, such as artificial intelligence (“AI”), in our business may result in reputational harm, competitive harm or legal liability.

We have in the past and will in the future integrate new and evolving technologies, such as AI, into our business. As with many innovations, AI presents risks and challenges that could affect its adoption and, as a result, our business. Our implementation of AI in our business may have unintended consequences due to its inherent limitations or our failure to use it effectively. For example, AI algorithms may be flawed due to a lack of back-testing or datasets of poor quality or inappropriate bias, and analyses generated by AI may be deficient, offensive, or inaccurate, subjecting us to competitive or reputational harm. Additionally, AI entails significant legal risks. The regulatory landscape surrounding artificial intelligence is also evolving, and expanded use of machine learning technologies may become subject to regulation under new laws or new applications of existing laws. The intellectual property ownership and license rights of new technologies such as AI have not been fully addressed by U.S. or global courts, and the use or adoption of such technologies in our business may expose us to potential intellectual property claims, breach of a data or software license, website terms of service claims, claimed violations of privacy rights, consumer protection, anti-discrimination, employment, tort claims or other laws. Governmental regulation and laws related to AI may also increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our intellectual property and maintain compliance. Other jurisdictions may decide to adopt similar or more restrictive legislation rendering the use of such technologies challenging. Failure to comply with applicable AI-related regulations, or to adapt to new regulatory requirements as they emerge, could result in fines, penalties, litigation, or restrictions on our business operations. Social and ethical issues relating to the use of new and evolving technologies such as AI in our business could also harm our competitive position and brand, or create legal liability, and may cause us to incur additional research and development costs to resolve such issues. Lastly, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. For more information, see “-We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.”

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

Our R&D revenue is generated from a small number of research collaborations. These collaborations could be delayed or discontinued, as they have in the past, at any time with little advance notice. If these research collaborations are lost or do not perform as expected, it could have a material adverse effect on our business, financial condition and operating results.

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

We heavily rely on contracts with third-party CROs and other third-party service providers across all aspects of our business, including to conduct our research and development, pre-clinical, CMC and cGMP manufacturing, fill and finish, and potential clinical trials, which may not be available to the Company on commercially reasonable terms or at all.

We are dependent upon the performance and research capacity of a number of third-party CROs and other service providers to conduct our research and development projects, pre-clinical, CMC and cGMP manufacturing, fill and finish, and potential clinical trials, which include services and programs in connection with the modification and enhancement of the Company’s C1 platform and to support our business development efforts for C1’s use in biopharmaceutical and other applications. For the year ended December 31, 2025, two CROs accounted for approximately 90.9% of total research services we purchased and 67.0% of accounts payable. For more information, see “Item 1. Business-Our Research Partners and CROs.” The licensing and service arrangements with these third parties are not guaranteed to be obtained, renewed or continued on reasonable terms, if at all. The Company may be unable to obtain, maintain or expand its access to third party CROs and other service providers to conduct these services. Failure to obtain, maintain and expand access to certain third party CROs and other service providers could have a material adverse impact on the Company’s research projects, financial condition and operating results. In addition, from time to time there are disagreements with such third parties that if not resolved can have a material adverse effect on our business, financial condition and operating results. In conclusion, the loss of business from one of these CROs or a combination of them could in certain cases make it difficult to find a replacement and in turn adversely affect our operations.

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

Additionally, arrangements with these third parties and service providers may not be available or we may be unsuccessful in retaining a third party with the requisite experience and skills we require and were required to build our own research facility, it could take a year or longer before such owned research facility were able to be brought online to carry out the necessary technology and product development efforts of the Company. The loss of, or disruption in services from, one of our third parties could make it difficult to replace such a third party on a timely or cost-effective basis. If we are unable to secure these third parties, or if such services are available on commercially impracticable terms, we may experience delays in development, regulatory processes, and commercialization, all of which would adversely affect our business operations and financial condition.

Conflicts with the CROs, other service providers, collaborators and/or licensees could harm our business.

An important part of our strategy includes involvement in proprietary research programs. We may pursue opportunities in the pharmaceutical and other fields that could conflict with those of our collaborators and licensees. Moreover, disagreements with Danisco, our current and/or future CROs, other service providers, collaborators or licensees could develop over rights to our intellectual property, over further licensing of our technologies to other parties in certain pharmaceutical and other fields, or for other reasons. Any conflict with Danisco, our current and/or future CROs, other service providers, collaborators or licensees could reduce our ability to obtain future collaboration agreements and negatively impact our relationship with existing collaborators or licensees, which could reduce our revenues and profits. For more information, see “Risk Factors-We heavily rely on contracts with third-party CROs and other third-party service providers to conduct our research and development, pre-clinical, CMC and cGMP manufacturing, fill and finish, and potential clinical trials, which may not be available to the Company on commercially reasonable terms or at all.”

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

Risks Related to Government Regulations and Sustainability Issues

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

Our employees and independent contractors, including principal investigators, CROs, CDMOs, consultants, vendors, and other service providers, may engage in misconduct or other improper activities, including noncompliance with applicable laws, regulations, and our internal policies and procedures.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, CDMOs, consultants, vendors, and other service providers may intentionally or unintentionally violate our processes, engage in misconduct, or fail to comply with applicable regulatory requirements. Such actions could violate the laws and regulations of the FDA or comparable foreign authorities, manufacturing requirements, including cGMP, data privacy and security laws, healthcare-related laws, or laws requiring accurate financial reporting. These risks also extend to activities related to GRAS determinations or similar filings and studies or trials.

In addition, misconduct could involve the improper use, misrepresentation, or fabrication of data, unauthorized disclosure of confidential information, or misappropriation of materials or products. Any such actions could result in regulatory enforcement actions, delays in development or commercialization, or significant reputational harm. It is not always possible to identify, prevent, or deter such misconduct, and the controls and procedures we have implemented may not be effective in mitigating all risks or losses or in protecting us from governmental investigations, enforcement actions, or litigation.

We may also be subject to allegations of misconduct or noncompliance, including claims of fraud or regulatory violations. Defending against such claims can be costly and time-consuming and may divert management’s attention and resources. If we or our collaborators or licensees are found to be in violation of applicable laws or regulations, our business operations and financial condition may be adversely affected.

Public views on ethical and social issues may limit use of our technologies.

Our success will depend in part upon our ability, and our current and future collaborators’ or licensees’ ability, to develop pharmaceutical and non-pharmaceutical products discovered, developed and manufactured through the C1 platform, and our other technologies. Governmental authorities could, for social, ethical or other purposes, limit the use of genetic processes or prohibit the practice of using a modified C1 organism to produce biologic non-therapeutic products. Concerns about the C1 platform and our other technologies, and particularly about the expression of genes from C1 for pharmaceutical and non-pharmaceutical purposes, could adversely affect their market acceptance.

The commercial success of our current and future collaborations and our licensees’ potential products will depend in part on public acceptance of the use of genetically engineered products including enzymes, non-therapeutics, and other products produced in this manner. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment, animals or humans may influence public attitudes. Our and our licensees’ genetically engineered products may not gain public acceptance. Negative public reaction to GMOs and products could result in increased government regulation of genetic research and resulting products, including stricter labeling laws or other regulations, and could cause a decrease in the demand for our products. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, some or all of our products and processes may not gain public acceptance, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We and the CROs, collaborators and licensees are subject to various federal, state and local environmental laws and regulations relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. Even then, we cannot eliminate the risk of contamination or injury from these materials. A violation of these laws and regulations or permit conditions could result in substantial fines, criminal sanctions, permit revocations and/or facility shutdowns.

In recent years, environmental, health and safety laws and regulations have become more prevalent. In addition, new laws, new interpretations of existing laws, or other developments could require us or our CROs or other service providers to make additional significant expenditures. Present and future environmental laws and regulations and interpretations thereof, more vigorous enforcement of policies and discovery of currently unknown conditions may impair our research, development or production efforts or require substantial expenditures that could have a material adverse effect on our results of operations and financial position. Additionally, any such developments may have a negative impact on our contract manufacturers, which could harm our business.

Increasing scrutiny and changing expectations from customers, regulators, investors, and other stakeholders with respect to our sustainability practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing scrutiny from customers, regulators, investors, and other stakeholders related to their sustainability practices. Investor advocacy groups, investment funds and influential investors are also focused on these practices, especially as they relate to the environment, health and safety, supply chain management, diversity and human rights. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation and the price of our common stock.

In addition, our customers may adopt policies that include sustainability requirements or may seek to include such provisions in their contract terms and conditions. These sustainability provisions and initiatives are subject to change and vary from jurisdiction to jurisdiction, and certain elements may be difficult and/or cost prohibitive for us to comply with given the inherent complexity and the global scope of our operations. In certain circumstances, in order to meet the requirements or standards of our customers, we may be obligated to modify our sourcing practices or make other operational choices which may require additional investment and increase our costs or result in inefficiencies.

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

The C1 platform has been tested for use in the manufacturing of an enzyme in the production of wine, beer and fruit juices, and has generated promising safety and toxicity data for that enzyme. The C1 platform could produce non-therapeutic products that have safety, toxicity, pathogenicity, immunogenicity and other issues associated with them. The C1 platform and our other technologies may be subject to lengthy regulatory reviews and unfavorable regulatory determinations if they raise safety questions which cannot be satisfactorily answered or if results from studies do not meet regulatory requirements. An unfavorable regulatory ruling could be difficult to resolve and could delay or possibly prevent a product from being commercialized or even delay or prevent the use of the C1 platform or our other technologies to produce future products, which would have a material adverse effect on our growth and prospects. Additionally, future products produced by us or our current and future collaborators or licensees using the C1 platform, or our other technologies may not be approved by the FDA or other regulatory agencies in the U.S. or worldwide. There is no assurance that safety, toxicity, pathogenicity, immunogenicity and other issues will not arise in current or future product development and manufacturing programs due to media, fermentation, inherent properties or genetic changes in the C1 and other strains and fermentation processes.

If these non-therapeutic protein products or other non-pharmaceutical products are not approved by regulators, we or our current and future customers or collaborators and licensees will not be able to commercialize them, and we may not receive research funding, upfront license fees, milestone and royalty payments, which are based upon the successful advancement of these products through the drug development and approval process. Even after investing significant time and expense, any regulatory approval may also impose limitations on the uses for which we can market a product, and any marketed product and its manufacturer are subject to continual review. Discovery of previously unknown problems with a product or manufacturer may result in new restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. In certain countries, regulatory agencies also set or approve prices, which may result in low or unprofitable margins and would have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulation; failure to comply with these regulations could adversely affect our business and financial results.

We and our collaborators are subject to a wide array of federal, state, local, and international regulations. These regulations govern, among other things, research and development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, and post-approval monitoring and reporting requirements for pharmaceutical products. In the United States, the FDA imposes rigorous requirements for the approval and ongoing regulation of pharmaceutical products, including compliance with current Good Manufacturing Practices (cGMP). Similar regulatory regimes exist in other jurisdictions, including the European Medicines Agency (EMA) and other national authorities. Any failure to comply with applicable regulatory requirements, or any significant change in such regulations, could delay or prevent the development, approval or commercialization of our products or product candidates, increase our costs, or reduce demand for our technologies. For example, changes in the FDA’s regulation of pharmaceutical products or increased scrutiny of manufacturing processes could adversely affect our ability or the ability of our collaborators, licensees and customers to bring products to market or to obtain or maintain product approvals where required. We may also be subject to FDA or other foreign regulatory authority inspections, audits or enforcement actions. Any failure to comply with regulatory requirements or any findings of non-compliance during regulatory authority inspections could result in warning letters, fines, product recalls, suspension of manufacturing options or delays in product approvals. Such actions could materially harm our reputation, business and financial results.

Risks Relating to Intellectual Property

Failure to protect our intellectual property and the intellectual property of certain third parties could harm our competitive position.

Our success will depend in part on our ability to obtain patents and on our and Danisco’s (as part of the DuPont Transaction, patents were assigned to Danisco) and our current and future collaborators’, and licensees’ ability to maintain adequate protection of our and their intellectual property. If we, Danisco, or our current and future collaborators and licensees do not adequately protect our intellectual property, competitors may be able to practice our technologies and erode our competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Biotechnology company stocks generally tend to experience extreme price fluctuations. The valuations of many biotechnology companies without consistent product sales and earnings are extraordinarily high based on conventional valuation standards such as price-to-earnings and price-to-sales ratios. These trading prices and valuations may not be sustained. Factors that may result in fluctuations in our stock price include, but are not limited to, the following:

●	Changes in the public’s perception of the prospects of biotechnology companies;

●	The public’s perception of non-therapeutic interventions;

●	Sales of our common stock in the public market by such stockholders or other significant stockholders, executive officers, or directors;

●	Announcements of new technological innovations, patents or new products or processes by us, Danisco or our current or future collaborators, licensees and competitors;

●	Announcements by us, Danisco or our collaborators and licensees relating to our relationships with third parties;

●	Coverage of, or changes in financial estimates by us or securities and industry analysts;

●	Conditions or trends in the biotechnology industry;

●	Changes in investor interest in the areas in which we and/or our collaborators and licensees are applying our technologies;

●	Access to outside research funding;

●	Changes in the market valuations of other biotechnology companies;

●	Limitations or expanded uses in the areas within the biopharmaceutical or other industries into which we can apply our technologies and products;

●	Actual or anticipated changes in our growth rate relative to our new potential competitors;

●	Developments in domestic and international governmental policy or regulations;

●	Announcements by us, Danisco, our current and future collaborators and licensees, or our competitors of significant acquisitions, divestures, strategic partnerships, license agreements, joint ventures or capital commitments;

●	The position of our cash, cash equivalents and marketable securities;

●	Any changes in our debt position as a result, in part, of our business transition;

●	Developments in patent or other proprietary rights held by us, Danisco or by others;

●	Negative effects related to the stock or business performance of Danisco, our current and future collaborators and licensees, or the abandonment of projects using our technology by our collaborators and/or licensees;

●	Scientific risks inherent to emerging technologies such as the C1 platform or our other technologies;

●	Set-backs, and/or failures, and or delays in our or our current and future collaborators’ and licensees’ R&D and commercialization programs;

●	Delays or failure to receive regulatory approvals by us, Danisco and/or our current and future collaborators and licensees;

●	Loss or expiration of our or Danisco’s intellectual property rights;

●	Theft, misappropriation or expiration of owned or licensed proprietary and intellectual property, genetic and biological material owned by us and/or Danisco US, Inc., and VTT Technical Research Centre of Finland Ltd;

●	Our inability to acquire new intellectual property, genetic and biological material owned by us and/or Danisco;

●	Unanticipated risks as a result of our business transition;

●	Lawsuits initiated by or against us, Danisco, or our current and future collaborators and licensees;

●	Period-to-period fluctuations in our operating results;

●	Future royalties from product sales, if any, by Danisco, our current or future strategic partners, collaborators or licensees;

●	Future royalties may be owed to Danisco by us, our collaborators, licenses, or sub-licensees under certain circumstances related to our Danisco Pharma License;

●	Short positions taken in our common stock;

●	Sales of our common stock or other securities in the open market;

●	Stock buy-back programs;

●	Stock splits; and

●	Decisions made by the board related to potential registration of Dyadic’s stock under the Securities Act of 1933, as amended (the “Securities Act”), and/or up listing to another stock exchange.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to vary significantly or decline. Some of the factors that could impact our operating results include:

●	Expiration of or cancellations of our research contracts with current and future collaborators and/or licensees, which may not be renewed or replaced;

●	Setbacks or failures in our and our current and future collaborators’ and licensees’ research, development and commercialization efforts;

●	Setbacks, or delays in our research and development efforts to develop and produce biologics;

●	Setbacks, or delays in our research and development efforts to re-engineer the C1 platform or our other technologies for their applications and use in developing and producing biologics;

●	The speed, and success rate of our discovery and research and development efforts leading to potential licenses, or other forms of collaborations, access fees, milestones and royalties;

●	The timing and willingness of current and future collaborators and licensees to utilize C1 to develop and commercialize their products which would result in potential upfront fees, milestones and royalties;

●	General and industry specific economic conditions, which may affect our current and future collaborators’ and licensees’ R&D expenditures;

●	The adoption and acceptance of the C1 platform and our other technologies by biopharmaceutical and non-pharmaceutical companies and regulatory agencies;

●	The addition or loss of one or more of the collaborative partners, grants, research funding, or licensees we are working with to further develop and commercialize our technologies and products in the pharmaceutical industry;

●	Our ability to file, maintain and defend our intellectual property and to protect our proprietary information and trade secrets;

●	Our ability to develop technology, products and processes that do not infringe on the intellectual property of third parties;

●	The improvement and advances made by our competitors to CHO, E.coli, yeast, inset cells, plant and other expression systems;

●	The introduction by our competitors of new discovery and expression technologies competitive with the C1 platform;

●	Our ability to enter into new research projects, grants, licenses or other forms of collaborations and generate revenue from such parties;

●	Scientific risk associated with emerging technologies such as the C1 platform;

●	Failure to bring on the necessary research and manufacturing capacity, e.g., CRO, CMO (contract manufacturing organization), and CDMO (contract development and manufacturing organization), if required;

●	Uncertainty regarding the timing of research funding, grants or upfront license fees for new C1 platform, our other technologies, collaborations, license agreements or expanded license agreements; and

●	Delays or failure to receive upfront fees, milestones and royalties and other payments.

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

Certain provisions of our certificate of incorporation, bylaws and Delaware law, as well as certain agreements we have with our executives, could make it substantially more difficult for a third party to acquire control of us. These provisions include the following:

●	We may issue preferred stock with rights senior to those of our common stock;

●	We have a classified board of directors;

●	Action by written consent by stockholders is not permitted;

●	Our board of directors has the exclusive right to fill vacancies and set the number of directors;

●	Cumulative voting by our stockholders is not allowed; and

●	We require advance notice for nomination of directors by our stockholders and for stockholder proposals.

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

Our executive officers, directors and principal stockholders (5% stockholders) together control approximately 24.2% of our 36,187,798 shares of outstanding common stock as of December 31, 2025.

Our Founder and Chief Executive Officer Mark Emalfarb, through the Mark A. Emalfarb Trust U/A/D October 1, 1987, as amended (the “MAE Trust”) of which he is the trustee and beneficiary, owned approximately 13.1% of our outstanding common stock as of December 31, 2025. Further, the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”), whose beneficiaries are the descendants and spouse of Mr. Emalfarb, owned approximately 9.4% of our outstanding common stock as of December 31, 2025. We have historically been partially controlled, managed and partially funded by Mr. Emalfarb, and affiliates of Mr. Emalfarb. Collectively, Mr. Emalfarb and stockholders affiliated with Mr. Emalfarb controlled approximately 22.5% of our outstanding common stock as of December 31, 2025.

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

As of December 31, 2025, there were 36,187,798 shares of our common stock outstanding. Approximately 24.2% of these outstanding common shares are beneficially owned or controlled by our executive officers, directors and principal stockholders.

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

The Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations, tariffs or other trade restrictions, or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents, and marketable and non-marketable securities may fluctuate substantially, which could result in significant losses and could have a material adverse impact on the Company’s financial condition and operating results.

We are a smaller reporting company, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company and are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our filings with the SEC due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock prices may be more volatile.

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

If we fail to comply with listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), our common stock may be delisted, adversely affecting the liquidity and market price of our common stock, as well as our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern.

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum bid price of our common stock, which cannot fall below $1.00 for a period of more than 30 consecutive trading days (the “Minimum Bid Price Requirement”). On December 19, 2025, we received a deficiency notice from the Staff of Nasdaq notifying us that for the last 30 consecutive business days our securities had not maintained the minimum bid price of at least $1.00 per share required by the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). The Minimum Bid Price Notice had no immediate effect on the listing of our common stock on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until June 17, 2026 (the “Minimum Bid Price Compliance Date”), to regain compliance with the minimum bid price requirement by having our bid price close at $.001 per share or more for a minimum of 10 consecutive business days before the Minimum Bid Price Compliance Date (subject to the Staff’s discretion to extend this period an additional 180-day period, provided that on the Minimum Bid Price Compliance Date, we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on the Nasdaq Capital Market). There can be no assurance that we will be granted an extension.

If we do not regain compliance by the Minimum Bid Price Compliance Date or any extension date, the Staff will provide written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq to the panel, such appeal would be successful. If our common stock is in turn delisted from Nasdaq as a result of our failure to comply with the Minimum Bid Price Requirement or any other requirement for continued listing on Nasdaq, trading of our common stock could be conducted in the over-the-counter market established for unlisted securities such as the OTCQX, the OTCQB, the OTCID Basic Market or the Pink Limited Market, but there can be no assurance that our common stock will be eligible for trading on any such alternative market. Additionally, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could be a reduction in our coverage by securities analysts, and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.

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

The Company maintains its corporate headquarters at 1044 N US 1, Jupiter, Florida under a lease expiring on August 31, 2026, with an option to extend for two (2) successive one (1) year terms. The Company occupies this space with an annual base rent is approximately $59,000, excluding common maintenance expenses. Rent is subject to three percent (3%) annual increases, and the Company is responsible for certain common area maintenance charges and taxes throughout the life of the lease.

The Company maintains a small satellite office in Wageningen, The Netherlands under a lease with an annual rental rate of approximately $5,000. The lease expires on January 31, 2027, and thereafter, the Company intends to reevaluate the need for the leased space to align with the future operations of the Company.

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

Market Information

As of December 31, 2025, Dyadic had two classes of capital stock authorized, common stock and preferred stock. Effective April 17, 2019, our common stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “DYAI”. There were no shares of preferred stock outstanding for the reported period. The number of record holders of our common stock as of December 31, 2025 was 43, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. We have never declared or paid any dividends in the past. Any future determination to pay dividends will be at the discretion of our Board of Directors (the “Board”).

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12.

Equity Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include but are not limited to those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

Description of Business

Dyadic is a global biotechnology platform company based in Jupiter, Florida with operations in the United States and a satellite office in the Netherlands, and it utilizes several third-party consultants and contract research organizations to carry out the Company’s activities. Over the past two plus decades, the Company developed a gene expression platform for producing commercial quantities of industrial enzymes and other proteins, and previously licensed this technology to third parties, such as Abengoa Bioenergy SA, BASF SE, Codexis, Inc. and others, for use in industrial (non-pharmaceutical) applications. This technology is based on the Thermothelomyces heterothallica (formerly known as Myceliophthora thermophila) fungus, which the Company named C1.

Nasdaq Deficiency Notices and Remediation

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum Market Value of Listed Securities (“MVLS”) of $35 million, which MVLS cannot fall below $35 million for a period of more than 30 consecutive trading days (the “MVLS Requirement”), and a minimum bid price of at least $1 per share, which cannot fall below $1 for a period more than 30 consecutive trading days (the “Minimum Bid Price Requirement”). In early 2025, we were notified that we did not comply with either of the MVLS Requirement or the Minimum Bid Price Requirement and could become subject to delisting if we did not cure these deficiencies during specified cure periods. In October 2025, we were notified by Nasdaq that we have since cured these deficiencies within the applicable cure periods and have regained compliance with the applicable continued listing requirements.

On December 19, 2025, the Company was notified that we did not comply the Minimum Bid Price Requirement and could become subject to delisting if we did not cure these deficiencies during specified cure period.  See “Item 1A. Risk Factors—Risks Related to Our Common Stock— If we fail to comply with listing standards of the Nasdaq Stock Market LLC (‘Nasdaq’), our common stock may be delisted, adversely affecting the liquidity and market price of our common stock, as well as our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern.”

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

Royalties: With respect to licenses deemed to be the predominant item to which the sales-based royalties relate, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its sublicensing arrangements.

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

The Company classifies accrued interest and penalties related to its tax positions as a component of income tax expense. The Company currently is not subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2022. See Note 8 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of research and development revenue for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Research and development revenue	$967,311	$1,605,220
Grant revenue	1,858,034	-
License and milestone revenue	265,000	1,890,169
Costs of research and development revenue	600,700	1,194,624
Cost of grant revenue	1,719,160	-

The decrease in research and development revenue and cost of research and development revenue was primarily attributable to a decline in the number of active collaborations to 14, compared to 19 in the prior year.

Grant revenue and cost of grant revenue for the year ended December 31, 2025 were attributable to the Gates Foundation and CEPI grants. No grant revenue was recognized for the year ended December 31, 2024.

The license and milestone revenue recognized during the year ended December 31, 2025 was derived from the Inzymes and BRIG BIO license agreements, compared to the Inzymes and Proliant license agreements for the year ended December 31, 2024.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the year ended December 31, 2025 increased to $2,155,000 compared to $2,044,000 for the year ended December 31, 2024. The increase was driven by a higher number of active internal research initiatives undertaken to expedite product development.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 decreased to $5,762,000 from $6,135,000 for the year ended December 31, 2024. The decrease reflected reductions in management incentive expenses of $225,000, share-based compensation expenses of $166,000, and insurance expenses of $51,000, partially offset by increases in professional service expenses of $51,000 and other expenses of $18,000.

Foreign Currency Exchange

Foreign currency exchange losses for the year ended December 31, 2025 were $47,000, compared to $23,000 for the year ended December 31, 2024. The increase was primarily due to fluctuations in the Euro relative to the U.S. dollar.

Loss from Operations

Loss from operations for the year ended December 31, 2025 increased to $7,193,000, compared to $5,901,000 for the year ended December 31, 2024. The increase in loss from operations was primarily driven by a decrease in licensing and milestone revenue of $265,000 for 2025, compared to $1,890,000 in 2024, partially offset by a decrease in general and administrative expenses.

Other Income, Net

For the year ended December 31, 2025, total other expenses, net, were $172,000, compared to other income, net, of $92,000 for the year ended December 31, 2024. The decrease in other income was primarily due to an increase in interest expense related to the Convertible Notes, which totaled $456,000 in 2025 compared to $428,000 for the partial year in 2024, and the absence of a $63,000 gain on the sale of the Company’s equity interest in Alphazyme, LLC recognized in 2024. The decrease was also partially attributable to a reduction in interest income.

Income Taxes

The Company had federal and state net operating loss (“NOL”) carryforwards available as of December 31, 2025 and 2024, in the amount of approximately $53,011,000 and $49,903,000, respectively. Approximately $50,073,000 of the federal net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the net operating loss carryforwards will expire at varying dates through 2037.

Net Loss

Net loss for the year ended December 31, 2025 was $7,364,000, compared to a net loss of $5,809,000 for the year ended December 31, 2024. The increase in net loss of $1,555,000 was primarily attributable to a decrease in license and milestone revenue of $1,625,000 and an increase in research and development expenses of $110,000, partially offset by a decrease in general and administrative expenses of $373,000.

Liquidity and Capital Resources

In accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), management is required to evaluate whether there are conditions and events, considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the issuance date of the Company’s financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock (collectively, the “Purchasers”). The net proceeds from the sale of Convertible Notes, after deducting offering expenses, were $5,824,326. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes, as amended, will mature on December 31, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes. The Convertible Notes can be converted into shares of common stock, at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date.

During the year ended December 31, 2024, $910,000 of Convertible Notes were converted into 556,623 shares of common stock. For more information regarding the Convertible Notes, including the covenants related thereto, see Note 5 to the Consolidated Financial Statements.

On May 1, 2025, the Company amended the Convertible Notes to extend the Redemption Date (as defined in the Convertible Notes) to December 1, 2026.

On September 15, 2025, the Company amended the security agreement to reflect updates to the Secured Parties (as defined in the Security Agreement) thereunder, including the addition of a trust for the benefit of the Company’s Chief Executive Officer, Mark Emalfarb, as a result of his purchase and assignment to him of one of the Notes from an existing note holder in a principal amount of $1,000,000.

On December 23, 2025, the Company entered into an additional amendment to the Convertible Notes, pursuant to which (i) the Maturity Date (as defined in the Convertible Notes) was extended from March 8, 2027 to December 31, 2027, (ii) the conversion price at which the Convertible Notes are convertible into shares of the Company’s common stock was set at $1.05 per share of common stock, and (iii) except in the case of an Event of Default (as defined in the Convertible Notes), the holders no longer have the right to elect to have the Company redeem all, or any part, of the principal amount then remaining under the Convertible Note.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of December 31, 2025.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation relating to a grant in the amount of $3,092,000 awarded from the Gates Foundation for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”). Funds received in advance that have not been spent are recorded as restricted cash in the Company’s consolidated balance sheets.

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

On August 1, 2025, the Company completed an underwritten offering of 6,052,000 shares of the Company’s common stock (the “Offering”) pursuant to an underwriting agreement, dated July 30, 2025, between the Company and Craig-Hallum Capital Group LLC (“Craig-Hallum”). The public offering price in the Offering was $0.95 per share of common stock. The net proceeds to the Company from the Offering were $4.9 million, after deducting legal expenses, underwriting discounts and commissions, and other offering expenses. The Company has been using the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing.

On March 6, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $4,238,000 from time to time through the Sales Agent, including block trades and sales made in ordinary brokers’ transactions directly on Nasdaq or any other trading market for the Company’s common stock at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices (the “At-The-Market Equity Offering Program”). Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other parameters or conditions the Company may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. The Company is not obligated to sell any shares of common stock under the Sales Agreement, and the Company or the Sales Agent may at any time suspend or terminate offerings of shares under the At-The-Market Equity Offering Program upon notice to the other party and subject to other conditions. As of the date of this Annual Report, no shares have been sold under the Sales Agreement.

The Company expects its existing cash, cash equivalents, restricted cash and its investment securities, including accrued interest, totaling approximately $8.6 million as of December 31, 2025, will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Annual Report. For more information on recent equity raises by the Company, see Notes 7 and 10. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amount raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

As of December 31, 2025, cash, cash equivalents, and restricted cash were $5,853,000 compared to $6,507,000 as of December 31, 2024. The carrying value of investment grade securities, including accrued interest as of December 31, 2025, was $2,734,000 compared to $2,781,000 as of December 31, 2024.

Net cash used in operating activities for the year ended December 31, 2025 of $5,702,000, resulting from a net loss of $7,365,000, adjusted for share-based compensation expenses of $930,000, and partially offset by changes in operating assets and liabilities of $661,000.

Net cash used in operating activities for the year ended December 31, 2024 of $3,975,000, resulting from a net loss of $5,809,000, adjusted for share-based compensation expenses of $1,126,000, and partially offset by changes in operating assets and liabilities of $755,000.

Net cash provided by investing activities for the year ended December 31, 2025 was $82,000, compared to net cash used in investing activities of $1,876,000 for the year ended December 31, 2024. Cash flows from investing activities in both years were primarily related to proceeds from maturity, net of purchases of investment grade debt securities. Additionally, the Company received proceeds of $61,000 from the sale of investment in Alphazyme in 2024.

Net cash provided by financing activities for the year ended December 31, 2025 was $4,965,000, primarily related to net proceeds from the issuance of convertible notes and proceeds from the exercise of stock options. For the year ended December 31, 2024, net cash provided by financing activities was $5,849,000, similarly related to net proceeds from the issuance of convertible notes and proceeds from the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report because we are a “smaller reporting company” and “non-accelerated filer.”

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2026 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year.

PART IV

Item 15.	Financial Statement and Exhibits

(a) Financial Statement

Our financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.

(b) Exhibits

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1#	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2#	Fourth Amended and Restated Bylaws of Dyadic International, Inc., effective May 29, 2025	8-K	3.1	June 2, 2025
4.1#	Specimen Stock Certificate Evidencing Shares of Common Stock	10-12G	4.1	January 14, 2019
4.2#	Description of Registered Securities	10-K	4.2	March 30, 2020
4.3.1#	Senior Secured Convertible Promissory Note, dated March 8, 2024	8-K	4.1	March 11, 2024
4.3.2#	Amendment, dated October 4, 2024, to Senior Secured Convertible Promissory Note	8-K	4.1	October 8, 2024
4.3.3#	Second Amendment, dated March 8, 2024, to Senior Secured Convertible Promissory Note	8-K	4.1	May 5, 2025
4.3.4#	Third Amendment, dated December 23, 2025, to Senior Secured Convertible Promissory Note	8-K	4.1	December 29, 2025
10.1**#	Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.2	January 14, 2019
10.2.1**#	Dyadic International, Inc. 2021 Equity Incentive Plan	S-8	4.3	August 12, 2021
10.2.2**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2021 Equity Incentive Plan	10-K	10.2.1	March 28, 2024
10.2.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2021 Equity Incentive Plan	10-K	10.2.2	March 28, 2024
10.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.3	January 14, 2019
10.4**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.4	January 14, 2019
10.5.1**#	Employment Agreement, dated June 16, 2016, and First Amendment dated January 23, 2017, by and between Dyadic International, Inc. and Mark A. Emalfarb	10-12G	10.5	January 14, 2019
10.5.2**#	Second Amendment to Employment Agreement between Dyadic International, Inc. and Mark A. Emalfarb, dated as of November 12, 2019	8-K	10.1	November 13, 2019
10.6**#	Consulting Agreement, dated January 1, 2016, by and between Dyadic Netherlands B.V. and Sky Blue Biotech kft on behalf of Ronen Tchelet	10-12G	10.7	January 14, 2019
10.7**#	Employment Agreement dated November 8, 2024, between Dyadic International, Inc. and Ping Rawson	8-K	10.1	November 2024
10.8**#	Employment Agreement between Dyadic International Inc. and Joseph Hazelton dated November 9, 2021	8-K	10.1	November 9, 2021
10.9**#	Form of Director and Officer Indemnification Agreement	10-12G	10.10	January 14, 2019

10.10#	Lease Agreement with Jupiter Harbour Office, LLC dated August 19, 2023	10-Q	10.1	November 8, 2023
10.11†#	Pharma License Agreement with Danisco US, Inc. dated December 31, 2015	10-12G	10.12	January 14, 2019
10.12.1†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated September 2, 2016	10-12G	10.13	January 14, 2019
10.12.2†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated June 28, 2019	8-K	10.1	July 5, 2019
10.13.1†#	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-Q	10.2	November 8, 2023
10.13.2†#	Amendment No. 1 dated July 26, 2021, to the Service Framework Agreement dated June 30, 2017	8-K	10.3	July 27, 2021
10.14†#	License Agreement with VTT Technical Research Centre of Finland Ltd dated July 17, 2017	10-12G	10.17	January 14, 2019
10.15†#	Joint Development Agreement with Leprino Foods Company, dated May 12, 2022	8-K	10.1	May 11, 2022
10.16†#	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019	8-K	10.1	May 8, 2019
10.17†#	Amended and Restated Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated June 24, 2020	8-K	10.1	June 29, 2020
10.18†#	Alphazyme Sale Agreement dated January 18, 2023	8-K	10.1	January 23, 2023
10.19†#	RUBIC License Agreement dated April 6, 2023	8-K	10.1	April 6, 2023
10.20†#	Inzyme Development and Exclusive License Agreement, effective September 18, 2023	8-K	10.1	September 19, 2023
10.21#	Securities Purchase Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.1	March 11, 2024
10.22#	Registration Rights Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.2	March 11, 2024
10.23#	Security Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.3	March 11, 2024
10.24**#	Amendment to Security Agreement dated as of September 15, 2025	8-K	10.1	September 16, 2025
10.25#	Subsidiary Guarantee Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.4	March 11, 2024
10.26	License and Development Agreement between Dyadic International (USA), Inc. and Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals, dated June 27, 2024	8-K	10.1	July 2, 2024
10.27†#	Grant Agreement between Dyadic International, Inc. and the Bill & Melinda Gates Foundation, dated as of November 16, 2024	8-K	10.1	November 26, 2024
10.28#	At-The-Market Issuance Sales Agreement between Dyadic International, Inc. and Craig-Hallum Capital Group LLC, dated as of March 6, 2026	8-K	1.1	March 6, 2026

19.1#	Insider Trading Policy	10-K	19.1	March 26, 2025
21.1	Subsidiaries of the Registrant	10-K	21.1	March 28, 2024
23.1	Consent of Independent Registered Public Accounting Firm - Crowe LLP				x
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer of Dyadic International, Inc, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Chief Financial Officer of Dyadic International, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1^	Certification of Chief Executive Officer of Dyadic International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2^	Certification of Chief Financial Officer of Dyadic International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97#	Policy Related to Recovery of Erroneously Awarded Compensation	10-K	97	March 28, 2024
101.INS	Inline XBRL Instance Document				x
101.SCH	Inline XBRL Taxonomy Extension Schema Document				x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DYADIC INTERNATIONAL, INC.

March 25, 2026	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
President and Chief Executive Officer
(Principal Executive Officer)

March 25, 2026	By:	/s/ Ping W. Rawson
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

Signature	Title	Date

/s/ Mark A. Emalfarb	Chief Executive Officer, Director	March 25, 2026
Mark A. Emalfarb	(Principal Executive Officer)

/s/ Ping W. Rawson	Chief Financial Officer	March 25, 2026
Ping W. Rawson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick Lucy	Chairman, Director	March 25, 2026
Patrick Lucy

/s/ Jack L. Kaye	Director	March 25, 2026
Jack L. Kaye

/s/ Seth J. Herbst	Director	March 25, 2026
Seth J. Herbst, MD

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Dyadic International, Inc.

Jupiter, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dyadic International, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Crowe LLP

We have served as the Company’s auditor since 2023.

Livingston, New Jersey

March 25, 2026

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,622,331	$6,506,750
Short-term investment securities	2,698,661	2,756,577

Restricted cash	1,231,168	—
Interest receivable	35,129	24,248
Accounts receivable	1,090,297	237,027
Prepaid expenses and other current assets	219,067	303,066
Total current assets	9,896,653	9,827,668

Non-current assets:
Operating lease right-of-use asset, net	38,535	92,211
Other assets	10,537	10,396
Total assets	$9,945,725	$9,930,275

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$852,024	$482,320
Accrued expenses	967,974	970,462
Deferred research and development obligations	1,730,852	833,813
Operating lease liability, current portion	34,621	54,249
Accrued interest	60,000	80,000
Accrued interest- related party	41,800	27,173
Total current liabilities	3,687,271	2,448,017

Non-current liabilities:
Convertible notes, net of issuance costs	2,962,304	3,911,471
Convertible notes, net of issuance costs - related party	2,063,740	1,065,876
Operating lease liability, net of current portion	—	34,621
Total liabilities	8,713,315	7,459,985

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 48,441,300 and 42,089,301, outstanding shares - 36,187,798 and 29,835,799 as of December 31, 2025, and December 31, 2024, respectively	48,442	42,090
Additional paid-in capital	113,564,991	107,444,595
Treasury stock shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(93,451,108)	(86,086,480)
Total stockholders’ equity	1,232,410	2,470,290
Total liabilities and stockholders’ equity	$9,945,725	$9,930,275

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Revenues:
Research and development revenue	$967,311	$1,605,220
Grant revenue	1,858,034	—
License and milestone revenue	265,000	1,890,169
Total revenue	3,090,345	3,495,389

Costs and expenses:
Costs of research and development revenue	600,700	1,194,624
Costs of grant revenue	1,719,160	—
Research and development	2,154,666	2,044,253
General and administrative	5,761,735	6,134,773
Foreign currency exchange loss	46,900	22,561
Total costs and expenses	10,283,161	9,396,211

Loss from operations	(7,192,816)	(5,900,822)

Other income (expense):
Interest income	284,085	456,992
Gain on sale of Alphazyme	—	62,642
Interest expense	(332,054)	(288,142)
Interest expense - related party	(123,843)	(139,829)
Total other income (expense), net	(171,812)	91,663

Net loss	$(7,364,628)	$(5,809,159)

Basic and diluted net loss per common share	$(0.23)	$(0.20)

Basic and diluted weighted-average common shares outstanding	32,624,323	29,318,123

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance at December 31, 2023	41,064,563	$41,065	(12,253,502)	$(18,929,915)	$105,044,756	$(80,277,321)	$5,878,585

Stock-based compensation expenses	—	—	—	—	1,126,279	—	1,126,279

Issuance of common stock upon vesting of restricted stock units	437,546	437	—	—	339,897	—	340,334

Issuance of common stock upon exercise of stock options	30,569	31	—	—	24,220	—	24,251

Issuance of common stock upon settlement of convertible debt	556,623	557	—	—	909,443	—	910,000

Net loss	—	—	—	—	—	(5,809,159)	(5,809,159)

Balance at December 31, 2024	42,089,301	$42,090	(12,253,502)	$(18,929,915)	107,444,595	$(86,086,480)	$2,470,290

Stock-based compensation expenses	—	—	—	—	930,183	—	930,183

Issuance of common stock upon vesting of restricted stock units	272,516	273	—	—	231,348	—	231,621

Issuance of common stock upon exercise of stock options	27,483	27	—	—	24,222	—	24,249

Issuance of common stock in connection with at-the-market offering, net of issuance costs of $808,705	6,052,000	6,052			4,934,643	—	4,940,695

Net loss	—	—	—	—	—	(7,364,628)	(7,364,628)

Balance at December 31, 2025	48,441,300	$48,442	(12,253,502)	$(18,929,915)	$113,564,991	$(93,451,108)	$1,232,410

The accompanying notes are an integral part of these audited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(7,364,628)	$(5,809,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	930,183	1,126,279
Amortization of held-to-maturity securities, net	(24,169)	(71,057)
Amortization of debt issuance costs	48,697	63,021
Gain on investment in Alphazyme	—	(60,977)
Foreign currency exchange loss	46,901	22,561
Changes in operating assets and liabilities:
Interest receivable	(10,881)	(14,165)
Accounts receivable	(846,964)	219,425
Prepaid expenses and other current assets	83,964	24,742
Operating lease assets and liabilities, net	(573)	1,169
Accounts payable	314,451	(180,182)
Accrued expenses	229,132	252,664
Accrued interest	(20,000)	80,000
Accrued interest - related party	14,627	27,173
Deferred research and development obligations	897,039	343,700
Net cash used in operating activities	(5,702,221)	(3,974,806)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(5,952,270)	(7,343,230)
Proceeds from maturities of investment securities	6,034,355	5,406,000
Proceeds from the sale of investment in Alphazyme	—	60,977
Net cash provided by (used in) investing activities	82,085	(1,876,253)

Cash flows from financing activities
Proceeds from public offering, net of offering costs	4,940,695	—
Proceeds from issuance of convertible notes, net of issuance costs	—	3,882,884
Proceeds from issuance of convertible notes, net of issuance costs - related party	—	1,941,442
Proceeds from exercise of options	24,249	24,251
Net cash provided by financing activities	4,964,944	5,848,577
Effect of exchange rate changes on cash	1,941	(5,796)
Net decrease in cash, cash equivalents and restricted cash	(653,251)	(8,278)
Cash and cash equivalents at beginning of period	6,506,750	6,515,028
Cash, cash equivalents and restricted cash at end of period	$5,853,499	$6,506,750

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	4,622,331	6,506,750
Restricted cash	1,231,168	—
Total cash, cash equivalents, and restricted cash	$5,853,499	$6,506,750

Supplemental cash flow information
Vesting of restricted stock units	$231,621	$340,334
Conversion of convertible notes	$—	$910,000
Cash paid for interest	$412,573	$257,778

Supplemental noncash investing and financing information
Fair value of warrants issued in connection with the offering	$168,881	$—
Purchase and assignment of convertible note by related party	$1,000,000	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

Description of Business

Description of Business

Dyadic, d/b/a Dyadic Applied BioSolutions, is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the U.S. and the Netherlands. We aim to develop and commercialize scalable, non-animal protein production platforms to meet growing global demand across the life sciences, food and nutrition, and bio-industrial markets.

Effective August 1, 2025, we are doing business as Dyadic Applied BioSolutions. This rebranding initiative marks a strategic transition from a research-driven organization to a commercially focused enterprise. The new name and visual identity better reflect the emphasis on delivering applied biotechnology solutions through our patented and proprietary Dapibus™ and C1 gene expression platforms.

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

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock (collectively, the “Purchasers”). The net proceeds from the sale of Convertible Notes, after deducting offering expenses, were $5,824,326. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes, as amended, will mature on December 31, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes. The Convertible Notes can be converted into shares of common stock, at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date.

During the year ended December 31, 2024, $910,000 of Convertible Notes were converted into 556,623 shares of common stock. For more information regarding the Convertible Notes, including the covenants related thereto, see Note 5 to the Consolidated Financial Statements.

On May 1, 2025, the Company amended the Convertible Notes to extend the Redemption Date (as defined in the Convertible Notes) to December 1, 2026.

On September 15, 2025, the Company amended the security agreement to reflect updates to the Secured Parties (as defined in the Security Agreement) thereunder, including the addition of a trust for the benefit of the Company’s Chief Executive Officer, Mark Emalfarb, as a result of his purchase and assignment to him of one of the Notes from an existing note holder in a principal amount of $1,000,000.

On December 23, 2025, the Company entered into an additional amendment to the Convertible Notes, pursuant to which (i) the Maturity Date (as defined in the Convertible Notes) was extended from March 8, 2027 to December 31, 2027, (ii) the conversion price at which the Convertible Notes are convertible into shares of the Company’s common stock was set at $1.05 per share of common stock, and (iii) except in the case of an Event of Default (as defined in the Convertible Notes), the holders no longer have the right to elect to have the Company redeem all, or any part, of the principal amount then remaining under the Convertible Note.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of December 31, 2025.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation relating to a grant in the amount of $3,092,000 awarded from the Gates Foundation for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”). Funds received in advance that have not been spent are recorded as restricted cash in the Company’s consolidated balance sheets.

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

On August 1, 2025, the Company completed an underwritten offering of 6,052,000 shares of the Company’s common stock (the “Offering”) pursuant to an underwriting agreement, dated July 30, 2025, between the Company and Craig-Hallum Capital Group LLC (“Craig-Hallum”). The public offering price in the Offering was $0.95 per share of common stock. The net proceeds to the Company from the Offering were $4.9 million, after deducting legal expenses, underwriting discounts and commissions, and other offering expenses. The Company has been using the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing.

On March 6, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $4,238,000 from time to time through the Sales Agent, including block trades and sales made in ordinary brokers’ transactions directly on Nasdaq or any other trading market for the Company’s common stock at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices (the “At-The-Market Equity Offering Program”). Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other parameters or conditions the Company may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. The Company is not obligated to sell any shares of common stock under the Sales Agreement, and the Company or the Sales Agent may at any time suspend or terminate offerings of shares under the At-The-Market Equity Offering Program upon notice to the other party and subject to other conditions. As of the date of this Annual Report, there were no shares sold under the Sales Agreement.

The Company expects its existing cash, cash equivalents, restricted cash and its investment securities, including accrued interest, totaling approximately $8.6 million as of December 31, 2025, will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Annual Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amount raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

The Company expects its existing cash, cash equivalents, restricted cash and its investment securities, including accrued interest, totaling approximately $8.6 million as of December 31, 2025, will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Annual Report. For more information on recent equity raises by the Company, see Notes 7 and 10. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amount raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s senior management team that includes the Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer. The Company views its operations as and manages its business in one operating segment, which is the business of developing and commercializing synthetic protein products using the Company’s proprietary microbial platforms, including Dapibus™ and C1. Segment information is further described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Concentrations and Credit Risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities, and accounts receivable. At times, the Company has cash, cash equivalents, and investment securities at financial institutions exceeding the Federal Depository Insurance Company (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) insured limit on domestic currency and the Netherlands’ Dutch Deposit Guarantee Scheme (“DDGS”), the FDIC counterpart for foreign currency. The Company only deals with reputable financial institutions and has not experienced any losses in such accounts.

For the years ended December 31, 2025 and 2024, the Company’s revenue was generated from 14 and 19 customers, respectively. As of December 31, 2025 and 2024, the Company’s accounts receivable was from four and nine customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenues. For the years ended December 31, 2025 and 2024, two significant customers accounted for approximately $1,859,000 or 60.1% and $1,915,000 or 54.8% of revenue, respectively. As of December 31, 2025 and 2024, two and three customers accounted for approximately $917,000 or 84.1% and $158,000 or 66.9% of accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenues from customers that are located outside of the United States. For the years ended December 31, 2025 and 2024, the Company had three and eleven customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $1,032,000 or 33.4% and $1,526,000 or 43.7% of total revenue, respectively. As of December 31, 2025 and 2024, the Company had two and four customers outside of the United States (i.e., European and Asian customers) that accounted for approximately $916,953 or 84.1% and $146,000 or 61.5% of accounts receivable, respectively.

The Company uses CROs to conduct its research projects and manage its clinical trials. For the years ended December 31, 2025 and 2024, two CROs accounted for approximately $3,635,000 or 90.9% and $2,389,000 or 93.0% of total research services we purchased, respectively. As of December 31, 2025 and 2024, two CROs accounted for approximately $571,149 or 67.0% and $284,000 or 58.9% of accounts payable, respectively. The loss of business from one of these CROs or a combination of them could adversely affect the Company’s operations.

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

As of December 31, 2025 and 2024, all of our money market funds were invested in U.S. Government money market funds. The Company did not have any investment securities classified as trading as of December 31, 2025 and 2024.

Restricted cash

Restricted cash represents amounts subject to restrictions under an agreement with the Gates Foundation. These funds may need to be refunded and are limited to use as specified in the agreement. The restriction on these funds lapses as the Company fulfills its obligations under the agreement. Amounts expected to be used within the next twelve (12) months are classified as current.

Accounts Receivable

Accounts receivable consists of billed receivables currently due from customers and unbilled receivables. Unbilled receivables represent the excess of contract revenue (or amounts reimbursable under contracts) over billings to date. Such amounts become billable in accordance with the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of December 31, 2025 and 2024.

Accounts receivable consists of the following:

	December 31,
	2025	2024
Billed receivable	$487,741	$173,993
Unbilled receivable	$602,556	63,034
	$1,090,297	$237,027

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2025	2024
Prepaid insurance	$165,386	$182,270
Prepaid expenses - various	51,346	117,560
Prepaid taxes	2,335	3,236
	$219,067	$303,066

Accounts Payable

Accounts payable consists of the following:

	December 31,
	2025	2024
Research and development expenses	$627,063	$340,698
Legal expenses	133,724	68,420
Other	91,237	73,202
	$852,024	$482,320

Accrued Expenses

Accrued expenses consists of the following:

	December 31,
	2025	2024
Employee wages and benefits	$395,459	$496,905
Research and development expenses	493,992	437,196
Legal expenses	78,523	25,000
Other	—	11,360
	$967,974	$970,462

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

Royalties: With respect to licenses deemed to be the predominant item to which the sales-based royalties relate, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its sublicensing arrangements.

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

In August 2023, the Company entered into a lease (“1044 N Lease”) for office space for its corporate headquarters located at 1044 N US 1, Jupiter, Florida, commencing September 1, 2023 (“Commencement Date”) and expiring on August 31, 2026. Rent is subject to three percent (3%) annual increases, and the Company is responsible for certain common area maintenance charges and taxes throughout the life of the 1044 N Lease. The 1044 N Lease has an initial term of three (3) years, following the Commencement Date with an option to extend for two (2) successive one (1) year terms. The options were not included in the lease term used in determining the right-of-use asset or lease liability as the Company did not consider it reasonably certain they would exercise the options.

For the years ended December 31, 2025 and 2024, the Company’s total operating lease expenses was $119,537 and $106,785, respectively. As of December 31, 2025, the Company’s total operating lease liabilities was $34,621, which is presented net of imputed interest of $1,017, and the operating lease right-of-use asset was $38,535. As of December 31, 2024, the Company’s total operating lease liabilities was $88,870, which is presented net of imputed interest of $6,669, and the operating lease right-of-use asset was $92,211.

As of December 31, 2025, the weighted average remaining lease term was 0.7 years, and the weighted average discount rate was 8.8%.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are related to the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, during the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
Outside contracted services	$1,700,828	$1,503,397
Personnel related costs	412,429	473,444
Facilities, overhead and other	41,409	67,412
	$2,154,666	$2,044,253

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

For the years ended December 31, 2025 and 2024, the effect of the potential exercise of options to purchase 5,362,722 and 5,788,597 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted ASU 2023-09 for the year ended December 31, 2025. See Note 8 for more details. .

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. The adoption of this guidance does not have any material impact on our financial position and our results of operations.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 enhances the disclosures about an entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for annul periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2025-05 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and reorganizes existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduces a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the SEC did not or are not expected to have a material effect on the Company’s consolidated financial statements or related disclosures.

Note 2: Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of December 31, 2025 and 2024:

	December 31, 2025
			Allowance	Gross	Gross
			for	Unrealized	Unrealized
	Level (1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Assets:
Cash deposit	1	$143,752	$—	$—	$—	$143,752
Money market funds (2)	1	5,709,747	—	—	—	5,709,747
Short-term investment in corporate bonds (3)(4)(5)	2	2,700,344	—	1,973	(290)	2,698,661
Total financial assets		$8,553,843	$—	$1,973	$(290)	$8,552,160
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash						(1,231,168)
Total cash, cash, cash equivalents and investments						$7,320,992

	December 31, 2024
			Allowance	Gross	Gross
			for	Unrealized	Unrealized
	Level (1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Assets:
Cash deposit	1	$926,287	$—	$—	$—	$926,287
Money market funds (2)	1	5,580,463	—	—	—	5,580,463
Short-term investment in corporate bonds (3)(4)(5)	2	2,756,428	—	—	(149)	2,756,577
Total financial assets		$9,263,178	$—	$—	$(149)	$9,263,327

Notes:

(1)	Definition of the three-level fair value hierarchy:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
●	Level 2 - Other inputs that are directly or indirectly observable in the markets
●	Level 3 - Inputs that are generally unobservable

(2)	All our money market funds were invested in U.S. Government money market funds.

(3)	Short-term investment securities will mature within 12 months or less, from the applicable reporting date.

(4)	For the years ended December 31, 2025 and 2024, the Company received discounts of $63,096 and $78,770 to purchase held-to-maturity investment securities, respectively.

(5)	The Company considers the decline in the market value of its investment portfolio to be temporary in nature. As of December 31, 2025, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

The Company considers declines in market value of its investment portfolio to be temporary in nature. The Company’s investment policy requires investment securities to be investment grade and held to maturity with the primary objective to maintain a high degree of liquidity while maximizing yield. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2025, the Company does not consider any of its investments to be other-than-temporarily impaired.

Note 3: Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

Gates Foundation Grant

In November 2024, the Gates Foundation awarded the Company a grant in the amount of approximately $3,092,000 for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”).

As of December 31, 2025, the Company has received approximately $2.4 million of the Gates Foundation Grant. The remaining award of approximately $0.7 million is expected to be received in June 2026, subject to potential modifications of timing and amounts.

The Company is required to apply the funds it receives under the agreement towards direct costs for the applicable funded projects, less than 15% of such funds, may be applied toward general overhead and administrative expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Gates Foundation. Funds received in advance that have not been spent are recorded as restricted cash and as deferred research and development obligations in the Company’s consolidated balance sheets. As the Company incurs costs associated with research and development related to the project, on a monthly basis, the Company reclasses amounts from the grant to recognize grant revenue and cost of grant revenue. The deferred research and development obligations also include grant funds spent but not yet expensed in accordance with GAAP. The grant agreement includes the Gates Foundation’s discretionary termination provisions. Any grant funds that have not been used or committed to the funded project must be returned promptly to the Gates Foundation upon expiration or termination of the agreement.

As of December 31, 2025, the Company had restricted cash of $1,231,168 and deferred research and development obligations of $1,306,573 related to the Gates Foundation Grant. For the years ended December 31, 2025, and 2024, the Company recognized grant revenue of $1,094,315 and $0, respectively, in connection with the Gates Foundation Grant. For the years ended December 31, 2025, and 2024, the Company recognized cost of grant revenue of $1,000,263 and $0, respectively, in connection with the Gates Foundation Grant.

Coalition for Epidemic Preparedness Innovations (CEPI) Grant

On March 20, 2025, the Company received a funding award from CEPI to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant. The Company will be reimbursed for research and development expenses in arrears on a quarterly basis.

As of December 31, 2025, the Company has an unbilled receivable of $460,677 related to the CEPI Grant. For the year ended December 31, 2025, the Company recognized grant revenue of $763,719 and cost of grant revenue of $718,900. There was no revenue or cost of revenue recognized for the year ended December 31, 2024.

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

On October 14, 2025, the Company achieved the productivity threshold and received the final milestone payment of $500,000, which it is required to reinvest to further the commercialization of the product. As of December 31, 2025, the Company has recognized $227,000 of research and development revenue and the remaining $273,000 is recorded as deferred revenue.

Upon commencing commercial sales of animal-free recombinant serum albumin products, the Company anticipates receiving royalties in 2026, based on a specified percentage of the gross margin received by Proliant, as defined in the Proliant Agreement.

Inzymes ApS

On September 18, 2023, Dyadic International (USA) Inc., a subsidiary of the Company, signed a Development and Exclusive License Agreement (the “Inzymes Agreement”) with Inzymes ApS (“Inzymes”), a Denmark corporation, to develop and commercialize certain non-animal dairy enzymes used in the production of food products using Dyadic’s proprietary Dapibus™ platform. In October 2023, the Company received an upfront payment of $600,000 in accordance with the terms of the Inzymes Agreement.

On October 11, 2024, the Inzymes Agreement was amended (“the Amended Inzymes Agreement”) to change the scope of research and development services required under the agreement as well as adjust the success fees upon the achievement of certain target yields, milestone payments upon first commercial sale of each product and royalties.

For the year ended December 31, 2025, the Company recognized milestone revenue of $250,000 upon the achievement of commercially viable target yield related to the Inzymes Agreement.

For the year ended December 31, 2024, the Company recognized license revenues of $890,169, including success fees upon the achievement of target yield of one related product, as well as research and development revenues of $25,000 related to the Amended Inzymes Agreement.

In the first quarter of 2026, the first product, recombinant non-animal bovine chymosin, completed final development activities and recorded the first commercial sale. Upon achievement of this milestone, the Company received a payment of $200,000 in February 2026 and remains eligible to receive royalties on future sales.

The Company anticipates additional milestone payments from the second product sales during the remainder of 2026.

Note 4: Commitments and Contingencies

Leases

Jupiter Florida Headquarters

The Company leases approximately 1,719 square feet of office space for its headquarters located at 1044 N US 1, Jupiter, Florida. The lease commenced on September 1, 2023 and expires on August 31, 2026, with an option to extend for two successive one-year terms. The annual base rent is approximately $59,000, excluding common area maintenance expenses.

The Netherlands Office

The Company maintains a small satellite office in Wageningen, The Netherlands, where it occupies flexible office space with an annual rental rate of approximately $5,000. The lease expires on January 31, 2027, and thereafter, the Company will reassess its office space needs to align with the future operations of the Company.

As of December 31, 2025, the future minimum annual lease payments under the Company’s operating leases total $36,000 for 2026. There are no future minimum annual lease payments after 2026.

Purchase Obligations

Purchase obligations are primarily related to our contracts with the Company’s contract research organizations to provide certain research services. The contracts set forth the Company’s minimum purchase requirements that are subject to adjustments based on certain performance conditions.

As of December 31, 2025, the commitments related to agreements to purchase certain services in the ordinary course of business are below. All current contracts expire in or before 2027.

2026	$2,007,459
2027	369,580
2028	—
Total	$2,377,039

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

Note 5: Convertible Notes

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock (collectively, the “Purchasers”). The net proceeds from the sale of Convertible Notes, after deducting offering expenses, were $5,824,326. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes, as amended, will mature on December 31, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes. The Convertible Notes can be converted into shares of common stock, at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date.

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

On October 4, 2024, the Company entered into an amendment (the “Amendment”) to the Convertible Notes. Under the Amendment, (i) the conversion price at which the Convertible Notes are convertible into shares of the Company’s common stock was set at $1.40 per share, and (ii) the Redemption Date (as defined in the Amendment) was extended to any of the 26, 29 and 32-month anniversaries of the original issue date of the Convertible Notes.

On May 1, 2025, the Company amended the Convertible Notes to extend the Redemption Date (as defined in the Convertible Notes) to December 1, 2026.

On September 15, 2025, the Company amended the security agreement to reflect updates to the Secured Parties (as defined in the Security Agreement) thereunder, including the addition of a trust for the benefit of the Company’s Chief Executive Officer, Mark Emalfarb, as a result of his purchase and assignment to him of one of the Notes from an existing note holder in a principal amount of $1,000,000.

On December 23, 2025, the Company entered into an additional amendment to the Convertible Notes, pursuant to which (i) the Maturity Date (as defined in the Convertible Notes) was extended from March 8, 2027 to December 31, 2027, (ii) the conversion price at which the Convertible Notes are convertible into shares of the Company’s common stock was set at $1.05 per share of common stock, and (iii) except in the case of an Event of Default (as defined in the Convertible Notes), the holders no longer have the right to elect to have the Company redeem all, or any part, of the principal amount then remaining under the Convertible Note.

The Company assessed each of the Amendments for a debt extinguishment or modification in accordance with ASC 470-50. As both the changes in the present value of future cash flows of the modified Convertible Notes to that of the original Convertible Notes (including callable features) and the change in fair value of the embedded conversion option to that of the carrying value of the Convertible Notes immediately before modification resulted in a less than 10% change, none of the Amendments were deemed substantial and they are regarded as note modifications. The Company did not incur any gain or loss relating to the modifications and any incremental costs, including legal fees, related to the Amendments were expensed.

For the year ended December 31, 2025, $412,573 of interest was paid and debt issuance costs of $48,697 were amortized and recorded in interest expense in the consolidated statements of operations. As of December 31, 2025, accrued interests on the Convertible Notes to related parties and other third parties were $41,800 and $60,000, respectively. As of December 31, 2025, accumulated amortized debt issuance costs were $85,073.

For the year ended December 31, 2024, $257,778 of interest was paid and debt issuance costs of $63,020 were amortized and recorded in interest expense in the consolidated statements of operations. As of December 31, 2024, accrued interests on the Convertible Notes to related parties and other third parties were $27,173 and $80,000, respectively. As of December 31, 2024, accumulated amortized debt issuance costs were $36,376.

During the year ended December 31, 2024, $910,000 of the Convertible Notes were converted into 556,623 shares of the Company’s common stock. As of December 31, 2025, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Mark A. Emalfarb Trust (1)	09/15/25	12/31/27	8%	$1,000,000	$—	$—	$1,000,000
Francisco Trust dated 2/28/1996 (2)	03/08/24	12/31/27	8%	1,000,000	—	—	1,000,000
Bradley Emalfarb (3)	03/08/24	12/31/27	8%	500,000	—	(500,000)	—
Bradley Scott Emalfarb Irrevocable Trust (3)	03/08/24	12/31/27	8%	410,000	—	(410,000)	—
Emalfarb Descendent Trust (4)	03/08/24	12/31/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$3,000,000	$—	$(910,000)	2,090,000
Unamortized Debt Issuance Costs - Related Party							(26,260)
Net Carrying Amount							$2,063,740

Convertible Notes - Third Party (1)	03/08/24	12/31/27	8%	$3,000,000	$—	$—	3,000,000
Unamortized Debt Issuance Costs - Third Party							(37,696)
Net Carrying Amount							$2,962,304

Notes:

(1)	On September 15, 2025, Mark A. Emalfarb Trust dated October 1, 1987, as amended and restated on June 28, 2019 (the “MAE Trust”), purchased and was assigned $1,000,000 of the Convertible Notes from anther third party holder of the Convertible Notes. Mr. Mark A. Emalfarb, our Chief Executive Officer, is the sole beneficiary and serves as sole trustee of the MAE Trust and has sole voting and dispositive power over the shares of common stock held by the MAE Trust. As of December 31, 2025, the amount of accrued interest for the MAE Trust was $20,000.
(2)	Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. As of December 31, 2025, the amount of accrued interest for the Francisco Trust was $20,000.
(3)	Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In 2024, $500,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 294,891 shares of the Company’s common stock and $410,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 261,732 shares of the Company’s common stock. As of December 31,2025, there was no accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust.
(4)	Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our Chief Executive Officer, are co-trustees of the Emalfarb Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Emalfarb Descendant Trust. As of December 31, 2025, the amount of accrued interest for the Emalfarb Descendant Trust, was $1,800.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of December 31, 2025.

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

As of December 31, 2025, the Company had 5,362.722 stock options outstanding and 64,656 unvested restricted stock units, in addition to 2,208,257 shares of common stock available for grant under the 2021 Plan. As of December 31, 2024, the Company had 5,788,597 stock options outstanding and 117,925 unvested restricted stock units, in addition to 2,056,629 shares of common stock available for grant under the 2021 Plan.

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

Expected stock price volatility. The expected stock price volatility was calculated based on the Company’s own volatility. The Company reviews its volatility assumption on an annual basis.

Expected life of option. The expected life of option was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The Company uses the weighted average vesting period and contractual term of the option as the best estimate of the expected life of a new option.

The assumptions used in the Black-Scholes option pricing model for stock options granted for the year ended December 31, 2025, are as follows:

Years Ended December 31,
	2025	2024
Risk-free interest rate	4.1% - 4.4%	3.6% - 4.6%
Expected dividend yield	—%	—%
Expected stock price volatility	65.1-65.4%	63.0-63.6%
Expected life of options (in years)	0.8 - 6.3	2.6 - 6.3

The following table summarizes the combined stock option activity under the Company’s Equity Compensation Plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2023	5,469,247	$3.08	5.66	$322,738
Granted	830,725	1.61
Exercised	(55,000)	1.18
Expired	(383,063)	2.16
Canceled	(73,312)	1.73
Outstanding at December 31, 2024	5,788,597	$2.97	5.34	$655,578
Granted (1)	698,500	1.71
Exercised (2)	(55,000)	1.17
Expired (3)	(891,875)	2.99
Canceled (4)	(177,500)	2.74
Outstanding at December 31, 2025	5,362,722	$2.83	4.73	$—

Exercisable at December 31, 2025	4,207,747	$3.10	3.77	$—

Notes:

(1)	Options granted:

	●	Annual share-based compensation awards on January 2, 2025, with an exercise price of $1.74, including: (a) 356,500 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 277,500 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 19,500 stock options granted to employees, vesting annually in equal installments over four years, and (d) 20,000 stock options granted to a consultant, vesting upon one year anniversary.
	●	One time share-based compensation award on May 30, 2025, with an exercise price of $1.04, of 25,000 stock options granted to an executive, vesting annually in equal installments over four years.

(2)	Options exercised:

(a) 25,000 stock options with an exercise price of $0.97 per share exercised by a board member (b) 30,000 stock options with an exercise price of $1.33 per share exercised by a board member.

(3)	Options expired:

(a)	27,500 stock options with an exercise price of $1.75 per share granted to a consultant, (b) 37,500 stock options with an exercise price of $2.23 per share granted to a consultant, (c) 265,000 stock options with a weighted average exercise price of $3.28 per share granted to a former board member, and (d) 561,875 stock options with an exercise price of $2.96 per share granted to a former board member.

(4)	Options canceled:

(a)	27,500 stock options with an exercise price of $1.75 per share granted to a consultant, (b) 75,000 stock options with an exercise price of $4.10 per share granted to key personnel, (c) 67,500 stock options with an exercise price of $1.74 per share granted to a consultant, and (d) 7,500 stock options with a weighted average exercise price of $1.71 per share granted to a former employee.

The weighted average grant-date fair market value of stock options granted for the years ended December 31, 2025 and 2024 was $1.05 and $0.95, respectively, based on the Black-Scholes option pricing model. The intrinsic value of options exercised for the years ended December 31, 2025 and 2024 was $28,350 and $33,300, respectively.

As of December 31, 2025 and 2024, total unrecognized compensation cost related to non-vested stock options granted under the Company’s equity compensation plans was $291,410 and $319,978, respectively, which is expected to be recognized over a weighted average period of 2.59 years and 2.40 years, respectively. The Company adjusts the unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock units activity during the year ended December 31, 2025:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	213,044	$1.43
Granted	354,219	1.60
Vested	(437,546)	1.52
Unvested shares forfeited	(11,792)	1.59
Outstanding at December 31, 2024	117,925	$1.59
Granted (1)	230,023	1.74
Vested (2)	(272,516)	1.68
Unvested shares forfeited (3)	(10,776)	1.74
Outstanding at December 31, 2025	64,656	$1.74

Notes:

(1)	On January 2, 2025, the Company granted 96,984 RSUs, vesting upon one year anniversary, to the Board of Directors as a result of reduction in director cash compensation of 2025, and an aggregate of 133,039 RSUs, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2024.
(2)	Represents the vesting 133,039 RSUs granted to executives and key personnel, and 139,477 RSUs granted to the Board of Directors.
(3)	Represents the cancellation of unvested RSUs granted to a former member of the Board of Directors.

Compensation Expenses

We recognize all share-based payments to employees, consultants, and our Board of Directors, as non-cash compensation expenses, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the years ended December 31, 2025 and 2024, the Company recognized forfeitures of $54,458 and $30,218, respectively.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. There was no performance-based award recognized during the years ended December 31, 2025 and 2024.

Total non-cash stock option compensation expense was allocated among the following expense categories:

	Year ended December 31,
	2025	2024
General and administrative	$861,348	$1,067,750
Research and development	68,835	58,529
Total	$930,183	$1,126,279

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Year ended December 31,
	2025	2024
Share based compensation expense - stock option	$779,774	$861,999
Share based compensation expense - restricted stock units	150,409	264,280
Total	$930,183	$1,126,279

Warrants

On August 1, 2025, in connection with the services the Underwriter provided to the Company in the Offering, the Company issued a warrant to purchase up to 302,600 shares, representing 5.0% of the total shares sold in the Offering. The warrants are exercisable at a price of $1.0925 per share, at any time and from time to time, in whole or in part, from January 28, 2026 until August 1, 2030. As of December 31, 2025, there were 302,600 outstanding warrants to purchase common stock. See Note 7 Shareholder’s Equity.

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

Risk-Free interest rate	3.67%
Expected dividend yield	0%
Expected stock price volatility	64.97%
Expected life of warrant (in years)	5

Note 7: Shareholders’ Equity

Public Offering of Common Stock

On July 30, 2025, the Company entered into an underwriting agreement (the “UA”) with Craig-Hallum Capital Group, LLC (“Craig-Hallum”, or the “Underwriter”), in its capacity as underwriter, relating to the issuance and sale of 6,052,000 shares of the Company’s common stock at a price of $0.95 per share. The closing of the Offering occurred on August 1, 2025.

Total gross proceeds from the Offering were $5,749,400. Net proceeds, after legal expenses, underwriting discounts and offering expenses, were $4,940,695. The Company is using the proceeds for working capital and general corporate purposes, such as product development, sales and marketing.

Joseph Hazelton, our President and Chief Operating Officer, purchased 26,000 shares of the Company’s common stock in the Offering at the public offering price.

In consideration for Craig-Hallum serving as the underwriter of the Offering, the Company paid the Underwriter a cash fee equal to 7% of the aggregate gross proceeds raised in the Offering, reimbursed the Underwriter for certain expenses and legal fees of $75,000, and issued the Underwriter warrants.

Issuances of Common Stock

For the year ended December 31, 2025, there were 272,516 shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.68 per share, and 27,483 shares of the Company’s common stock issued resulting from the exercise of stock options, with a weighted average issue price of $1.68 per share.

For the year ended December 31, 2024, there were 556,623 shares of the Company’s common stock issued resulting from the conversion of convertible notes with a weighted average issue price of $1.63 per share, 437,546 shares of the Company’s common stock issued resulting from the vesting of restricted stock units with a weighted average issue price of $1.52 per share, and 30,569 shares of the Company’s common stock issued resulting from the exercise of stock options, with a weighted average issue price of $1.04 per share.

Treasury Stock

As of December 31, 2025 and 2024, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8: Income Taxes

For the year ended December 31, 2025, there was no provision for income taxes or unrecognized tax benefits recorded.

The significant components of gain (loss) before income taxes are as follows:

	Years Ended December 31,
	2025	2024
U.S. operations	$(7,333,535)	$(5,757,824)
Foreign operations	(31,093)	(51,335)
Total loss before provision for income taxes	$(7,364,628)	$(5,809,159)

The Company has no current or deferred income tax for the years ended December 31, 2025 and 2024.

The reconciliation of income tax computed at U.S. federal statutory rate to income tax expense after the adoption of ASU 2023-09 is as follows:

	Years Ended December 31,
	2025		2024
Tax at U.S. statutory rate	$(1,546,572)	21.00%	$(1,219,923)	21.00%
Nontaxable and nondeductible items
Other	39,897	(0.54)	15,000	(0.26)
Tax credits
Research and development tax credits	198,519	(2.70)	225,193	(3.88)
Change in valuation allowance	1,104,390	(15.00)	953,532	(16.41)
Other adjustments
Provision-to-return adjustments	203,766	(2.76)	26,198	(0.45)
Effective income tax rate	$—	—%	$—	—%

The significant components of the Company’s net deferred income tax assets are as follows:

	December 31,
	2025	2024
Section 174 - R&D expenses	$3,015,100	$2,123,800
Stock option expense	1,458,300	1,584,700
NOL carryforward	13,456,200	12,655,300
General Business credits	1,079,900	1,278,400
Operating lease liability	8,800	22,500
Right-of-use asset	(9,800)	(23,400)
Other	4,500	800
Deferred tax asset, net of deferred tax liabilities	19,013,000	17,642,100
Valuation allowance	(19,013,000)	(17,642,100)
Net deferred tax asset	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset, was offset by a full valuation allowance as of December 31, 2025 and 2024.

The Company had federal and state net operating loss (“NOL”) carryforwards available as of December 31, 2025 and 2024, in the amount of approximately $53,011,000 and $49,903,000, respectively. Approximately $50,073,000 of the federal net operating loss carryforwards will be carried forward indefinitely and will be available to offset 80% of taxable income. The remaining amount of the net operating loss carryforwards will expire at varying dates through 2037.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. The adoption of this guidance did not have any material impact on the Company’s financial position and results of operations.

Note 9: Segment

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing and commercializing synthetic protein products using the Company’s proprietary microbial platforms, including Dapibus™ and C1. The Company’s chief operating decision maker, or CODM, is the Company’s senior management team that includes the Chief Executive Officer, President & Chief Operating Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

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

The CODM reviews cash, cash equivalents and investment securities as a measure of segment assets. As of December 31, 2025 and 2024, the Company’s cash, cash equivalents and investment securities were $8.6 million and $9.3 million, respectively.

The following table presents information about segment revenue, significant segment expenses and segment operating loss for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Total revenues	$3,090,345	$3,495,389
Total cost of revenues	2,319,860	1,194,624

Research and development expenses:
Outside contracted services	1,700,828	1,503,397
Personnel related costs	343,594	414,916
Facilities, overhead, and other	41,409	67,411
General and administrative expenses:
Compensation and related expenses	2,187,798	2,308,566
Business consulting expenses	531,036	764,326
Legal and professional services	1,291,566	998,630
Other G&A expenses	889,987	995,501
Share-based compensation expenses	930,183	1,126,279
Foreign currency exchange loss	46,900	22,561
Other Income (expenses), net	(171,812)	91,663
Net loss	$(7,364,628)	$(5,809,159)

Note 10: Subsequent Events

For purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through March 25, 2026, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, and as discussed below, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

On January 2, 2026, the Company granted an annual stock option award with an exercise price of $0.94, including: (a) 287,750 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 185,000 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 23,500 stock options granted to employees, vesting annually in equal installments over four years, and (d) 20,000 stock options granted to a consultant, vesting upon one year anniversary.

On January 2, 2026, the Company granted 119,682 restricted stock units, vesting upon one year anniversary, to the Board of Directors, and an aggregate of 186,249 restricted stock units, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2025.

On March 4, 2026, the Company granted two consultants a total of 70,000 restricted stock units, vesting upon the satisfaction of the applicable time and performance criteria.

On March 6, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $4.2 million from time to time through the Sales Agent, including block trades and sales made in ordinary brokers’ transactions directly on Nasdaq or any other trading market for the Company’s common stock at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices (the “At-The-Market Equity Offering Program”). Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other parameters or conditions the Company may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. The Company is not obligated to sell any shares of common stock under the Sales Agreement, and the Company or the Sales Agent may at any time suspend or terminate offerings of shares under the At-The-Market Equity Offering Program upon notice to the other party and subject to other conditions. As of March 25, 2026, no shares have been sold under the Sales Agreement.

