Form 10-K/A
period 2025-12-31
DYADIC INTERNATIONAL INC
filed 2026-04-30
CIK 1213809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-35669

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Dyadic International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2026. This Amendment is being filed solely to include the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other portion of the Original Form 10-K is amended hereby, and the Original Form 10-K continues to speak as of the date of the original filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the date of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our board of directors (the “Board”) is divided into three classes currently consisting of two Class II directors, one Class I director, and one Class III director. One class of directors is elected each year at our Annual Meeting of Shareholders for an approximate three-year term. Thus, our directors hold office for terms of approximately three years or until the earlier of their death, resignation, or removal or until their successors have been elected and qualified.

The names of our directors and their ages, positions and biographies as of April 24, 2026 are set forth below.

Name	Age	Class	Term Expiring	Date of Appointment
Seth J. Herbst, M.D.	67	I	2026	June 2008
Jack L. Kaye	81	II	2027	May 2015
Patrick Lucy	57	II	2027	January 2021
Mark Emalfarb	71	III	2028	October 2004

Seth J. Herbst, M.D. joined the Board in June 2008, and currently serves as chairman of the Company’s Nominating Committee. Dr. Herbst serves on the Company’s Audit Committee and Compensation Committee. He is a board-certified obstetrician/gynecologist who is also board certified in advanced laparoscopic and minimally invasive gynecologic surgery. Dr. Herbst is the founder and President of the Institute for Women’s Health and Body (“IWHB”) which was founded in May of 1997, an OB/GYN practice with multiple locations in Palm Beach County, Florida. He is the co-founder of Visions Clinical Research, which was founded in 1999, and performs medical and surgical clinical trials throughout the United States. Dr. Herbst founded IWHB of Palm Beach, a Physician Management Group that currently employs 43 providers, which he actively directs the operations daily. Dr. Herbst is a member of the board of directors of Palms West Hospital in Loxahatchee, Florida. Dr. Herbst is also a consultant for multiple medical device companies in the United States and a member of medical advisory boards for these and other companies. He received his B.S. degree from American University in 1978 and his medical degree from Universidad del Noreste School of Medicine in Tampico, Mexico in 1983. Dr. Herbst completed his OB/GYN residency and was Chief Resident at Long Island College Hospital in Brooklyn, New York. Dr. Herbst is qualified to serve as a Non-Executive Director due to his extensive industry experience.

Mark A. Emalfarb is the founder of Dyadic, and currently serves as the Chief Executive Officer and a member of the Board. He has been a member of the Board from October 2004 until April 2007 and then since June 2008. He previously served as its Chairman from June 2008 until January 2015. Since founding the predecessor to Dyadic in 1979, Mr. Emalfarb has served as a Director and Chief Executive Officer for substantially all of that time and has successfully led and managed the evolution of Dyadic from its origins as a pioneer and leader in providing ingredients used in the stone-washing of blue jeans to the discovery, development, manufacturing and commercialization of specialty enzymes used in various industrial applications and the development of an integrated technology platform based on Dyadic’s patented and proprietary C1 fungal microorganism. Mr. Emalfarb is an inventor of over 25 U.S. and foreign biotechnology patents and patent applications resulting from discoveries related to the patented and proprietary C1 fungus and has been the architect behind its formation of several strategic research and development, manufacturing and marketing relationships with U.S. and international partners. Mr. Emalfarb earned his B.A. degree from the University of Iowa in 1977. Mr. Emalfarb is qualified to serve as an Executive Director due to his extensive industry experience.

Jack L. Kaye joined the Board in May 2015, and currently serves as chairman of the Audit Committee. He also serves on the Company’s Compensation Committee. Mr. Kaye is currently the Chairman of the audit committee and a member of the compensation committee and special transaction pricing committee of uniQure N.V. (Nasdaq “QURE”) where he has served since May 2016. He also serves on the board of TDA Industries, Inc., a private company, since February 2024. Mr. Kaye’s prior board service includes Keryx Biopharmaceuticals Inc., a position he has held from 2006 to May 2016 where he served as Chairman of the audit committee, and he was also a member of their nominating and governance committee. He also served on the boards of Tongli Pharmaceuticals (USA) Inc. and Balboa Biosciences, Inc., where he served as Chairman of both audit committees. In the past, Mr. Kaye was selected to participate on several dissident board slates which included the Astellas, Inc./OSI, Roche Pharmaceuticals, Inc./Illumina and the Horizon, Inc./Depomed M&A transactions. Mr. Kaye was a partner at Deloitte LLP from 1978 until May 2006, when he retired. At Deloitte, Mr. Kaye was responsible for serving a diverse client base of public and private, global, and domestic companies in a variety of industries. He has extensive experience consulting with clients on accounting and reporting matters, private and public debt financings, SEC rules and regulations and corporate governance/ Sarbanes-Oxley issues. In addition, he has served as Deloitte’s Tristate liaison with the banking and finance community and assisted clients with numerous merger and acquisition transactions. Mr. Kaye served as Partner-in-Charge of Deloitte’s Tri-State Core Client practice, a position he held for more than twenty years. He earned a B.B.A. from Baruch College and is a Certified Public Accountant. Mr. Kaye is qualified to serve as a Non-Executive Director due to his extensive accounting and financial experience.

Patrick Lucy joined the Board on January 8, 2021. Mr. Lucy currently serves as Chairman of the Board and as chairman of the Compensation Committee. He also serves on the Company’s Audit Committee and Nominating Committee. Mr. Lucy is currently President and Chief Executive Officer of Wheeler Bio, Inc. a privately held contract development and manufacturing organization based in Oklahoma City, OK. Prior to Wheeler Bio, Mr. Lucy was President and Chief Executive Officer RoslinCT US (formerly Lykan Bioscience), a privately held cell therapy contract manufacturing organization based in Hopkinton, MA. Mr. Lucy served as President and Chief Operating Officer of Lykan from January 4, 2021 until March 31, 2021, prior to his promotion to President and Chief Executive Officer on April 1, 2021. Prior to Lykan, Mr. Lucy was a founder of Pfenex Inc. within The Dow Chemical Company (“Dow”) in 2001. He was a member of the leadership team and led the commercial launch of the Pfenex platform in 2005 through the spin out of the business from Dow in 2009. Mr. Lucy was subsequently a member of the team that successfully completed Pfenex’s initial public offering in 2014 and continued to lead business/corporate development and portfolio strategy as Chief Business Officer. During his tenure at Pfenex, Mr. Lucy completed over $1.5 billion dollars of partnership transactions. Pfenex was acquired by Ligand Pharmaceuticals in October 2020. Prior to joining Dow in 2000, via Dow’s acquisition of Collaborative BioAlliance, Patrick served as Collaborative’s Director of Business Development. From 1995 to 1999, he held multiple operational roles at Lonza Biologics (“Lonza”) spanning quality control, validation, and capital project management. In his final role at Lonza, Patrick led the mechanical completion, start up and validation of a large-scale biologics manufacturing facility. He began his career in biotechnology at Repligen Corporation in 1991 serving in a variety of laboratory-based roles following his graduation from Villanova University. Mr. Lucy is qualified to serve as a Non-Executive Director due to his extensive industry experience.

Executive Officers

Our executive officers are elected annually by the Board and serve at the discretion of the Board. The names of our executive officers and their ages, positions and biographies as of April 24, 2026 are set forth below. For more information on Mr. Emalfarb, see “—Directors” above.

Name	Age	Current Position(s)
Mark A. Emalfarb	71	Chief Executive Officer, Director
Joseph Hazelton	50	President and Chief Operating Officer
Ping Rawson	50	Chief Financial Officer
Ronen Tchelet, Ph.D.	68	Vice President of Research and Business Development

Joseph Hazelton joined the Company in November 2021, as our Chief Business Officer, and was appointed to the position of Chief Operating Officer as of March 26, 2024, and then the President in May 2025. Mr. Hazelton brings over 20 years of pharmaceutical industry experience to Dyadic in key growth areas of product and business development, licensing, and commercialization. He joined Dyadic from Charleston Laboratories, Inc. (“Charleston”), where he served as Chief Operating Officer and Chief Commercial Officer, responsible for the strategic management of Charleston’s product and portfolio management, alliance management, regulatory oversight, and global commercialization activities. Prior to Charleston, Mr. Hazelton began his career at Novartis Pharmaceuticals Corporation (“Novartis”), where over 15 years, he ascended to roles of increasing responsibility based on his leadership, innovation, and results. While at Novartis, Mr. Hazelton held leadership positions within the core functions of sales, marketing, market access, pricing, contracting, and strategic alliances for various retail and specialty pharmaceuticals across a broad spectrum of therapeutic areas and several blockbuster products. Neither Charleston nor Novartis is a parent, subsidiary or other affiliate of Dyadic. Mr. Hazelton earned his B.A. from the College of the Holy Cross in Worcester, MA.

Ping Rawson has been our Chief Financial Officer since June 2019. She assumes the duties of the Company’s principal financial officer and principal accounting officer, and is responsible for all aspects of finance, accounting, tax and treasury. Ms. Rawson previously served as Dyadic’s Chief Accounting Officer and Director of Financial Reporting. Prior to joining Dyadic in June 2016, Ms. Rawson served as a technical accounting management position for ADT security services, where she led the accounting and financial reporting workstream for acquisition, integration and restructuring. Prior to that, Ms. Rawson was an accounting research principal for NextEra Energy, Inc. (formerly Florida Power & Light Company), where she was responsible for accounting research and new standards implementation. Previously, she was a manager at Deloitte in New York City, where she was a subject matter specialist for derivatives, financial instruments and valuation, providing audit, SEC reporting, and capital markets consulting services to large banking and multinational public companies in the financial service industry. Ms. Rawson holds both an M.B.A. in Finance, and an M.S. in Accounting from the State University of New York at Buffalo, and a B.S. in Economics from Guangdong University of Foreign Studies. Ms. Rawson also serves as a member of the Board of Directors and Audit Committee Chairperson of MGO Global, Inc (Nasdaq: MGOL), a digitally native, lifestyle brand portfolio company, and Nerds on Site Inc, a cybersecurity and mobile IT solutions company (CSE: NERD.CN; OTC: NOSUF).

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

Family Relationships

There are no family relationships among our directors and executive officers.

Audit Committee

The Audit Committee has oversight responsibility for the quality and integrity of our consolidated financial statements. The primary functions of the Audit Committee are to oversee (i) the audit of our consolidated financial statements and (ii) our internal financial and accounting processes. Its members are Messrs. Kaye (Chair) and Lucy and Dr. Herbst. Our Board has determined that Mr. Kaye is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics, as amended, that applies to all employees, key consultants, officers, and directors of our company, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. Our Code of Conduct and Ethics is available on the “Corporate Governance” page of the “Investors” section of our website at www.dyadic.com. A copy of our Code of Conduct and Ethics can also be obtained free of charge by contacting our Secretary, c/o Dyadic International, Inc, 1044 North U.S. Highway One, Suite 201, Jupiter, FL 33477. We intend to satisfy the SEC disclosure requirement regarding any amendment to, or waiver from, a provision of our Code of Conduct and Ethics by posting such information on our website.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. It is also the policy of the Company to comply with applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy has been attached to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in that ownership to the SEC. Based solely on a review of the copies of Forms 3, 4 and 5 filed with the SEC and on written representations from certain reporting persons, we believe that, during 2025, our directors, executive officers and 10% shareholders complied with the Section 16(a) filing requirements on a timely basis, except that the Francisco Trust did not file a Form 4 required to disclose an amendment to its Convertible Note on December 23, 2025.

Item 11. Executive Compensation.

Philosophy and Objectives

The philosophy underlying our executive compensation program is to provide an attractive, flexible, and market-based total compensation program tied to performance and aligned with the interests of our shareholders. Our objective is to recruit and retain the caliber of executive officers and other key employees necessary to deliver sustained high performance to our shareholders, customers, and communities where we have a strong presence. Our executive compensation program is an important component of these overall human resources policies. With equal importance, we view compensation practices as a means for communicating our goals and standards of conduct and performance and for motivating and rewarding employees in relation to their achievements. The organization’s executive compensation program is designed to:

●	Encourage the attraction and retention of high-caliber executives.
●	Provide a competitive total compensation package, including benefits.
●	Reinforce the goals of the organization by supporting teamwork and collaboration.
●	Ensure that pay is perceived to be fair and equitable.
●	Be flexible to potentially reward individual accomplishments as well as organizational success.
●	Ensure that the program is easy to explain, understand, and administer.
●	Balance the needs of both the Company and employees to be competitive with the limits of available financial resources.
●	Ensure that the program complies with state and federal legislation.

From time to time, the Company will consult with a compensation specialist to determine whether its overall compensation practices and policies are appropriate for the specific market conditions for the Company and the industries in which it operates. No such consultant was engaged in 2025.

Summary Compensation Table

The following table summarizes the compensation paid or accrued to our “named executive officers” (as defined by the SEC’s disclosure requirements) during fiscal years 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Mark A. Emalfarb (*)	2025	612,398	173,604	192,220	-	-	26,891	1,005,113
CEO and Director	2024	586,000	228,984	198,112	-	-	26,691	1,039,797
Joseph Hazelton	2025	307,417	61,615	100,305	-	-	14,000	483,337
President and Chief Operating Officer	2024	272,985	94,500	97,403	-	-	13,324	478,212
Ping Rawson	2025	278,440	49,333	72,083	-	-	13,303	413,158
Chief Financial Officer	2024	266,437	65,070	74,296	-	-	13,324	419,127

Notes:

(*)	Mr. Emalfarb also serves on the Board, for which he receives no direct, indirect, or incremental compensation.

(1)	The bonus amounts reported in this column represent bonuses consisting of cash and RSUs. The cash component included the following amounts: for Mr. Emalfarb, $77,162; for Mr. Hazelton, $27,386; and for Ms. Rawson, $21,927. The RSU component included the following amounts: for Mr. Emalfarb, $96,442 (102,609 RSUs); for Mr. Hazelton, $34,229 (36,418 RSUs); and for Ms. Rawson, $27,406 (29,158 RSUs). The RSUs were awarded on January 2, 2026, on which date they vested in full. The dollar amounts reported for the RSUs represent the grant date fair market value of such grant of RSUs in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in Note 6 to our consolidated financial statements for the year ended December 31, 2024.

(2)	The option awards amounts reported in this column represent stock options granted on January 2, 2025, vesting annually in equal installments over four years on each anniversary of the grant date. The amount reported represents the grant date fair market value of each option in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in Note 6 to our consolidated financial statements for the year ended December 31, 2025.

(3)	All other compensation includes the following:

●	for Mr. Emalfarb, $12,891 for a car allowance for 2025 and $14,000 for the Company’s contribution to his 401(k) for 2025;
●	for Mr. Hazelton, $14,000 for the Company’s contribution to his 401(k) retirement plan in 2025; and
●	for Ms. Rawson, $13,303 for the Company’s contribution to her 401(k) retirement plan in 2025.

Narrative Disclosure to the Summary Compensation Table

Employment Agreements

Mark A. Emalfarb

On June 21, 2016, the Company entered into an employment agreement (the “Emalfarb Agreement”) with Mr. Emalfarb. The Emalfarb Agreement has an initial term of three years and automatic renewals of two years at the end of each term, unless either party provides a notice of nonrenewal, and provides that Mr. Emalfarb be employed as our Chief Executive Officer and that we will cause Mr. Emalfarb to be elected as a member of the Board. The material terms of the Emalfarb Agreement are summarized below.

Base Salary and Bonus. The Emalfarb Agreement provides for an annual base salary of $375,000, which was increased periodically, eventually to $612,398 in January 2025, and $630,778 in January 2026. The Emalfarb Agreement also provides for an annual bonus award, with the timing and amount of any such bonus determined in the sole discretion of the Compensation Committee of the Board.

Licensing/Collaboration Transaction Stock Options. A stock option grant to purchase up to six hundred thousand (600,000) shares of common stock will be proportionally awarded, vest and become exercisable when each of three Bona Fide Licensing / Collaboration Transactions are entered into with the Company. A “Bona Fide Licensing / Collaboration Transaction” is defined as (i) a license, joint venture, or other collaboration for a specific biologic with the intent to commercialize and/or a license agreement (namely, a licensing agreement or other form of collaboration with Sanofi or another biotech/pharmaceutical company approved by the Board providing for the Company’s grant of a license or other form of collaboration to such party to the Company’s C1 technology for use in developing or manufacturing vaccines, antibodies or other biologics) that generates a cumulative $5 million dollars in non-refundable cash, or (ii) the sale of either the vaccine or biologics pharmaceutical business categories. On November 12, 2019, the Company entered into an amendment (the “Emalfarb Agreement Amendment”) to the Emalfarb Agreement. Pursuant to the Emalfarb Agreement Amendment, the first and second stock options to be granted to Mr. Emalfarb upon the Company entering into a first or second licensing and/or collaboration transaction, respectively, will each be granted and vest on the date of such applicable licensing and/or collaboration transaction, and will each expire (and automatically be exercised with no action by Mr. Emalfarb) on the tenth anniversary of the respective date of grant. Pursuant to the Emalfarb Agreement Amendment, the third stock option will be granted to Mr. Emalfarb on the same date that the second stock option is granted, will vest upon the Company entering into a third licensing and/or collaboration transaction, and will expire on the fifth anniversary of the date of grant. The exercise price of the first and second stock options will be set at the trading price of the Company’s common stock on June 3, 2016, and the exercise price of the third stock option will be set at the trading price of the Company’s common stock on the grant date of the second stock option. Although they will be granted based on certain parameters relating to past performance, each of these options is not considered an outstanding performance-vesting stock option, because the details of the performance conditions are not yet fully established.

Severance Terms. Mr. Emalfarb will be eligible for severance benefits comparable to other executives at his level. In addition, if Mr. Emalfarb’s employment is terminated by the Company without cause, by Mr. Emalfarb for good reason, or due to Mr. Emalfarb’s death or disability, subject to Mr. Emalfarb’s execution of a release, then all of Mr. Emalfarb’s Stock Exchange Stock Options and Licensing/Collaboration Transaction Stock Options that are unvested or have not been awarded will immediately be awarded and vest in the event milestones for which the options would have been awarded are achieved within one year from the date of termination or upon a change of control.

Change of Control. In the sole discretion of the Compensation Committee, Mr. Emalfarb may be awarded an additional bonus on or before the occurrence of a change of control.

Joseph Hazelton

On November 1, 2021, the Company entered into an employment agreement with Mr. Hazelton (the “Hazelton Agreement”). The material terms of the Hazelton Agreement are summarized below.

Base Salary, Bonus and Equity. Pursuant to the Hazelton Agreement, Mr. Hazelton will receive an annual base salary in the amount of $240,000. The Board approved the increases in his salary at $280,000 in March 2024 and $289,800 in January 2025. In May 2025, Mr. Hazelton was promoted to President and his salary was adjusted to $320,000, and then increased to $330,000 in January 2026. In the discretion of the Compensation Committee, Mr. Hazelton will be eligible to receive an annual cash bonus up to 30 percent of his annual base salary for the calendar year. To the extent granted, his bonus will be determined based 50 percent on results of operations and 50 percent on individual and corporate goals and objectives. Mr. Hazelton may also receive an additional discretionary bonus as and if the Company may determine from time to time. Pursuant to the Hazelton Agreement, Mr. Hazelton also will have the opportunity to be awarded an annual equity award, which is currently anticipated to consist of stock options.

Severance Terms. In the event Mr. Hazelton is terminated by the Company without cause or he resigns for good reason, subject to the execution of a release and compliance with the covenants in the Hazelton Agreement, he will be entitled to receive, in the reasonable discretion of the Company’s Compensation Committee, a prorated annual bonus and continued payment of salary and participation in the Company’s welfare plans for six months. In the event Mr. Hazelton’s employment terminated due to disability or death, he will be entitled to receive, in the reasonable discretion of the Company’s Compensation Committee, a prorated annual bonus and continued participation in the Company’s welfare plans solely to the extent permitted under the terms of the applicable plans.

Ping W. Rawson

On November 8, 2024, the Company entered into an employment agreement with Ms. Rawson (the “Rawson Agreement”). The material terms of the Rawson Agreement are summarized below.

Base Salary, Bonus and Equity. Pursuant to the Rawson Agreement, Ms. Rawson will receive an annual base salary in the amount of $269,024, which was increased to $286,793 in January 2026. In the discretion of the Compensation Committee, Ms. Rawson will be eligible to receive an annual target bonus of up to 25 percent of her annual base salary for the calendar year. To the extent granted, such bonus will be determined based 50 percent on the Company’s results of operations and 50 percent on individual goals and objectives. Ms. Rawson may also receive an additional discretionary bonus, as and if the Company may determine from time to time. Any bonus that is determined to be payable by the Compensation Committee may be payable in cash, or a combination of cash and options and restricted share units, determined in the sole discretion of the Compensation Committee and to the extent permissible under applicable law. Pursuant to the Rawson Agreement, Ms. Rawson also will have the opportunity to be awarded an annual equity award, which is currently anticipated to consist of stock options.

Severance Terms. If Ms. Rawson’s employment is terminated during the term of the Rawson Agreement by the Company without cause, or by Ms. Rawson for good reason, subject to execution of a release and compliance with her restrictive covenants, Ms. Rawson will be entitled to receive, in the reasonable discretion of the Compensation Committee, a pro rata portion of her potential annual target bonus for the calendar year, and continuation of her annual base salary and welfare benefits for the twelve-month period following the date of termination. The Rawson Agreement also includes a one-year post-termination non-competition provision and a two-year post-termination employee, vendor and customer non-solicitation provision.

All Other Compensation

The Company has in place a 401(k) defined contribution plan (the “401(k) Plan”), under which participants may elect to defer up to 100% of their compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. Employee contributions may begin 90 days after the date of hire and are immediately vested. The 401(k) Plan provides a safe harbor basic match contribution for all eligible employees who make salary deferrals. The match contribution is equal to 100% of the employee’s salary deferral up to 4% of such employee’s annual deferred compensation. This match contribution is credited to the employee’s account and is 100% vested at the time of contribution.

Equity Grant Procedures

The Company’s Compensation Committee approves equity awards for our named executive officers on or before the date of grant, and it has been the Compensation Committee’s general practice to approve annual equity awards in the first quarter of each year. On occasion, equity awards may be granted outside of our annual grant cycle for new hires, promotions, retention, or other purposes. The Company does not permit the timed disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Set forth below is disclosure required by SEC rules regarding an option award granted to Mr. Hazelton, in connection with his appointment as President, in the period beginning four business days before the filing or furnishing of a current report on Form 8-K disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC (specifically, Mr. Hazelton’s appointment as President).

The following table is required by SEC rules, and shows that the closing price of our common stock decreased between the grant date and the date immediately following the disclosure of Mr. Hazelton’s appointment.

Name	Grant Date	Number of Shares of Common Stock Underlying Award	Exercise Price of Award	Grant Date Fair Value of Award	Percentage Change in Closing Market Price of Common Stock Between Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic information and Trading Day Beginning Immediately Following Disclosure of Material Nonpublic Information
Joseph Hazelton	05/30/2025	25,000	1.04	$0.6592	(3.8)%

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our “named executive officers” (as defined by the SEC’s disclosure requirements) as of December 31, 2025.

		Option Awards					Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
								Market	Plan	Awards:
								Value	Awards:	Market
				Equity			Number	of	Number	or Payout
				Incentive			of	Shares	of	Value of
				Plan			Shares	or	Unearned	Unearned
				Awards:			or Units	Units	Shares,	Shares,
		Number of	Number of	Number of			of	of	Units or	Units or
		Securities	Securities	Securities			Stock	Stock	Other	Other
		Underlying	Underlying	Underlying			That	That	Rights	Rights
		Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
		Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
		(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name		exercisable	unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Mark A. Emalfarb		300,000	—	—	5.27	1/2/2030	—	—	—	—
		200,000	—	—	5.16	1/4/2031	—	—	—	—
	(1)	150,000	50,000	—	4.81	1/2/2032	—	—	—	—
	(1)	100,000	100,000	—	1.38	1/2/2033	—	—	—	—
	(1)	50,000	150,000	—	1.59	1/2/2034	—	—	—	—
	(1)	—	172,000	—	1.74	1/2/2035
Ping W Rawson		25,000	—	—	1.62	6/26/2026	—	—	—	—
		11,890	—	—	1.63	1/3/2027	—	—	—	—
		30,000	—	—	1.39	1/2/2028	—	—	—	—
		100,000	—	—	1.44	3/19/2028	—	—	—	—
		125,000	—	—	1.76	11/16/2028	—	—	—	—
		100,000	—	—	1.87	1/2/2029	—	—	—	—
		25,000	—	—	6.26	6/28/2029	—	—	—	—
		75,000	—	—	5.27	1/2/2030	—	—	—	—
		75,000	—	—	5.16	1/4/2031	—	—	—	—
	(1)	56,250	18,750	—	4.81	1/2/2032	—	—	—	—
	(1)	37,500	37,500	—	1.38	1/2/2033	—	—	—	—
	(1)	18,750	56,250	—	1.59	1/2/3034	—	—	—	—
	(1)	—	64,500	—	1.74	1/2/2035
Joseph Hazelton	(1)	9,375	3,125	—	4.81	1/2/2032	—	—	—	—
	(1)	46,875	46,875	—	1.38	1/2/2033	—	—	—	—
	(1)	18,750	56,250	—	1.59	1/2/2034	—	—	—	—
	(1)	5,000	15,000	—	1.84	4/11/2034	—	—	—	—
	(1)	—	75,000	—	1.74	1/2/2035	—	—	—	—
	(1)	—	25,000	—	1.04	5/30/2035	—	—	—	—

Notes:

(1) The options vest annually in equal installments over four years on each anniversary of the grant date.

Director Compensation Table

The following table sets forth the total compensation for our non-employee directors for the year ended December 31, 2025:

Name	Fees earned or paid in cash	Stock awards ($)	Options awards ($)	All Other Compensation ($) (5)	Total ($) (1)(2)(3)(4)
Patrick Lucy	45,000	37,500	71,203	12,000	165,703
Jack L. Kaye	45,000	37,500	71,203	12,000	165,703
Seth J. Herbst, MD	30,000	37,500	52,743	12,000	132,243
Arindam Bose, Ph.D. (4)	21,250	18,750	160,455	18,000	218,455
Michael P. Tarnok (4)	14,167	18,750	32,841	18,000	83,758

Notes:

(1)	Directors who are also employees or officers of the Company or any of its subsidiaries do not receive any separate compensation as a director. For fiscal year 2025, non-employee directors received a retainer for board service of $30,000 cash, 21,552 restricted share units (“RSUs”) and 50,000 stock options. In addition, each non-employee director who served as Chairman of the Board, Chair of the Audit Committee, or Chair of the Sciences and Technology Committee (which is no longer a standing committee in fiscal year 2026) received an additional retainer of $15,000 cash and 17,500 stock options. All RSUs and stock options granted vest upon the one-year anniversary of the grant date, subject to continued service.

(2)	The RSU and stock option awards represent the grant date fair market value of each award granted in 2025, computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in Note 6 to our audited consolidated financial statements for the year ended December 31, 2025. For Dr. Bose and Mr. Tarnok, in connection with their retirement as further described below, the Company extended the expiration date of their options, and accordingly the stock option awards for Dr. Bose and Mr. Tarnok represent the incremental fair value of each award computed as of the modification date in accordance with FASB ASC Topic 718.

(3)	The following equity awards were outstanding at December 31, 2025: options to purchase 275,625 shares (Mr. Lucy), 642,500 shares (Mr. Kaye), 605,000 shares (Dr. Bose), and 480,000 shares (Dr. Herbst), as well as 21,552 RSUs (each of Messrs. Kaye and Lucy and Dr. Herbst).

(4)	Dr. Bose and Mr. Tarnok retired effective with the 2025 Annual Meeting of Shareholders held on June 20, 2025.

(5)	Amounts reimbursed during the fiscal year for the payment of taxes in connection with vesting of RSUs.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

These items do not apply to us as a “smaller reporting company.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 24, 2026 (except as noted below), by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
●	each of our directors, director nominee and named executive officers; and
●	all our current directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported based on regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within sixty (60) days of April 24, 2026. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

As of April 24, 2026, the Company had 36,438,703 shares of common stock outstanding, with an additional 12,253,502 shares held in treasury. The beneficial ownership table below includes those shares of common stock underlying options that are exercisable and notes that are convertible within sixty (60) days of April 24, 2026, but excludes those shares issued or repurchased after April 24, 2026.

			Number of	Percentage of
		Options or	Common	Common
	Number of	Other	Share	Share
	Shares of	Securities	Equivalents	Equivalents
	Common	Exercisable	Beneficially	Beneficially
Name and Address of Beneficial Owner (1)	Stock Held	within 60 Days	Owned	Owned (%) (2)

Five Percent Stockholders:

Mark A. Emalfarb(3)	4,832,667	1,945,381	6,778,048	17.7%
The Francisco Trust U/A/D February 28, 1996(4)	3,410,664	952,381	4,363,045	11.7%

Named Executive Officers and Directors:
Mark A. Emalfarb(3)	4,832,667	1,945,381	6,778,048	17.7%
Ping W. Rawson	170,151	751,765	921,916	2.5%
Joseph Hazelton	191,758	155,313	347,071	*
Patrick Lucy	72,311	137,812	210,123	*
Jack Kaye	81,201	617,500	698,701	1.9%
Seth J. Herbst, MD	202,311	455,000	657,311	1.8%
Ronen Tchelet, Ph.D	50,897	510,000	560,987	1.5%
All executive officers and directors as a group (7 persons)(5)	5,550,399	4,062,771	9,613,170	20.9%

Notes:

(*)	Less than 1%.

(1)	Except as otherwise noted, the address for each shareholder is c/o Dyadic International, Inc., 1044 North U.S. Highway One, Suite 201, Jupiter, FL 33477.

(2)	Based on shares of common stock outstanding as of April 29, 2026. Shares of common stock subject to options that are exercisable and notes that are convertible within 60 days after such date are deemed outstanding for purposes of computing the percentage of the person holding such options but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Includes 4,832,667 shares, as well as 952,381 shares underlying a Convertible Note convertible at the holder’s option at any time, in each case, held by the MAE Trust U/A/D October 1, 1987 (the “MAE Trust”). As its sole beneficiary and sole trustee, Mr. Emalfarb has sole voting and dispositive power over all shares held through the MAE Trust. In addition, Mr. Emalfarb holds 993,000 shares of common stock underlying options that are presently exercisable.

(4)	Based on a Schedule 13G/A filed by the Francisco Trust U/A/D February 28, 1996 (the “Francisco Trust”) on February 6, 2025. Per the Schedule 13G/A, the Francisco Trust has sole voting and dispositive power over 3,410,664 shares of common stock. Francisco Trust also holds 952,381 shares underlying a Convertible Note convertible at the holder’s option at any time. The trustee of the Francisco Trust is Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our Chief Executive Officer, and the beneficiaries thereof are the spouse and descendants of Mark A. Emalfarb. The address of the Francisco Trust is 606 Dauphine Avenue, Northbrook, IL 60062. Mr. Thomas Emalfarb disclaims beneficial ownership of such shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(5)	Includes all current directors and all executive officers.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2025:

Number of
Securities
Remaining
	Number of			Available for
	Securities			Future Issuance
	to be Issued Upon			Under Equity
	Exercise of		Weighted-Average	Compensation
	Outstanding		Exercise Price of	Plans (Excluding
	Options,		Outstanding	Securities
	Warrants and		Options, Warrants	Reflected in
Plan Category	Rights(a)		and Rights (b)	Column (a)) (c)
Equity compensation plans approved by security holders	5,428,378	(1)	$2.82	2,208,257	(2)
Equity compensation plans not approved by security holders	—		—	—

(1)	Represents shares of common stock associated with 5,363,722 outstanding options and 64,656 unvested RSUs.

(2)	Represents 2,208,257 shares of common stock for future issuance under the Dyadic International, Inc. 2021 Equity Incentive Award Plan.

Item 13. Certain Relationships and Related Person Transactions

Related Party Transactions

Our Board has determined that the audit committee of the Board (the “Audit Committee”) is best suited to review and approve transactions with related persons, to the extent reportable under Item 404 of Regulation S-K. Prior to entering into such a transaction with a related person, (a) the director, executive officer, nominee or significant holder who has a material interest (or whose immediate family member has a material interest) in the transaction or (b) the business unit or function/department leader responsible for the potential transaction with a related person is required to provide notice to the Chairman of the Audit Committee (“Audit Committee Chairman”) of the material facts and circumstances of the potential transaction with a related person and such information concerning the transaction as the Audit Committee Chairman may reasonably request. If the Audit Committee Chairman determines that the proposed transaction is a related person transaction, the proposed related person transaction must be submitted to the Audit Committee for consideration at the next Audit Committee meeting or, in those instances in which the Audit Committee Chairman determines that it is not practicable or desirable for the Company to wait until the next Audit Committee meeting, the Audit Committee Chairman possesses delegated authority to act between Audit Committee meetings.

The Audit Committee will consider all the relevant facts and circumstances available to the Audit Committee, including (if applicable) but not limited to: (a) the benefits to the Company; (b) the availability of other sources for comparable products or services; (c) the terms of the transaction; and (d) the terms available to unrelated third parties or to employees generally. No member of the Audit Committee will participate in any review, consideration, or approval of any related person transaction if such member, or any of his or her immediate family members, is the related person. The Audit Committee or Audit Committee Chairman, as applicable, will convey the approval or disapproval of the transaction to the Chief Executive Officer or Secretary, who will convey the decision to the appropriate persons within the Company. The Audit Committee Chairman will report to the Audit Committee at the next Audit Committee meeting any approval under this policy made by the chairperson pursuant to delegated authority.

In the event we become aware of a related person transaction covered by our policy that has not been previously approved or previously ratified under this procedure, and such transaction is pending or ongoing, it will be submitted to the Audit Committee or Audit Committee Chairman, as applicable, promptly, and the Audit Committee or Audit Committee Chairman will consider all the relevant facts and circumstances available to the Audit Committee or Audit Committee Chairman as provided above. Based on the conclusions reached, the Audit Committee or Audit Committee Chairman, as applicable, will evaluate all options, including but not limited to, ratification, amendment, or termination of the related person transaction.

Other than as disclosed below, the Company was not a participant to any related person transactions reportable under Item 404 of Regulation S-K during its last fiscal year, the previous fiscal year or the subsequent stub period through the date of this Report, and no such transaction is currently proposed.

On March 8, 2024, the Company issued an aggregate principal amount of $6.0 million of its 8.0% Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock (collectively, the “Purchasers”). The net proceeds from the sale of Convertible Notes, after deducting offering expenses, were $5,824,326

The Convertible Notes are senior, secured obligations of Dyadic and its affiliates, and interest is payable quarterly in cash on the principal amount equal to 8% per annum. The Convertible Notes, as amended, will mature on December 31, 2027 (the “Maturity Date”), unless earlier converted, repurchased, or redeemed in accordance with the terms of the Convertible Notes. The Convertible Notes can be converted into shares of common stock, at the option of the holders of the Convertible Notes (the “Noteholders”) at any time prior to the Maturity Date.

On May 1, 2025, the Company amended the Convertible Notes to extend the Redemption Date (as defined in the Convertible Notes) to December 1, 2026. On September 15, 2025, the Company amended the security agreement to reflect updates to the Secured Parties (as defined in the security agreement) thereunder, including the addition of a trust for the benefit of the Company’s Chief Executive Officer, Mark Emalfarb, as a result of his purchase and assignment to him of one of the Notes from an existing note holder in a principal amount of $1,000,000. On December 23, 2025, the Company entered into an additional amendment to the Convertible Notes, pursuant to which (i) the Maturity Date (as defined in the Convertible Notes) was extended from March 8, 2027 to December 31, 2027, (ii) the conversion price at which the Convertible Notes are convertible into shares of the Company’s common stock was set at $1.05 per share of common stock (from previously higher prices of $1.79 and later $1.40), and (iii) except in the case of an Event of Default (as defined in the Convertible Notes), the holders no longer have the right to elect to have the Company redeem all, or any part, of the principal amount then remaining under the Convertible Notes.

The Convertible Notes contain customary covenants, and the securities purchase agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of April 24, 2026.

As of April 24, 2026, $910,000 of Convertible Notes have been converted into 556,623 shares of the Company’s common stock, and the remaining Convertible Notes payable consisted of the following:

Holder	Convertible Note Principal	Conversion to Common Stock	Principal Outstanding
Mark A. Emalfarb Trust (1)	$1,000,000	—	$1,000,000
Francisco Trust dated 2/28/1996 (2)	$1,000,000	—	$1,000,000
Bradley Emalfarb (3)	$500,000	$(500,000)	—
Bradley Scott Emalfarb Irrevocable Trust (3)	$410,000	$(410,000)	—
Emalfarb Descendent Trust (4)	$90,000	—	$90,000
Other (non-related persons)	$3,000,000	—	$3,000,000
Total	$6,000,000	$(910,000)	$5,090,000

Notes:

(1)	On September 15, 2025, the MAE Trust purchased and was assigned $1,000,000 of the Convertible Notes from another third party holder of the Convertible Notes. Mr. Mark A. Emalfarb, our Chief Executive Officer, is the sole beneficiary and serves as sole trustee of the MAE Trust and has sole voting and dispositive power over the shares of common stock held by the MAE Trust. As of December 31, 2025, the amount of accrued interest for the MAE Trust was $20,000.
(2)	Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting and dispositive power with respect to the shares of common stock held by the Francisco Trust, and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. As of December 31, 2025, the amount of accrued interest for the Francisco Trust was $20,000.
(3)	Mr. Bradley S. Emalfarb, the brother of our Chief Executive Officer Mr. Mark A. Emalfarb, is the sole beneficiary of the Irrevocable Trust and has been granted full investment discretion over the shares in the trust by its trustee. Therefore, Mr. Bradley S. Emalfarb may be deemed to have voting and dispositive power with respect to the shares of common stock held by the Irrevocable Trust, and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In 2024, $500,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 294,891 shares of the Company’s common stock and $410,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 261,732 shares of the Company’s common stock. As of December 31, 2025, there was no accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust.

(4)	Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our Chief Executive Officer, are co-trustees of the Emalfarb Descendant Trust and may therefore be deemed to have shared voting and dispositive power over the shares of common stock held by the Emalfarb Descendant Trust. Each disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. As of December 31, 2025, the amount of accrued interest for the Emalfarb Descendant Trust was $1,800.

Director Independence and Independence Determinations

In evaluating the independence of its members and the composition of the committees of the Board, the Board utilizes the definition of independence as that term is defined under the published listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”). The Nasdaq independence definition includes a series of objective tests. For example, an independent director may not be employed by us and may not engage in certain types of business dealings with the Company. In addition, as further required by Nasdaq rules, the Board has made a subjective determination as to each independent director that no relation exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and by the Company each director’s business and personal activities as they may relate to the Company and the Company’s management. We believe that Dr. Herbst, as well as Messrs. Kaye and Lucy (as well as Mr. Tarnok and Dr. Bose, during the period of 2025 in which he served) qualify as independent directors. In addition, our Board has determined that each member of our Audit Committee (Messrs. Kaye and Lucy and Dr. Herbst) and Compensation Committee (Messrs. Kaye and Lucy and Dr. Herbst) is independent and is otherwise qualified to be a member of the Audit Committee or Compensation Committee, as applicable, in accordance with the rules of the SEC and Nasdaq.

Item 14. Principal Accountant Fees and Services.

The Audit Committee has appointed Crowe LLP (“Crowe”) to serve as our independent registered public accounting firm for the year ending December 31, 2026.

The following table presents fees billed for services rendered.

	Years Ended December 31,
	2025	2024
Audit fees (1)	$328,913	$299,250
Tax fees	—	-
Total fees	$328,319	$299,250

Notes:

(1)	Audit fees consist of fees billed for services rendered by Crowe for audit of annual financial statements and quarterly review of our financial statements, or services that are normally provided by the accountant in connection with our statutory and regulatory filings (including reviews and other services related to registration statement filed by us).

Pre-Approval of Services

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee. All audit fees, audit-related fees, tax fees, and other fees listed in the table above were approved by the Audit Committee pursuant to its pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1#	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2#	Fourth Amended and Restated Bylaws of Dyadic International, Inc., effective May 29, 2025	8-K	3.1	June 2, 2025
4.1#	Specimen Stock Certificate Evidencing Shares of Common Stock	10-12G	4.1	January 14, 2019
4.2#	Description of Registered Securities	10-K	4.2	March 30, 2020
4.3.1#	Senior Secured Convertible Promissory Note, dated March 8, 2024	8-K	4.1	March 11, 2024
4.3.2#	Amendment, dated October 4, 2024, to Senior Secured Convertible Promissory Note	8-K	4.1	October 8, 2024
4.3.3#	Second Amendment, dated March 8, 2024, to Senior Secured Convertible Promissory Note	8-K	4.1	May 5, 2025
4.3.4#	Third Amendment, dated December 23, 2025, to Senior Secured Convertible Promissory Note	8-K	4.1	December 29, 2025
10.1**#	Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.2	January 14, 2019
10.2.1**#	Dyadic International, Inc. 2021 Equity Incentive Plan	S-8	4.3	August 12, 2021
10.2.2**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2021 Equity Incentive Plan	10-K	10.2.1	March 28, 2024
10.2.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2021 Equity Incentive Plan	10-K	10.2.2	March 28, 2024
10.3**#	Form of Restricted Stock Unit Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.3	January 14, 2019
10.4**#	Form of Stock Option Agreement Pursuant to the Dyadic International, Inc. 2011 Equity Incentive Plan	10-12G	10.4	January 14, 2019
10.5.1**#	Employment Agreement, dated June 16, 2016, and First Amendment dated January 23, 2017, by and between Dyadic International, Inc. and Mark A. Emalfarb	10-12G	10.5	January 14, 2019
10.5.2**#	Second Amendment to Employment Agreement between Dyadic International, Inc. and Mark A. Emalfarb, dated as of November 12, 2019	8-K	10.1	November 13, 2019
10.6**#	Consulting Agreement, dated January 1, 2016, by and between Dyadic Netherlands B.V. and Sky Blue Biotech kft on behalf of Ronen Tchelet	10-12G	10.7	January 14, 2019
10.7**#	Employment Agreement dated November 8, 2024, between Dyadic International, Inc. and Ping Rawson	8-K	10.1	November 2024
10.8**#	Employment Agreement between Dyadic International Inc. and Joseph Hazelton dated November 9, 2021	8-K	10.1	November 9, 2021
10.9**#	Form of Director and Officer Indemnification Agreement	10-12G	10.10	January 14, 2019

10.10#	Lease Agreement with Jupiter Harbour Office, LLC dated August 19, 2023	10-Q	10.1	November 8, 2023
10.11†#	Pharma License Agreement with Danisco US, Inc. dated December 31, 2015	10-12G	10.12	January 14, 2019
10.12.1†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated September 2, 2016	10-12G	10.13	January 14, 2019
10.12.2†#	Commission Contract with VTT Technical Research Centre of Finland Ltd dated June 28, 2019	8-K	10.1	July 5, 2019
10.13.1†#	Service Framework Agreement with Biotechnology Developments for Industry in Pharmaceuticals, S.L.U. dated June 30, 2017	10-Q	10.2	November 8, 2023
10.13.2†#	Amendment No. 1 dated July 26, 2021, to the Service Framework Agreement dated June 30, 2017	8-K	10.3	July 27, 2021
10.14†#	License Agreement with VTT Technical Research Centre of Finland Ltd dated July 17, 2017	10-12G	10.17	January 14, 2019
10.15†#	Joint Development Agreement with Leprino Foods Company, dated May 12, 2022	8-K	10.1	May 11, 2022
10.16†#	Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated May 5, 2019	8-K	10.1	May 8, 2019
10.17†#	Amended and Restated Non-Exclusive Sublicense Agreement among Dyadic International, Inc., Alphazyme, LLC, dated June 24, 2020	8-K	10.1	June 29, 2020
10.18†#	Alphazyme Sale Agreement dated January 18, 2023	8-K	10.1	January 23, 2023
10.19†#	RUBIC License Agreement dated April 6, 2023	8-K	10.1	April 6, 2023
10.20†#	Inzyme Development and Exclusive License Agreement, effective September 18, 2023	8-K	10.1	September 19, 2023
10.21#	Securities Purchase Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.1	March 11, 2024
10.22#	Registration Rights Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.2	March 11, 2024
10.23#	Security Agreement Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.3	March 11, 2024
10.24**#	Amendment to Security Agreement dated as of September 15, 2025	8-K	10.1	September 16, 2025
10.25#	Subsidiary Guarantee Relating to the Senior Secured Convertible Promissory Note dated March 8, 2024	8-K	10.4	March 11, 2024
10.26	License and Development Agreement between Dyadic International (USA), Inc. and Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals, dated June 27, 2024	8-K	10.1	July 2, 2024
10.27†#	Grant Agreement between Dyadic International, Inc. and the Bill & Melinda Gates Foundation, dated as of November 16, 2024	8-K	10.1	November 26, 2024
10.28#	At-The-Market Issuance Sales Agreement between Dyadic International, Inc. and Craig-Hallum Capital Group LLC, dated as of March 6, 2026	8-K	1.1	March 6, 2026

19.1#	Insider Trading Policy	10-K	19.1	March 26, 2025
21.1#	Subsidiaries of the Registrant	10-K	21.1	March 28, 2024
23.1#	Consent of Independent Registered Public Accounting Firm - Crowe LLP	10-K	23.1	March 25, 2026
24.1#	Power of Attorney (included on signature page to Original Form 10-K)	10-K	24.1	March 25, 2026
31.1#	Certification of Chief Executive Officer of Dyadic International, Inc, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	March 25, 2026
31.2#	Certification of Chief Financial Officer of Dyadic International, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	March 25, 2026
31.3	Certification of Chief Executive Officer of Dyadic International, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.4	Certification of Chief Financial Officer of Dyadic International, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1#	Certification of Chief Executive Officer of Dyadic International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	March 25, 2026
32.2#	Certification of Chief Financial Officer of Dyadic International, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	March 25, 2026
97#	Policy Related to Recovery of Erroneously Awarded Compensation	10-K	97	March 28, 2024
101.INS	Inline XBRL Instance Document				x
101.SCH	Inline XBRL Taxonomy Extension Schema Document				x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DYADIC INTERNATIONAL, INC.

April 30, 2026	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer
(Principal Executive Officer)

April 30, 2026	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)