Form 10-Q
period 2026-03-31
DYADIC INTERNATIONAL INC
filed 2026-05-13
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of May 12, 2026 was 36,438,703.

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

Forward-looking statements involve many risks, uncertainties, or other factors beyond Dyadic’s control. These factors include, but are not limited to (i) our history of net losses; (ii) market and regulatory acceptance of our microbial protein production platforms and other technologies; (iii) failure to commercialize our microbial protein production platforms or our other technologies; (iv) competition, including from alternative technologies; (v) the results of nonclinical studies and clinical trials; (vi) our capital needs; (vii) changes in global economic and financial conditions; (viii) our reliance on information technology; (ix) our dependence on third parties; (x) government regulations and environmental, social and governance issues; (x) intellectual property risks; (xi) our ability to comply with the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”); and (xii) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026, as amended on April 30, 2026 (the “Annual Report”). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Quarterly Report are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1. Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,247,269	$4,622,331
Short-term investment securities	1,361,043	2,698,661
Restricted cash	908,459	1,231,168
Interest receivable	12,423	35,129
Accounts receivable	996,464	1,090,297
Prepaid expenses and other current assets	174,238	219,067
Total current assets	7,699,896	9,896,653

Non-current assets:
Long-term investment securities	74,812	—
Operating lease right-of-use asset, net	24,354	38,535
Other assets	10,511	10,537
Total assets	$7,809,573	$9,945,725

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,060,092	$852,024
Accrued expenses	891,420	967,974
Deferred research and development obligations	1,110,570	1,730,852
Operating lease liability	19,998	34,621
Accrued interest	60,000	60,000
Accrued interest - related party	41,800	41,800
Total current liabilities	3,183,880	3,687,271

Non-current liabilities:
Convertible notes, net of issuance costs	2,966,646	2,962,304
Convertible notes, net of issuance costs - related party	2,066,779	2,063,740
Total liabilities	8,217,305	8,713,315

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 48,692,205 and 48,441,300, outstanding shares- 36,438,703 and 36,187,798 as of March 31, 2026, and December 31, 2025, respectively	48,693	48,442
Additional paid-in capital	113,879,281	113,564,991
Treasury stock, shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(95,405,791)	(93,451,108)
Total stockholders’ equity	(407,732)	1,232,410
Total liabilities and stockholders’ equity	$7,809,573	$9,945,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue:
Research and development revenue	$403,590	$183,100
Grant revenue	487,366	210,472
License and milestone revenue	220,000	—
Total revenue	1,110,956	393,572

Costs and expenses:
Cost of research and development revenue	340,157	126,480
Cost of grant revenue	451,683	171,178
Research and development	476,069	494,979
General and administrative	1,755,331	1,596,338
Foreign currency exchange (gain) loss	(9,591)	7,072
Total costs and expenses	3,013,649	2,396,047

Loss from operations	(1,902,693)	(2,002,475)

Other income (expense):
Interest income	57,191	88,458
Interest expense	(64,342)	(89,243)
Interest expense - related party	(44,839)	(24,319)
Total other income (expense), net	(51,990)	(25,104)

Net loss	$(1,954,683)	$(2,027,579)

Basic and diluted net loss per common share	$(0.05)	$(0.07)

Basic and diluted weighted-average common shares outstanding	36,397,997	29,886,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2026	48,441,300	$48,442	(12,253,502)	$(18,929,915)	$113,564,991	$(93,451,108)	$1,232,410
Stock-based compensation expense	—	—	—	—	139,299	—	139,299
Issuance of common stock upon vesting of restricted stock units	250,905	251	—	—	174,991	—	175,242
Net loss	—	—	—	—	—	(1,954,683)	(1,954,683)
March 31, 2026	48,692,205	$48,693	(12,253,502)	$(18,929,915)	$113,879,281	$(95,405,791)	$(407,732)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2025	42,089,301	$42,090	(12,253,502)	$(18,929,915)	$107,444,595	$(86,086,480)	$2,470,290
Stock-based compensation expense	—	—	—	—	225,030	—	225,030
Issuance of common stock upon vesting of restricted stock units	250,964	251	—	—	231,370	—	231,621
Issuance of common stock upon exercise of stock options	27,483	27	—	—	24,222	—	24,249
Net loss	—	—	—	—	—	(2,027,579)	(2,027,579)
March 31, 2025	42,367,748	$42,368	(12,253,502)	$(18,929,915)	$107,925,217	$(88,114,059)	$923,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(1,954,683)	$(2,027,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	139,299	225,030
Amortization of held-to-maturity securities, net	(3,390)	(9,999)
Amortization of debt issuance costs	7,381	11,762
Foreign currency exchange (gain) loss, net	(9,591)	7,072
Changes in operating assets and liabilities:
Interest receivable	22,706	1,035
Accounts receivable	89,375	15,278
Prepaid expenses and other current assets	44,908	92,202
Operating lease assets and liabilities	(442)	5
Accounts payable	222,697	(42,585)
Accrued expenses	98,688	(47,982)
Accrued interest - related party	—	(5,373)
Deferred research and development obligation	(620,282)	(168,597)
Net cash used in operating activities	(1,963,334)	(1,949,731)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(566,547)	(1,458,896)
Proceeds from maturities of investment securities	1,832,743	1,941,000
Net cash provided by investing activities	1,266,196	482,104

Cash flows from financing activities
Proceeds from exercise of stock options	—	24,249
Net cash provided by financing activities	—	24,249
Effect of exchange rate changes on cash	(633)	1,569
Net decrease in cash, cash equivalents, and restricted cash	(697,771)	(1,441,809)
Cash, cash equivalents, and restricted cash at beginning of period	5,853,499	6,506,750
Cash, cash equivalents, and restricted cash at end of period	$5,155,728	$5,064,941

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$4,247,269	$5,064,941
Restricted cash	908,459	—
Total cash, cash equivalents, and restricted cash	$5,155,728	$5,064,941

Supplemental cash flow information
Vesting of restricted stock units	$175,242	$231,621
Cash paid for interest	$101,800	$107,173

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) d/b/a, Dyadic Applied BioSolutions, is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the U.S. and the Netherlands. We develop and commercialize scalable, non-animal protein production platforms to meet growing global demand across the life sciences, food and nutrition, and bio-industrial markets.

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

On March 8, 2024, the Company issued an aggregate principal amount of $6,000,000 of its 8.0% Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock (collectively, the “Purchasers”). The net proceeds from the sale of Convertible Notes, after deducting offering expenses, were $5,824,326. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

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

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of March 31, 2026.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation (the “Gates Foundation,” formerly known as the Bill and Melinda Gates Foundation) relating to a grant in the amount of $3,092,000 awarded from the Gates Foundation for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”). Funds received in advance that have not been spent are recorded as restricted cash in the Company’s consolidated balance sheets.

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

On August 1, 2025, the Company completed an underwritten offering of 6,052,000 shares of the Company’s common stock (the “Offering”) pursuant to an underwriting agreement, dated July 30, 2025, between the Company and Craig-Hallum Capital Group LLC (“Craig-Hallum”). The public offering price in the Offering was $0.95 per share of common stock. The net proceeds to the Company from the Offering were approximately $4.9 million, after deducting legal expenses, underwriting discounts and commissions, and other offering expenses. The Company has been using the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing.

On March 6, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $4,238,000 from time to time through the Sales Agent, including block trades and sales made in ordinary brokers’ transactions directly on Nasdaq or any other trading market for the Company’s common stock at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices (the “At-The-Market Equity Offering Program”). Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other parameters or conditions the Company may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. The Company is not obligated to sell any shares of common stock under the Sales Agreement, and the Company or the Sales Agent may at any time suspend or terminate offerings of shares under the At-The-Market Equity Offering Program upon notice to the other party and subject to other conditions. As of the date of this Quarterly Report, no shares have been sold under the Sales Agreement.

The Company expects its existing cash, cash equivalents, restricted cash and its investment securities, including accrued interest, totaling approximately $6.6 million as of March 31, 2026, will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amount raised may be used for the further development and commercialization of product candidates, for other working capital purposes or to facilitate our continued listing on Nasdaq. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2025, included in our Annual Report.

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

For each of the three months ended March 31, 2026 and 2025, the Company’s revenue was generated from seven customers. Significant customers are those that account for greater than 10% of the Company’s revenue. For the three months ended March 31, 2026 and 2025, four significant customers accounted for $960,367 or 86.3% and $350,448 or 89.0% of revenue, respectively.

As of March 31, 2026, and December 31, 2025, accounts receivable was from six and four customers, of which, two customers accounted for $803,575 or 80.6% and $916,953 or 84.1% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenue from customers that are located outside of the United States. For each of the three months ended March 31, 2026 and 2025, the Company had one customer outside of the United States (i.e., European customers) that accounted for $234,397 or 21.1% and $48,333 or 65.8% of revenue, respectively.

As of March 31, 2026 and December 31, 2025, the Company had two customers outside of the United States (i.e., European customers) that accounted for $772,668 or 77.5% and $916,953 or 84.1% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For each of the three months ended March 31, 2026 and 2025, two CROs accounted for $651,703 or 63.4% and $483,426 or 77.9% of total research services we purchased, respectively. As of March 31, 2026 and December 31, 2025, two CROs accounted for $752,682 or 71.0% and $571,149 or 67.0% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, all our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of March 31, 2026, and December 31, 2025, the Company did not have any investment securities classified as trading.

Restricted Cash

Restricted cash represents amounts subject to restrictions under an agreement with the Gates Foundation. These funds may need to be refunded and are limited to use as specified in the agreement. The restriction on these funds lapse as the Company fulfills its obligations under the agreement. Amounts expected to be used within the next twelve (12) months are classified as current.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of March 31, 2026, and December 31, 2025.

Accounts receivable consists of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Billed receivable	$538,634	$487,741
Unbilled receivable	457,830	602,556
	$996,464	$1,090,297

Accounts Payable

Accounts payable consist of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Research and development expenses	$752,682	$627,063
Legal and professional expenses	232,172	133,724
Other	75,238	91,237
	$1,060,092	$852,024

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Research and development expenses	$428,252	$493,992
Employee wages and benefits	237,168	395,459
Legal expenses	205,000	78,523
Other	21,000	—
	$891,420	$967,974

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

Revenue Recognition

As of March 31, 2026, the Company has not recognized any revenue from product sales. All our revenue to date has been research revenue from third-party collaborations and grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

Revenue related to research collaborations and agreements: The Company typically performs research and development services as specified in each respective agreement on a best-efforts basis, and recognizes revenue from research funding under collaboration agreements in accordance with the 5-step process outlined in ASC Topic 606 (“Topic 606”): (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) locate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when we satisfy a performance obligation by transferring control of the service to a customer in an amount that reflects the consideration that we expect to receive. Depending on how the performance obligation under our license and collaboration agreements is satisfied, we recognize the revenue either at a point in time or over time by using the input method under Topic 606 to measure the progress toward complete satisfaction of a performance obligation.

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

Revenue related to grants: The Company receives grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to partially or fully fund the Company’s research collaborations. However, most, if not all, of such potential grant revenue, when received, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials. Revenue related to grants is presented on a gross basis on the Consolidated Statements of Operations.

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

Royalties: With respect to licenses deemed to be the predominant item to which the sales-based royalties relate, including milestone payments based on the level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty relates has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its sublicensing arrangements.

We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenue is recognized. When there is a timing difference between when we invoice customers and when revenue is recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred research and development obligations), as appropriate. If upfront fees or considerations related to a sublicensing agreement are received prior to the technology transfer, the Company will record the amount received as deferred revenue from the licensing agreement.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are for the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Outside contracted services	$342,721	$356,256
Personnel related costs	114,035	121,716
Facilities, overhead and other	19,313	17,007
	$476,069	$494,979

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

The Company’s financial instruments included cash, cash equivalents, restricted cash and cash equivalents, investment in debt securities, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred research and development obligations, deposits, warrants, and the Company’s 8% Senior Secured Convertible Promissory Notes (the “Convertible Notes”), due December 2027. The carrying amount of these financial instruments, except for warrants and investment in debt securities and Convertible Notes, approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term investments in debt securities are recorded at amortized cost, and their estimated fair value amounts are provided by the third-party broker service for disclosure purposes. See Note 4 for additional information related to the Convertible Notes and Note 6 for warrants.

Income Taxes

For the three months ended March 31, 2026, there was no provision for income taxes or unrecognized tax benefits recorded. As of March 31, 2026 and December 31, 2025, deferred tax assets were $19.3 million and $19.0 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of March 31, 2026 and December 31, 2025.

Stock-Based Compensation

We recognize all share-based payments to employees, consultants, and our Board of Directors (the “Board”), as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statements of operations based on the grant date fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur.

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

For the three months ended March 31, 2026, a total of 6,127,697 shares of potentially dilutive securities, including 189,682 shares of unvested restricted stock units, stock options to purchase 5,635,415 shares of common stock, and stock warrants to purchase 302,600 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three months ended March 31, 2025, a total of 6,401,581 shares of potentially dilutive securities, including 96,984 shares of unvested restricted stock units and options to purchase 6,304,597 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements as of March 31, 2026

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The Company adopted ASU 2025-05 for the quarter ended March 31, 2026. The adoption of ASU 2025-05 does not have any material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

New Accounting Pronouncements as of March 31, 2026

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 enhances the disclosures about an entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies and reorganizes existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduces a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the SEC did not or are not expected to have a material effect on the Company’s consolidated financial statements or related disclosures.

Note 2: Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents or restricted cash equivalents on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of March 31, 2026, and December 31, 2025:

	March 31, 2026 (Unaudited)
			Allowance	Gross	Gross
			for	Unrealized	Unrealized
	Level (1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Assets:
Cash deposits	1	$1,330,251	$—	$—	$—	$1,330,251
Money market funds (2)	1	3,825,477	—	—	—	3,825,477
Short-term investment in corporate bonds (3)(5)(6)	2	1,360,393	—	—	(650)	1,361,043
Long-term investment in corporate bonds (4)(5)(6)	2	74,470	—	—	(342)	74,812
Total financial assets		$6,590,591	$—	$—	$(992)	$6,591,583
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash						(908,459)
Total cash, cash equivalents and investments						$5,683,124

	December 31, 2025 (Audited)
			Allowance	Gross	Gross
			for	Unrealized	Unrealized
	Level (1)	Fair Value	Credit Losses	Holding Gains	Holding Losses	Adjusted Cost
Assets:
Cash deposits	1	$143,752	$—	$—	$—	$143,752
Money market funds (2)	1	5,709,747	—	—	—	5,709,747
Short-term investment in corporate bonds (3)(5)(6)	2	2,700,344	—	1,973	(290)	2,698,661
Total financial assets		$8,553,843	$—	$1,973	$(290)	$8,552,160
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash						(1,231,168)
Total cash, cash equivalents and investments						$7,320,992

Notes:

(1)	Definition of the three-level fair value hierarchy:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
●	Level 2 - Other inputs that are directly or indirectly observable in the markets
●	Level 3 - Inputs that are generally unobservable

(2)	All our money market funds were invested in U.S. Government money market funds.
(3)	Short-term investment securities will mature within 12 months or less, from the applicable reporting date.
(4)	Long-term investment securities will mature between 12 months and 18 months from the applicable reporting date.
(5)	For the three months ended March 31, 2026 and 2025, the Company received discounts of $4,454 and $6,104 to purchase held-to-maturity investment securities, respectively. For the year ended December 31, 2025, the Company received discounts of $63,096 to purchase held-to-maturity investment securities.
(6)	The Company considers the decline in the market value of its investment portfolio to be temporary in nature. As of March 31, 2026 and December 31, 2025, the Company did not consider any of its investments to be other-than-temporarily impaired and no allowance for credit losses was recorded.

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

As of March 31, 2026, the Company has received a total of $2,353,393 of the Gates Foundation Grant. The remaining award of $738,743 is expected to be received in the second quarter of 2026, subject to potential modifications of timing and amounts.

The Company is required to apply the funds it receives under the agreements solely toward direct costs for the applicable funded projects, other than less than 15% of such funds, which may apply toward general overhead and administrative expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Gates Foundation. Funds received in advance that have not been spent are recorded as restricted cash and cash equivalents and as deferred research and development obligations in the Company’s consolidated balance sheets. As the Company incurs costs associated with research and development related to the project, on a monthly basis, the Company reclasses amounts from the grant to recognize grant revenue and cost of grant revenue. The deferred research and development obligations also include grant funds spent but not yet expensed in accordance with GAAP. The grant agreements include the Gates Foundation’s discretionary termination provisions. Any grant funds that have not been used or committed to the funded project must be returned promptly to the Gates Foundation upon expiration or termination of the agreement.

For the three months ended March 31, 2026, the Company recognized grant revenue of $252,969, and cost of grant revenue of $230,620, in connection with the Gates Foundation Grant.

As of March 31, 2026, the Company had restricted cash of $908,459 and deferred research and development obligations of $1,062,083 related to the Gates Foundation Grant.

Coalition for Epidemic Preparedness Innovations (CEPI) Grant

On March 20, 2025, the Company received a funding award from CEPI to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2,432,756 of the total grant funding. The Company will be reimbursed for research and development expenses in arrears on a quarterly basis. As of March 31, 2026, the Company has an account receivable of $695,075 related to the CEPI Grant.

For the three months ended March 31, 2026, the Company recognized grant revenue of $234,398, and cost of grant revenue of $220,987, in connection with the CEPI Grant.

Proliant

On June 27, 2024, the Company entered into a License and Development Agreement (the “Proliant Agreement”) with Proliant Biologicals, LLC d/b/a Proliant Health and Biologicals (“Proliant”), pursuant to which, Proliant will license Dyadic’s proprietary fungal microbial expression and production platforms and microbial strains for the production of recombinant serum albumin, for an initial period of 10 years with an option to extend for an additional 3 years under certain circumstances. Under the terms of the Proliant Agreement, Dyadic has received an initial upfront payment of $500,000 and a second payment of $500,000 upon the completion of the transfer of a Production Strain (as defined in the Proliant Agreement) for the year ended December 31, 2025.

On October 14, 2025, the Company achieved the productivity threshold and received the final milestone payment of $500,000 under the Proliant Agreement, which is required to be reinvested to support further commercialization of the product.

As of December 31, 2025, the Company has recognized $227,000 of research and development revenue and $142,300 of revenue related to this milestone, with the remaining $273,000 recorded as deferred revenue. For the three months ended March 31, 2026, the Company recognized the remaining $273,000 as revenue and $253,000 of cost of revenue associated with the Proliant Agreement.

Upon commencing commercial sales of animal-free recombinant serum albumin products, the Company anticipates receiving royalties in 2026, based on a specified percentage of the gross margin received by Proliant as defined in the Proliant Agreement.

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

For the year ended December 31, 2024, the Company has completed all product research and development services and satisfied all related performance obligations under the Amended Inzymes Agreement, and recognized $890,169 in license revenue, including success fees upon the achievement of target yield of one related product. For the year ended December 31, 2025, the Company also recognized research and development revenue of $25,000 related to the Amended Inzymes Agreement.

In June 2025, the Company recognized milestone revenue of $250,000 upon the achievement of commercially viable target yield related to the Inzymes Agreement.

In February 2026, final development activities for the first recombinant non-animal product were completed and the first commercial sale was achieved. Upon achievement of this milestone, the Company received and recognized a $200,000 milestone payment as revenue. The Company is also eligible to receive royalties on future sales. The Company anticipates another milestone payment from a second product during the remainder of 2026.

Note 4: Convertible Notes Payable

On March 8, 2024, the Company issued an aggregate principal amount of $6,000,000 of its 8.0% Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock (collectively, the “Purchasers”). The net proceeds from the sale of Convertible Notes, after deducting offering expenses, were $5,824,326. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

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

For the three months ended March 31, 2026 and 2025, $101,800 and $107,173 of interest were paid, and debt issuance costs of $7,381 and $11,762 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively.

As of March 31, 2026, accrued interest on the Convertible Notes totaled $41,800 for related parties and $60,000 for other third parties. As of March 31, 2026 and 2025, accumulated amortized debt issuance costs was $116,645 and $48,138, respectively.

As of March 31, 2026, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Mark A. Emalfarb Trust (1)	09/15/25	03/08/27	8%	1,000,000	—	—	1,000,000
Francisco Trust dated 2/28/1996 (2)	03/08/24	03/08/27	8%	1,000,000	—	—	1,000,000
Bradley Emalfarb (3)	03/08/24	03/08/27	8%	500,000	—	(500,000)	—
Bradley Scott Emalfarb Irrevocable Trust (3)	03/08/24	03/08/27	8%	410,000	—	(410,000)	—
Emalfarb Descendent Trust (4)	03/08/24	03/08/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$3,000,000	$—	$(910,000)	2,090,000
Unamortized Debt Issuance Costs - Related Party							(23,221)
Net Carrying Amount							$2,066,779

Convertible Notes - Third Party (1)	03/08/24	03/08/27	8%	$3,000,000	$—	$—	3,000,000
Unamortized Debt Issuance Costs - Third Party							(33,354)
Net Carrying Amount							$2,966,646

Notes:

(1)	On September 15, 2025, Mark A. Emalfarb Trust dated October 1, 1987, as amended and restated on June 28, 2019 (the “MAE Trust”), purchased and was assigned $1,000,000 of the Convertible Notes from an existing note holder. Mr. Mark A. Emalfarb, our Chief Executive Officer, is the sole beneficiary and serves as sole trustee of the MAE Trust and has sole voting and dispositive power over the shares of common stock held by the MAE Trust. As of March 31, 2026, the amount of accrued interest for the MAE Trust was $20,000.
(2)	Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. As of March 31, 2026, the amount of accrued interest for the Francisco Trust was $20,000.
(3)	Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In 2024, $500,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 294,891 shares of the Company’s common stock and $410,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 261,732 shares of the Company’s common stock. As of March 31, 2026, there was no accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust.
(4)	Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our Chief Executive Officer, are co-trustees of the Emalfarb Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Emalfarb Descendant Trust. As of March 31, 2026, the amount of accrued interest for the Emalfarb Descendant Trust was $1,800.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of March 31, 2026.

Note 5: Commitments and Contingencies

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

Note 6: Share-Based Compensation

Description of Equity Plans

The 2021 Equity Incentive Award Plan (the “2021 Plan”) was adopted by the Company’s Board of Directors on April 9, 2021 and approved by the Company’s Annual Meeting of Shareholders (the “Annual Meeting”) on June 11, 2021. The 2021 Plan serves as a successor to the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). Since the adoption of the 2021 Plan, all equity awards were made from the 2021 Plan, and no additional awards will be granted under the 2011 Plan. The 2021 Plan provides for the issuance of a variety of share-based compensation awards, including stock options, restricted stock awards, restricted stock unit awards, performance awards, dividend equivalents awards, deferred stock awards, stock payment awards and stock appreciation rights. As of the effective date of the 2021 Plan, the number of shares authorized for issuance under the 2021 Plan was increased by 3,000,000 shares, in addition to any shares remaining available for grant under the 2011 Plan.

As of March 31, 2026, the Company had 5,635,415 stock options outstanding and 189,682 unvested restricted stock units in addition to 1,536,508 shares of common stock available for grant under the 2021 Plan. As of December 31, 2025, the Company had 5,362,722 stock options outstanding and 64,656 unvested restricted stock units, in addition to 2,208,257 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the three months ended March 31, 2026, are as follows:

Risk-free interest rate	3.8% - 3.9%
Expected dividend yield	—%
Expected stock price volatility	72.2-76.5%
Expected life of options (in years)	5.5-6.3

The following table summarizes the stock option activities for the three months ended March 31, 2026:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2025	5,362,722	$2.83	4.73	$—
Granted (1)	516,250	0.94
Exercised	—	—
Expired (2)	(243,557)	1.62
Cancelled	—	—
Outstanding at March 31, 2026	5,635,415	$2.71	5.17	$—

Exercisable at March 31, 2026	4,557,278	$3.05	4.29	$—

Notes:

(1)	Options granted:

●	Annual share-based compensation awards on January 2, 2026, with an exercise price of $0.94, including: (a) 287,750 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 185,000 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 23,500 stock options granted to employees, vesting annually in equal installments over four years, and (d) 20,000 stock options granted to a consultant, vesting upon one year anniversary.

(2)	Options expired:

●	(a) 50,000 stock options with an exercise price of $1.82 per share granted to members of the Board of Directors, (b) 191,057 stock options with an exercise price of $1.57 per share granted to a key personnel, (c) 2,500 stock options with an exercise price of $1.66 per share granted to a former employee.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity for the three months ended March 31, 2026:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	64,656	$1.74
Granted (1)	375,931	0.93
Vested (2)	(250,905)	1.15
Unvested shares forfeited	—	—
Outstanding at March 31, 2026	189,682	$0.91

Notes:

(1)	On January 2, 2026, the Company granted 119,682 restricted stock units, vesting upon one year anniversary, to the Board of Directors as a result of reduction in director cash compensation for 2026, and an aggregate of 186,249 restricted stock units, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2025.

On March 1, 2026, the Company granted two consultants a total of 70,000 restricted stock units, vesting upon the satisfaction of the applicable time and performance criteria.

(2)	Represents the vesting of 186,249 RSUs granted to executives and key personnel, and 64,656 RSUs granted to the Board of Directors.

Compensation Expenses

We recognize all share-based payments to employees and our Board of Directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the three months ended March 31, 2026, no forfeitures were recorded.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended March 31,
	2026	2025
General and administrative	$129,033	$207,996
Research and development	10,266	17,034
Total	$139,299	$225,030

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three Months Ended March 31,
	2026	2025
Share based compensation expense - stock option	$107,741	$177,294
Share based compensation expense - restricted stock units	31,558	47,736
Total	$139,299	$225,030

Warrants

On August 1, 2025, in connection with the services the Underwriter provided to the Company in the Offering, the Company issued to the Underwriter warrants to purchase up to 302,600 shares of common stock (the “Underwriter Warrants”), representing 5.0% of the total shares sold in the Offering. The Underwriter Warrants are exercisable at a price of $1.0925 per share, at any time and from time to time, in whole or in part, from January 28, 2026 until August 1, 2030. As of March 31, 2026, there were 302,600 outstanding warrants to purchase common stock. See Note 7 Shareholder’s Equity.

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

Risk-free interest rate:	3.67%
Expected dividend yield:	0%
Expected stock price volatility:	64.97%
Expected life of warrants (in years)	5.0

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

Issuances of Common Stock Related to Stock Options and RSU’s

For the three months ended March 31, 2026, there were 250,905 shares issued from the vesting of restricted stock units with a weighted average issue price of $1.15 per share.

Treasury Stock

As of March 31, 2026, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

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

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company operates in the U.S. and Europe. All material long-lived assets of the Company reside in the U.S. For geographic information about the Company’s product revenue, see Note 1, Concentration. Long-lived assets primarily consist of operating lease right-of-use assets.

The CODM uses consolidated net loss to evaluate the Company’s spending and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing the performance of segment and in establishing resource allocation across the organization. Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed on March 25, 2026, as amended on April 30, 2026.

The CODM reviews cash, cash equivalents and investment securities as a measure of segment assets. As of March 31, 2026 and December 31, 2025, the Company’s cash, cash equivalents, restricted cash and cash equivalents and its investment securities, including accrued interest were $6.6 million and $8.6 million, respectively.

The following table presents information about segment revenue, significant segment expenses and segment operating loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total revenue	$1,110,956	$393,572
Total cost of revenue	791,840	297,658

Research and development expenses:
Outside contracted services	342,721	356,256
Personnel related costs	103,770	104,682
Facilities, overhead, and other	19,313	17,007
General and administrative expenses:
Compensation and related expenses	693,104	632,522
Business consulting expenses	188,889	181,227
Legal and professional services	504,295	331,097
Other G&A expenses	240,009	243,496
Share-based compensation expenses	139,299	225,030
Foreign currency exchange (gain) loss	(9,591)	7,072
Other (income) expenses, net	51,990	25,104
Net loss	$(1,954,683)	$(2,027,579)

Note 9: Subsequent Event

For the purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through May 13, 2026, the date the consolidated financial statements were available to be issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

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

Recent Developments

Life Sciences

● Recombinant Serum Albumin (AlbuFree™ DX): In February 2026, Proliant Health and Biologicals announced the commercial launch of AlbuFree™ DX recombinant human albumin, produced using Dyadic’s production platform. Dyadic is entitled to a share of profits from commercial sales.

● OEM Distribution Agreement with IBT Bioservices: In March 2026, Dyadic entered into an OEM distribution agreement with IBT Bioservices to support commercialization of multiple recombinant proteins and enzymes through IBT’s global distribution channels. Initial product quantities, including DNase I and transferrin, have been completed and shipped to support channel commercialization activities.

● DNase-1 (RNase-free): Dyadic completed production validation of recombinant DNase I and, together with Fermbox Bio, commercially launched DNase I (RNase-free) as the first product under their expanded collaboration.

● Recombinant Transferrin and Growth Factors: Dyadic continues advancing its animal-free transferrin and fibroblast growth factor (FGF) products for use in cell culture media, diagnostics, and research, with expanded customer interest and sampling activity for recombinant bovine transferrin within the cultivated meat industry.

● Reagent Proteins and Nucleic Acid Enzymes: Dyadic continues advancing a portfolio of enzymes for DNA and RNA manipulation, including RNase inhibitors and T7 RNA polymerase.

Food and Nutrition

● Alpha-Lactalbumin: In December 2025, Dyadic signed a development and commercialization agreement with BRIG Bio to create recombinant bovine alpha-lactalbumin for global nutrition markets. Product development activities have been initiated, including initial product quality and application testing, with customer sampling activities expected to begin in mid-2026.

● Human Lactoferrin: Dyadic has established a stable cell line for recombinant human lactoferrin production and is continuing optimization and characterization efforts supporting future nutrition applications.

● Non-Animal Dairy Enzymes: Dyadic’s partner Inzymes has commercialized recombinant non-animal bovine chymosin following achievement of development milestones under its agreement with Dyadic.

● Food and Nutrition Pipeline Expansion: Dyadic anticipates broadening both partner-led and internal development programs focused on non-animal dairy proteins, selected food and nutrition enzymes, and related baking and brewing enzyme applications.

Bio-Industrial Products

● Expanded Fermbox Bio Collaboration: Dyadic expanded its collaboration with Fermbox Bio to support the development and manufacturing of animal-free recombinant proteins and enzymes across life sciences, food and nutrition, and bio-industrial markets.

● EN3ZYME™ Platform: Fermbox Bio previously launched EN3ZYME™, an enzyme cocktail produced using the Dapibus™ platform that converts agricultural residues into fermentable cellulosic sugars and fulfilled its first large scale order in 2025, with sampling activity now extending into the Asia Pacific region.

Biopharmaceutical Programs

● Gates Foundation-supported RSV and malaria monoclonal antibody programs and the CEPI/Fondazione Biotecnopolo di Siena (“FBS”) H5 avian influenza antigen program continued to advance toward preclinical evaluation, with C1-produced antigens and antibodies expressed at high yields while demonstrating binding and neutralization profiles virtually identical to CHO-derived clinical reference materials.

● Collaborative development activities with Fondazione Biotecnopolo di Siena (“FBS”) continue to demonstrate rapid antigen development timelines and the ability to progress from receipt of a codon-optimized plasmid to purified recombinant antigen candidates within weeks, while multiple preclinical animal studies evaluating C1-produced H5 (avian influenza), RSV and malaria antigens were initiated, with initial data readouts demonstrating high levels of neutralizing antibodies.

Corporate Development

● Expanding Commercial Efforts in Asia and Europe: Dyadic expanded its engagement with Intralink to include Europe in addition to Japan and South Korea, supporting broader commercial development activities and market entry initiatives for Dyadic’s animal-free proteins.

● Commercial Scale-Up Activities: Together with Fermbox Bio and other manufacturing partners, Dyadic continues scaling production capabilities for multiple recombinant proteins and enzymes, including transferrin and additional commercial-stage products, to support broader market launch activities and channel expansion.

● Expanding Commercial Partnerships and Distribution Channels: Dyadic continues prioritizing relationships with manufacturing, supply chain, and distribution partners to support commercialization and broaden market access for its growing portfolio of recombinant proteins and enzymes.

● Commercialization and Channel Expansion Strategy: Dyadic is focused on increasing product availability through both direct and partner-led commercialization efforts, including OEM distribution, regional business development partnerships, and strategic manufacturing collaborations designed to support long-term recurring product revenue opportunities.

Critical Accounting Estimates

The preparation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions. Such differences could be material to the consolidated financial statements.

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

Revenue Recognition

The Company has launched an initial portfolio of research-use-only products for direct sales. Early-stage manufacturing is ongoing and initial shipments to distribution partners are underway. The Company also participates in the commercialization of products developed and launched by third-party collaborators, from which it is entitled to a share of revenue or profits.

As of March 31, 2026, the Company has not recognized any revenue from product sales. All our revenue to date has been research revenue from third-party collaborations and grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

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

Revenue related to grants: The Company receives grants from governments, agencies, and other private and not-for-profit organizations. These grants are intended to be used to fund the Company’s research collaborations partially or fully, including opportunities and projects that the Company is pursuing with certain collaborators. However, most, if not all, of such potential grant revenue, is expected to be earmarked for third parties to advance the research required, including preclinical and clinical trials for vaccines and/or antibodies candidates. Revenue related to grants are presented on a gross basis on the Consolidated Statements of Operations.

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

We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenue is recognized. When there is a timing difference between when we invoice customers and when revenue is recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred research and development obligations), as appropriate. If upfront fees or considerations related to a sublicensing agreement are received prior to the technology transfer, the Company will record the amount received as deferred revenue from the licensing agreement.

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

Results of Operations

Three months ended March 31, 2026, compared to the same period in 2025

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of revenue for the three months ended March 31, 2026 and 2025:

	For the three-month period ended		Changes in
	March 31, 2026	March 31, 2025	$	%

Total revenue	$1,110,956	$393,572	$717,384	182.3%

Total cost of revenue	791,840	297,658	494,182	166.0%
Research and development expense	476,069	494,979	(18,910)	(3.8)%
General and administrative expense	1,755,331	1,596,338	158,993	10.0%
Foreign currency exchange (gain) loss	(9,591)	7,072	16,663	235.6%
Loss from operations	(1,902,693)	(2,002,475)	(99,782)	(5.0)%
Other expenses	51,990	25,104	26,886	107.1%
Net loss	$(1,954,683)	$(2,027,579)	$(72,896)	(3.6)%

Total revenue for the three months ended March 31, 2026, amounted to $1,110,956 representing an increase of $717,384 or 182.3% compared to $393,572 for the three months ended March 31, 2025. The increase was driven by a $220,490 increase in research and development revenue primarily related to the Proliant Agreement. Additionally, grant revenue increased by $276,894 due to activities under grants from CEPI and the Gates Foundation and license and milestone revenue also increased by $200,000 as a result of achieving a contract milestone under the Inzymes Agreement.

Total cost of revenue for the three months period ended March 31, 2026, amounted to $791,840 representing an increase of $494,182 or 166.0% compared to $297,658 for the three months ended March 31, 2025. The increase was driven by a $213,677 increase in cost of research and development revenue. Cost of grant revenue increased by $280,505 due to activities under grants from CEPI and the Gates Foundation.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended March 31, 2026, decreased $18,910 or 3.8% to $476,069 compared to $494,979 for the same period a year ago. The decrease was driven by a slight decrease in the number of active internal research initiatives undertaken.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026, increased by $158,993 or 10.0% to $1,755,331 compared to $1,596,338 for the same period a year ago. The increase was related to legal and accounting expenses of $221,304, incentives of $36,258, rebranding and business development expenses of $22,196, offset by a decrease in share-based compensation expenses of $110,381 and insurance expenses of $10,384.

Loss from Operations

Loss from operations for the three months ended March 31, 2026, decreased $99,782 or 5.0% to $1,902,693 compared to $2,002,475 for the same period a year ago. The decrease in loss from operations was largely attributable to an increase in total revenue of $717,384, decrease in research and development expenses of $18,910, partially offset by an increase in total cost of revenue of $494,182, and an increase in general and administrative expenses of $158,993.

Other Income (Expenses), Net

For the three months ended March 31, 2026, total other income (expenses), net, was an expense of $51,990 compared to an expense of $25,104 for the same period a year ago. The increase in other expenses is primarily due to a reduction in interest income.

Net Loss

Net loss for the three months ended March 31, 2026, was $1,954,683 compared to $2,027,579 for the same period a year ago. The decrease of $72,896 was due to a decrease of $99,782 in loss from operations, offset by an increase in other expenses of $26,866.

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

On August 1, 2025, the Company completed an underwritten offering of 6,052,000 shares of the Company’s common stock (the “Offering”) pursuant to an underwriting agreement, dated July 30, 2025, between the Company and Craig-Hallum. The public offering price in the Offering was $0.95 per share of common stock. The net proceeds to the Company from the Offering were approximately $4.9 million, after deducting legal expenses, underwriting discounts and commissions, and other offering expenses. The Company has been using the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing.

On March 6, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $4,238,000 from time to time through the Sales Agent, including block trades and sales made in ordinary brokers’ transactions directly on Nasdaq or any other trading market for the Company’s common stock at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices (the “At-The-Market Equity Offering Program”). Subject to the terms and conditions of the Sales Agreement, the Sales Agent will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other parameters or conditions the Company may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. The Company is not obligated to sell any shares of common stock under the Sales Agreement, and the Company or the Sales Agent may at any time suspend or terminate offerings of shares under the At-The-Market Equity Offering Program upon notice to the other party and subject to other conditions. As of the date of this Quarterly Report, no shares have been sold under the Sales Agreement.

The Company expects its existing cash, cash equivalents, restricted cash and its investment securities, including accrued interest, totaling approximately $6.6 million as of March 31, 2026, will be sufficient to meet its operational, business, and other liquidity requirements for at least the next twelve (12) months from the date of issuance of the financial statements contained in this Quarterly Report. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. In the event our financing needs are not able to be met by our existing cash, cash equivalents and investments, we would seek to raise additional capital through strategic financial opportunities that could include, but are not limited to, future public or private equity offerings, collaboration agreements, convertible notes or other debt instruments, and/or other means. Any amount raised may be used for the further development and commercialization of product candidates, and for other working capital purposes. There is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing shareholders.

As of March 31, 2026, cash, cash equivalents, and restricted cash were $5.2 million compared to $5.9 million as of December 31, 2025. The carrying value of investment grade securities, including accrued interest as of March 31, 2026, was $1.5 million compared to $2.7 million as of December 31, 2025.

Net cash used in operating activities for the three months ended March 31, 2026 was $2.0 million, which was principally attributable to a net loss of $1.9 million, changes in operating assets and liabilities of $0.2 million, partially offset by share-based compensation expenses of $0.1 million.

Net cash provided by investing activities for the three months ended March 31, 2026 was $1.3 million, compared to $0.5 million for the three months ended March 31, 2025. The change in investing activities of $0.8 million was attributable to a reduction in purchases of held-to-maturity investment securities of $0.9 million, offset by an increase in proceeds received from maturities of investment securities of $0.1 million.

There was no financing activities for the three months ended March 31, 2026. Net cash provided by financing activities was related to proceeds from the exercise of stock options, and the amount was immaterial.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no changes to our risk factors from those disclosed in our Annual Report.

If we fail to comply with listing standards of Nasdaq, our common stock may be delisted, adversely affecting the liquidity and market price of our common stock, as well as our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern.

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. As previously disclosed, we are currently not in compliance with various of these requirements.

We are currently not in compliance with the requirement that our common stock maintain a minimum bid price per share of $1.00 (such that the share price of the common stock close not below $1.00 for 30 consecutive business days) (the “Minimum Bid Price Rule”). We would regain compliance with the Minimum Bid Price Rule if our common stock reached a closing price of at least $1.00 for a minimum of ten consecutive business days by the end of the applicable compliance deadline. In May, 2026, we filed a definitive proxy statement soliciting shareholder approval at our annual meeting for authorization for our Board to effect a reverse stock split, as a possible way to cure our Minimum Bid Price Rule deficiency (to the extent deemed by Board as in the best interests of us and our shareholders). However, given the timing of that meeting, we will be unable to cure the Minimum Bid Price Rule by Nasdaq’s initial compliance deadline of June 17, 2026, unless our common stock price independently increases to the required level by then. We intend to take all steps, provided in the best interests of us and our shareholders, to preserve our eligibility under Nasdaq rules for an additional period of up to 180 days to regain compliance with the Minimum Bid Price Rule, through December 15, 2026 (the “Additional Compliance Period”). Nasdaq may grant this extension in its discretion if on June 17, 2026, we meet the applicable market value of publicly held shares requirement for continued listing and applicable standards for initial listing on the Nasdaq Capital Market, including shareholders’ equity of $5 million. There can be no assurance that we will meet the requirements to receive an Additional Compliance Period, or that actions we taken to meet these requirements, including potential capital raises, will be executed on favorable terms or will not be dilutive to existing shareholders. To the extent that we do not obtain an Additional Compliance Period, and the closing price of the common stock price does not increase independently to allow us to regain compliance with the Minimum Bid Price Rule by June 17, 2026, Nasdaq will begin delisting proceedings for our common stock, subject to our right to appeal to a Nasdaq hearing panel. The Board may then determine to effect a reverse stock split (assuming such split is approved by shareholders) during the pendency of the delisting proceedings, as support for the Company’s contention on appeal before the Nasdaq hearing panel that Nasdaq should not delist the common stock. There can be no assurance that Nasdaq will not then determine to delist our common stock, even if we have cured the Minimum Bid Price Rule deficiency during the pendency of the listing proceedings. To the extent that we successfully obtain an Additional Compliance Period, and the closing price of the common stock price does not increase independently to allow us to regain compliance with the Minimum Bid Price Rule by December 15, 2026, the Board may determine to effect a reverse stock split (assuming such split is approved by shareholders) before the end of the Additional Compliance Period.

We are also not in compliance with a separate Nasdaq continued listing requirement, which requires us to meet any of the following minimum conditions: $2.5 million in shareholders’ equity; $35 million in market value of listed securities; or $500,000 of net income from continuing operations (the “Continued Listing Standards”). We have until September 23, 2026 (provided that Nasdaq accepts our recently-submitted compliance plan) to regain compliance with this rule. Thus, even if we cure the Minimum Bid Price Rule through a reverse stock split, we may also be unable to cure or remain in compliance with the Continued Listing Standards, which could also result in us receiving a delisting notice, subject to appeal, or we may fail to maintain compliance with other Nasdaq rules. There can be no assurance that, if we decide to appeal any delisting determination by Nasdaq to the panel, such appeal would be successful.

If our common stock is delisted from Nasdaq as a result of our failure to comply with the Minimum Bid Price Requirement, the Continued Listing Standards or any other requirement for continued listing on Nasdaq, trading of our common stock could be conducted in the over-the-counter market established for unlisted securities such as the OTCQX, the OTCQB, the OTCID Basic Market or the Pink Limited Market, but there can be no assurance that our common stock will be eligible for trading on any such alternative market. Additionally, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could be a reduction in our coverage by securities analysts, and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale. If we effected a reverse stock split (assuming such split is approved by our shareholders), the liquidity of our common stock could be harmed, given the reduced number of shares of common stock that would be outstanding afterward, particularly if the share price does not increase as a result thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) For the quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

May 13, 2026	DYADIC INTERNATIONAL, INC.

	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer
(Principal Executive Officer)

May 13, 2026	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

