Form 10-Q
period 2026-06-30
DYADIC INTERNATIONAL INC
filed 2026-08-12
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2026 was 36,438,703.

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

Forward-looking statements involve many risks, uncertainties, or other factors beyond Dyadic’s control. These factors include, but are not limited to (i) our history of net losses, and management’s related conclusion that there is substantial doubt about our ability to continue as a going concern for the 12 months following June 30, 2026; (ii) market and regulatory acceptance of our microbial protein production platforms and other technologies; (iii) failure to commercialize our microbial protein production platforms or our other technologies; (iv) competition, including from alternative technologies; (v) the results of nonclinical studies and clinical trials; (vi) our capital needs and the dilutive impact of a capital raise to mitigate our going-concern risk; (vii) changes in global economic and financial conditions; (viii) our reliance on information technology; (ix) our dependence on third parties; (x) government regulations and environmental, social and governance issues; (xi) intellectual property risks; (xii) our ability to comply with the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”); and (xiii) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026, as amended on April 30, 2026 (the “Annual Report”). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Quarterly Report are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1. Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,425,364	$4,622,331
Short-term investment securities	1,688,355	2,698,661
Restricted cash	1,555,649	1,231,168
Interest receivable	16,014	35,129
Accounts receivable	1,302,439	1,090,297
Prepaid expenses and other current assets	418,943	219,067
Total current assets	6,406,764	9,896,653

Non-current assets:
Long-term investment securities	109,416	—
Operating lease right-of-use asset, net	9,851	38,535
Other assets	10,500	10,537
Total assets	$6,536,531	$9,945,725

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$816,059	$852,024
Accrued expenses	1,395,680	967,974
Deferred research and development obligations	1,564,172	1,730,852
Operating lease liability	5,054	34,621
Accrued interest	60,000	60,000
Accrued interest- related party	41,800	41,800
Total current liabilities	3,882,765	3,687,271

Non-current liabilities:
Convertible notes, net of issuance costs	2,971,125	2,962,304
Convertible notes, net of issuance costs - related party	2,069,885	2,063,740
Total liabilities	8,923,775	8,713,315

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 48,692,205 and 48,441,300, outstanding shares - 36,438,703 and 36,187,798 as of June 30, 2026, and December 31, 2025, respectively	48,693	48,442
Additional paid-in capital	114,023,653	113,564,991
Treasury stock shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(97,529,675)	(93,451,108)
Total stockholders’ (deficit) equity	(2,387,244)	1,232,410
Total liabilities and stockholders’ equity	$6,536,531	$9,945,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Research and development revenue	$123,886	$213,449	$527,476	$396,549
Grant revenue	837,252	503,181	1,324,618	713,653
License and milestone revenue	—	250,000	220,000	250,000
Total revenue	961,138	966,630	2,072,094	1,360,202

Costs and expenses:
Costs of research and development revenue	123,322	148,457	463,479	274,937
Costs of grant revenue	860,843	465,134	1,312,526	636,312
Research and development	332,621	629,379	808,690	1,124,358
General and administrative	1,689,863	1,436,630	3,445,194	3,032,968
Foreign currency exchange (gain) loss	8,693	16,098	(898)	23,170
Total costs and expenses	3,015,342	2,695,698	6,028,991	5,091,745

Loss from operations	(2,054,204)	(1,729,068)	(3,956,897)	(3,731,543)

Other income (expense):
Interest income	39,705	49,127	96,896	137,585
Interest expense	(64,479)	(89,456)	(128,821)	(178,699)
Interest expense - related party	(44,906)	(24,377)	(89,745)	(48,696)
Total other expense, net	(69,680)	(64,706)	(121,670)	(89,810)

Net loss	$(2,123,884)	$(1,793,774)	$(4,078,567)	$(3,821,353)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.11)	$(0.13)

Basic and diluted weighted-average common shares outstanding	36,438,703	30,102,324	36,418,462	30,071,285

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2026	48,441,300	$48,442	(12,253,502)	$(18,929,915)	$113,564,991	$(93,451,108)	$1,232,410
Stock-based compensation expense	—	—	—	—	139,299	—	139,299
Issuance of common stock upon vesting of restricted stock units	250,905	251	—	—	174,991	—	175,242
Net loss	—	—	—	—	—	(1,954,683)	(1,954,683)
March 31, 2026	48,692,205	$48,693	(12,253,502)	$(18,929,915)	$113,879,281	(95,405,791)	(407,732)
Stock-based compensation expense	—	—	—	—	144,372	—	144,372
Net loss	—	—	—	—	—	(2,123,884)	(2,123,884)
June 30, 2026	48,692,205	$48,693	(12,253,502)	$(18,929,915)	$114,023,653	$(97,529,675)	$(2,387,244)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2025	42,089,301	$42,090	(12,253,502)	$(18,929,915)	$107,444,595	$(86,086,480)	$2,470,290
Stock-based compensation expense	—	—	—	—	225,030	—	225,030
Issuance of common stock upon vesting of restricted stock units	250,964	251	—	—	231,370	—	231,621
Issuance of common stock upon exercise of stock options	27,483	27	—	—	24,222	—	24,249
Net loss	—	—	—	—	—	(2,027,579)	(2,027,579)
March 31, 2025	42,367,748	$42,368	(12,253,502)	$(18,929,915)	$107,925,217	$(88,114,059)	$923,611
Stock-based compensation expense	—	—	—	—	340,462	—	340,462
Issuance of common stock upon vesting of restricted stock units	21,552	22	—	—	(22)	—	—
Net loss	—	—	—	—	—	(1,793,774)	(1,793,774)
June 30, 2025	42,389,300	$42,390	(12,253,502)	$(18,929,915)	$108,265,657	$(89,907,833)	$(529,701)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4,078,567)	$(3,821,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	283,671	565,492
Amortization of held-to-maturity securities, net	(8,422)	(15,996)
Amortization of debt issuance costs	14,966	23,794
Foreign currency exchange (gain) loss, net	(898)	23,170
Changes in operating assets and liabilities:
Interest receivable	19,115	(10,488)
Accounts receivable	(217,922)	(471,860)
Prepaid expenses and other current assets	(199,819)	218,050
Operating lease assets and liabilities	(883)	11
Accounts payable	(28,437)	224,080
Accrued expenses	602,510	191,009
Accrued interest - related party	—	(5,373)
Deferred research and development obligation	(166,680)	999,718
Net cash used in operating activities	(3,781,366)	(2,079,746)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(1,293,431)	(4,560,278)
Proceeds from maturities of investment securities	2,202,743	4,080,762
Net cash provided/(used in) investing activities	909,312	(479,516)

Cash flows from financing activities
Proceeds from exercise of stock	—	24,249
Net cash provided by financing activities	—	24,249
Effect of exchange rate changes on cash	(432)	2,693
Net decrease in cash, cash equivalents, and restricted cash	(2,872,486)	(2,532,320)
Cash, cash equivalents, and restricted cash at beginning of period	5,853,499	6,506,750
Cash, cash equivalents, and restricted cash at end of period	$2,981,013	$3,974,430

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	1,425,364	2,140,899
Restricted cash	1,555,649	1,833,531
Total cash, cash equivalents, and restricted cash	$2,981,013	$3,974,430

Supplemental cash flow information
Vesting of restricted stock units	$171,242	$269,100
Cash paid for interest	$203,600	$208,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

Description of Business

Dyadic International, Inc. (“Dyadic”, “we”, “us”, “our”, or the “Company”) d/b/a Dyadic Applied BioSolutions, is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the U.S. and the Netherlands. We develop and commercialize scalable, non-animal protein production platforms to meet growing global demand across the life sciences, food and nutrition, and bio-industrial markets.

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

Liquidity and Capital Resources

In accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), management is required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the issuance date of the Company’s financial statements. This initial evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the condensed financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

As of June 30, 2026, we had $4.80 million in cash and cash equivalents, restricted cash ($1.56 million), and the carrying value of investment securities, including accrued interest, and shareholders’ deficit of $2.39 million. For the six months ended June 30, 2026, we had a net loss of $4.08 million, $3.78 million in net cash used in operating activities, and accumulated deficit of $97.53 million. The Company has a history of recurring losses and negative cash flows. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The continuation of the Company as a going concern is primarily dependent upon the ability of the Company to obtain debt or equity financing to continue operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

To mitigate the conditions raising substantial doubt about our ability to continue as a going concern, management is pursuing: (i) securing additional capital, potentially through a combination of public or private equity offerings and/or additional proceeds from our At-The-Market Equity Offering Program (as defined below); (ii) applying for several grant fundings from various organizations; (iii) executing on commercial pilot sales, with recorded recognized sales revenues anticipated to begin in the second half of 2026; and/or (iv) obtaining licensing revenue from several interested parties.

There is no certainty that we will be able to execute on these plans in a timely fashion or at all. We have not consummated any transaction as of the date of this Quarterly Report. The Company believes that substantial doubt exists regarding its ability to continue as a going concern for at least 12 months from the date of issuance of the Company’s condensed financial statements.

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

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of June 30, 2026.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation (the “Gates Foundation,” formerly known as the Bill and Melinda Gates Foundation) relating to a grant in the amount of $3,092,136 awarded from the Gates Foundation for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”). Funds received in advance that have not been spent are recorded as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2026, the Company had received the full amount of the Gates Foundation Grant.

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

For the three months ended June 30, 2026 and 2025, the Company’s revenue was generated from eight customers respectively. For each of the six months ended June 30, 2026 and 2025, the Company’s revenue was generated from eleven and ten customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenue. For the three months ended June 30, 2026 and 2025, two and three significant customers accounted for $917,932 or 95.5% and $794,615 or 58.4% of revenue, respectively. For the six months ended June 30, 2026 and 2025, three and four significant customers accounted for $1,678,299 or 81.0% and $1,101,653 or 80.9% of revenue, respectively. As of June 30, 2026, and December 31, 2025, accounts receivable was from seven and four customers, of which, one and two customers accounted for $1,023,529 or 78.6% and $916,953 or 84.1% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenue from customers that are located outside of the United States. For each of the three months ended June 30, 2026 and 2025, the Company had five customers outside of the United States (i.e., European and African customers) that accounted for $709,245 or 73.8% and $63,560 or 6.6% of revenue, respectively. For each of the six months ended June 30, 2026 and 2025, the Company had four customers outside of the United States (i.e., European and African customers) that accounted for $1,015,383 or 49.0% and $111,893 or 8.2% of revenue, respectively.

As of June 30, 2026 and December 31, 2025, the Company had five and two customers outside of the United States (i.e., European and African customers) that accounted for $1,214,940 or 93.3% and $916,953 or 84.1% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For each of the three months ended June 30, 2026 and 2025, two CROs accounted for $517,282 or 78.9% and $880,020 or 91.1% of total research services we purchased, respectively. For each of the six months ended June 30, 2026 and 2025, two CROs accounted for $1,168,985 or 69.5% and $1,363,447 or 85.9% of total research services we purchased, respectively. As of June 30, 2026 and December 31, 2025, one and two CROs accounted for $423,438 or 51.9% and $571,149 or 67.0% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company classifies its investments in money market funds as available-for-sale securities and presented as cash equivalents on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, all our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of June 30, 2026, and December 31, 2025, the Company did not have any investment securities classified as trading.

Restricted Cash

Restricted cash represents amounts subject to restrictions under an agreement with the Gates Foundation. These funds may need to be refunded and are limited to use as specified in the agreement. The restrictions on these funds lapse as the Company fulfills its obligations under the agreement. Amounts expected to be used within the next twelve (12) months are classified as current.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all of our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of June 30, 2026, and December 31, 2025.

Accounts receivable consists of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Billed receivable	$280,167	$487,741
Unbilled receivable	1,022,272	602,556
	$1,302,439	$1,090,297

Accounts Payable

Accounts payable consist of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Research and development expenses	$467,243	$627,063
Legal and professional expenses	219,970	133,724
Other	128,846	91,237
	$816,059	$852,024

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Research and development expenses	$986,346	$493,992
Employee wages and benefits	362,834	395,459
Legal expenses	40,000	78,523
Other	6,500	—
	$1,395,680	$967,974

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

Revenue Recognition

The Company has launched an initial portfolio of research-use-only products for direct sales. Early-stage manufacturing is ongoing and initial shipments of product samples for evaluation and qualification purposes to distribution partners are underway. The Company also participates in the commercialization of products developed and launched by third-party collaborators, from which it is entitled to a share of revenue or profits.

As of June 30, 2026, the Company has not recognized any revenue from product sales. All our revenue to date has been research revenue from third-party collaborations and grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

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

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$174,568	$486,585	$517,289	$842,841
Personnel related costs	157,757	124,669	271,792	246,385
Facilities, overhead and other	296	18,125	19,609	35,132
	$332,621	$629,379	$808,690	$1,124,358

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

Income Taxes

For the six months ended June 30, 2026, there was no provision for income taxes or unrecognized tax benefits recorded. As of June 30, 2026 and December 31, 2025, deferred tax assets were $17.9 million and $19.0 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of June 30, 2026 and December 31, 2025.

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

For the three and six months ended June 30, 2026, a total of 5,447,697 shares of potentially dilutive securities, including 189,682 shares of unvested restricted stock units, stock options to purchase 4,955,415 shares of common stock, and stock warrants to purchase 302,600 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2025, a total of 6,064,253 shares of potentially dilutive securities, including 96,984 shares of unvested restricted stock units and options to purchase 5,999,597 shares of common stock, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements as of June 30, 2026

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The Company adopted ASU 2025-05 for the quarter ended March 31, 2026, and explicitly elected the practical expedient to assume that current conditions remain unchanged. The adoption of ASU 2025-05 does not have any material impact on the Company’s results of operations, financial position or liquidity or its related financial statement disclosures.

New Accounting Pronouncements as of June 30, 2026

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

Note 2: Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents or restricted cash on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of June 30, 2026, and December 31, 2025:

	June 30, 2026 (Unaudited)
	Level (1)	Fair Value	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Adjusted Cost
Assets:
Cash deposit	1	$846,081	$—	$—	$—	$846,081
Money market funds (2)	1	2,134,932	—	—	—	2,134,932
Short-term investment in corporate bonds (3)(5)(6)	2	1,687,453	—	—	(902)	1,688,355
Long-term investment in corporate bonds (4)(5)(6)	2	109,071	—	—	(345)	109,416
Total financial assets		$4,777,537	$—	$—	$(1,247)	$4,778,784
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash						(1,555,649)
Total cash, cash equivalents and investments						$3,223,135

	December 31, 2025 (Audited)
	Level (1)	Fair Value	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Adjusted Cost
Assets:
Cash deposits	1	$143,752	$—	$—	$—	$143,752
Money market funds (2)	1	5,709,747	—	—	—	5,709,747
Short-term investment in corporate bonds (3)(5)(6)	2	2,700,344	—	1,973	(290)	2,698,661
Total financial assets		$8,553,843	$—	$1,973	$(290)	$8,552,160
Reconciliation to cash, cash equivalents and investments on condensed consolidated balance sheet
Minus: Restricted cash						(1,231,168)
Total cash, cash equivalents and investments						$7,320,992

Notes:

(1)	Definition of the three-level fair value hierarchy:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
●	Level 2 - Other inputs that are directly or indirectly observable in the markets
●	Level 3 - Inputs that are generally unobservable

(2)	All our money market funds were invested in U.S. Government money market funds.
(3)	Short-term investment securities will mature within 12 months or less, from the applicable reporting date.
(4)	Long-term investment securities will mature between 12 months and 18 months from the applicable reporting date.
(5)	For the three months ended June 30, 2026 and 2025, the Company received discounts of $4,117 and $9,618 to purchase held-to-maturity investment securities, respectively. For the six months ended June 30, 2026 and 2025, the Company received discounts of $8,570 and $15,722 to purchase held-to-maturity investment securities, respectively. For the year ended December 31, 2025, the Company received discounts of $63,096 to purchase held-to-maturity investment securities.
(6)

The Company’s held-to-maturity corporate bonds are evaluated quarterly for expected credit losses using a model based on credit ratings and historical risk of default. As of June 30, 2026 and December 31, 2025, based on the high credit quality of the issuers and macroeconomic conditions, the calculated allowance for expected credit losses was immaterial. Accordingly, no allowance for credit losses was recorded against the amortized cost basis of the investments.

Note 3: Research and Collaboration Agreements, Sublicense Agreements, and Investments in Privately Held Companies

Gates Foundation Grant

In November 2024, the Company was awarded the Gates Foundation Grant in the amount of $3,092,136 for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”).

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

For the three and six months ended June 30, 2026, the Company recognized grant revenue of $253,186 and $506,154, respectively, and corresponding cost of grant revenue of $229,977 and $460,596, respectively, in connection with the Gates Foundation Grant.

As of June 30, 2026, the Company had received the full Gates Foundation Grant of $3,092,136, of which, $1,555,649 was recorded as restricted cash and $1,555,649 as deferred research and development obligations. The remaining grant funds will be recognized as grant revenue as qualifying costs are incurred under the grant agreement.

Coalition for Epidemic Preparedness Innovations (CEPI) Grant

On March 20, 2025, the Company received a funding award from CEPI to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2,432,756 of the total grant funding. The Company will be reimbursed for research and development expenses in arrears on a quarterly basis. As of June 30, 2026, the Company has an account receivable of $991,607 related to the CEPI Grant.

For the three and six months ended June 30, 2026, the Company recognized grant revenue of $584,066 and $818,464, respectively, and corresponding cost of grant revenue of $630,866 and $851,929, respectively, in connection with the CEPI Grant.

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

As of December 31, 2025, the Company has recognized $227,000 of research and development revenue and $142,300 of costs related to this milestone, with the remaining $273,000 recorded as deferred revenue. For the three and six months ended June 30, 2026, the Company recognized revenue of $0 and $273,000, respectively, and cost of revenue of $0 and $253,000, respectively, associated with the Proliant Agreement.

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

In February 2026, final development activities for the first recombinant non-animal product were completed and the first commercial sale was achieved. Upon achievement of this milestone, the Company received and recognized a $200,000 milestone payment as revenue in the first quarter of 2026. There was no revenue recognized in the second quarter of 2026. The Company is also eligible to receive royalties on future sales. The Company anticipates another milestone payment from a second product during the remainder of 2026.

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

For the three and six months ended June 30, 2026, interest of $101,800 and $203,600 were paid, and debt issuance costs of $7,585 and $14,966 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively.

For the three and six months ended June 30, 2025, interest of $101,800 and $208,973 were paid, and debt issuance costs of $12,033 and $23,794 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively.

As of June 30, 2026, accrued interest on the Convertible Notes totaled $41,800 for related parties and $60,000 for other third parties, respectively. As of June 30, 2025, accrued interest on the Convertible Notes was $21,800 for related parties and $80,000 for other third parties, respectively. As of June 30, 2026 and 2025, accumulated amortized debt issuance costs were $124,209 and $60,171, respectively.

As of June 30, 2026, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Mark A. Emalfarb Trust (1)	09/15/25	12/31/27	8%	1,000,000	—	—	1,000,000
Francisco Trust dated 2/28/1996 (2)	03/08/24	12/31/27	8%	1,000,000	—	—	1,000,000
Bradley Emalfarb (3)	03/08/24	12/31/27	8%	500,000	—	(500,000)	—
Bradley Scott Emalfarb Irrevocable Trust (3)	03/08/24	12/31/27	8%	410,000	—	(410,000)	—
Emalfarb Descendent Trust (4)	03/08/24	12/31/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$3,000,000	$—	$(910,000)	2,090,000
Unamortized Debt Issuance Costs - Related Party							(20,115)
Net Carrying Amount							$2,069,885

Convertible Notes - Third Party (1)	03/08/24	12/31/27	8%	$3,000,000	$—	$—	3,000,000
Unamortized Debt Issuance Costs - Third Party							(28,875)
Net Carrying Amount							$2,971,125

Notes:

(1)	On September 15, 2025, Mark A. Emalfarb Trust dated October 1, 1987, as amended and restated on June 28, 2019 (the “MAE Trust”), purchased and was assigned $1,000,000 of the Convertible Notes from an existing note holder. Mr. Mark A. Emalfarb, our Chief Executive Officer, is the sole beneficiary and serves as sole trustee of the MAE Trust and has sole voting and dispositive power over the shares of common stock held by the MAE Trust. As of June 30, 2026, the amount of accrued interest for the MAE Trust was $20,000.
(2)	Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. As of June 30, 2026, the amount of accrued interest for the Francisco Trust was $20,000.
(3)	Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In 2024, $500,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 294,891 shares of the Company’s common stock and $410,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 261,732 shares of the Company’s common stock. As of June 30, 2026, there was no accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust.
(4)	Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our Chief Executive Officer, are co-trustees of the Emalfarb Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Emalfarb Descendant Trust. As of June 30, 2026, the amount of accrued interest for the Emalfarb Descendant Trust was $1,800.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of June 30, 2026.

Note 5: Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings, asserted claims and investigations in the ordinary course of business, including commercial claims, employment and other matters, which management considers immaterial, individually and in the aggregate. The Company is not currently involved in any litigation that it believes could have a materially adverse effect on our financial condition or results of operations. The Company makes a provision for a liability when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. The requirement for these provisions is reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable and costly. Protracted litigation and/or an unfavorable resolution of one or more proceedings, claims or investigations against the Company could have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

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

As of June 30, 2026, the Company had 4,955,415 stock options outstanding and 189,682 unvested restricted stock units in addition to 2,216,508 shares of common stock available for grant under the 2021 Plan. As of December 31, 2025, the Company had 5,362,722 stock options outstanding and 64,656 unvested restricted stock units, in addition to 2,208,257 shares of common stock available for grant under the 2021 Plan.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the six months ended June 30, 2026, are as follows:

Risk-free interest rate	3.8% - 3.9%
Expected dividend yield	—%
Expected stock price volatility	72.2-76.5%
Expected life of options (in years)	5.5-6.3

The following table summarizes the stock option activities for the six months ended June 30, 2026:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2025	5,362,722	$2.83	4.73	$—
Granted (1)	516,250	0.94
Exercised	—	—
Expired (2)	(923,557)	2.42
Cancelled	—	—
Outstanding at June 30, 2026	4,955,415	$2.71	5.60	$—

Exercisable at June 30, 2026	3,888,528	$3.10	4.77	$—

Notes:

(1)	Options granted:

●	Annual share-based compensation awards on January 2, 2026, with an exercise price of $0.94, including: (a) 287,750 stock options granted to executives and key personnel, vesting upon one year anniversary, or annually in equal installments over four years, (b) 185,000 stock options granted to members of the Board of Directors, vesting upon one year anniversary, (c) 23,500 stock options granted to employees, vesting annually in equal installments over four years, and (d) 20,000 stock options granted to a consultant, vesting upon one year anniversary.

(2)	Options expired:

●	(a) 705,000 stock options with a weighted average exercise price of $2.68 per share granted to members of the Board of Directors, (b) 216,057 stock options with a weighted average exercise price of $1.58 per share granted to a key personnel, (c) 2,500 stock options with an exercise price of $1.66 per share granted to a former employee.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock award activity for the six months ended June 30, 2026:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	64,656	$1.74
Granted (1)	375,931	0.91
Vested (2)	(250,905)	1.15
Unvested shares forfeited	—	—
Outstanding at June 30, 2026	189,682	$0.88

Notes:

(1)	On January 2, 2026, the Company granted 119,682 restricted stock units, vesting upon one year anniversary, to the Board of Directors as a result of reduction in director cash compensation for 2026, and an aggregate of 186,249 restricted stock units, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2025.

On March 1, 2026, the Company granted two consultants a total of 70,000 restricted stock units, vesting upon the satisfaction of the applicable time and performance criteria.

(2)	Represents the vesting of 186,249 RSUs granted to executives and key personnel, and 64,656 RSUs granted to the Board of Directors.

Compensation Expenses

We recognize all share-based payments to employees and our Board of Directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the three months ended June 30, 2026, no forfeitures were recorded.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$134,261	$323,321	$263,294	$531,317
Research and development	10,111	17,141	20,377	34,175
Total	$144,372	$340,462	$283,671	$565,492

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share based compensation expense - stock option	$105,866	$304,861	$213,607	$482,155
Share based compensation expense - restricted stock units	38,506	35,601	70,064	83,337
Total	$144,372	$340,462	$283,671	$565,492

Warrants

On August 1, 2025, in connection with the services the Underwriter provided to the Company in the Offering, the Company issued to the Underwriter warrants to purchase up to 302,600 shares of common stock (the “Underwriter Warrants”), representing 5.0% of the total shares sold in the Offering. The Underwriter Warrants are exercisable at a price of $1.0925 per share, at any time and from time to time, in whole or in part, from January 28, 2026 until August 1, 2030. As of June 30, 2026, there were 302,600 outstanding warrants to purchase common stock. See Note 7 Shareholder’s Equity.

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

Issuances of Common Stock Related to Stock Options and RSU’s

For the six months ended June 30, 2026, there were 250,905 shares issued from the vesting of restricted stock units with a weighted average issue price of $1.15 per share.

Treasury Stock

As of June 30, 2026, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Note 8: Segment

The Company operates and manages its business as one reportable segment and one operating segment, which is the business of developing and commercializing recombinant protein products using the Company’s proprietary microbial platforms, including DapibusTM and C1. The Company’s chief operating decision maker, or CODM, is the Company’s senior management team that includes the Chief Executive Officer, President & Chief Operating Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

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

The CODM reviews cash, cash equivalents, restricted cash and investment securities as a measure of segment assets. As of June 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents, restricted cash and its investment securities, including accrued interest were $4.8 million and $8.6 million, respectively.

The following table presents information about segment revenue, significant segment expenses and segment operating loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$961,138	$966,630	$2,072,094	$1,360,202
Total cost of revenues	984,165	613,591	1,776,005	911,249

Research and development expenses:
Outside contracted services	174,568	486,585	517,289	842,841
Personnel related costs	147,646	107,528	251,415	212,210
Facilities, overhead, and other	296	18,125	19,609	35,132
General and administrative expenses:
Compensation and related expenses	561,150	581,276	1,254,254	1,213,798
Business consulting expenses	365,798	71,100	554,687	252,327
Legal and professional services	343,160	209,579	847,455	540,676
Other G&A expenses	285,494	251,354	525,504	494,850
Share-based compensation expenses	144,372	340,462	283,671	565,492
Foreign currency exchange loss (gain), net	8,693	16,098	(898)	23,170
Other Income (expenses), net	69,680	64,706	121,670	89,810
Net loss	$2,123,884	$1,793,774	$4,078,567	$3,821,353

Note 9: Subsequent Event

For the purpose of disclosure in the consolidated financial statements, the Company has evaluated subsequent events through August 12, 2026, the date the consolidated financial statements were issued. Except for items mentioned in the notes, management is not aware of any material events that have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Part II, Item 1A. Risk Factors” in this Quarterly Report. All forward-looking statements included in this Quarterly Report are based on information available to us as of the time we file this Quarterly Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

Description of Business

Dyadic International, Inc. (“Dyadic,” “we,” “us,” “our,” or the “Company”), d/b/a Dyadic Applied BioSolutions, is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the United States and the Netherlands. We develop and commercialize scalable, non-animal protein-production platforms intended to address growing demand across the life sciences, food and nutrition, and bio-industrial markets.

Effective August 1, 2025, the Company began doing business as Dyadic Applied BioSolutions. This rebranding reflects the Company’s strategic transition from a primarily research-driven organization to a commercially focused biotechnology enterprise. The new name and visual identity are intended to better communicate our focus on delivering applied biotechnology solutions through our proprietary Dapibus™ and C1 protein-production platforms.

Our Dapibus™ and C1 platforms are designed to enable the rapid, flexible, and potentially cost-effective production of high-value proteins. We are primarily focused on commercial opportunities involving non-therapeutic proteins for applications in the life sciences, food and nutrition, and industrial bioprocessing markets. Potential applications include proteins used in research and diagnostics, food and nutrition products, industrial enzymes, and other bio-based products. By focusing on selected non-therapeutic applications, we seek to address markets that may involve shorter development timelines and less regulatory complexity than therapeutic biologics, while pursuing opportunities for product sales, partnerships, licensing, and longer-term supply arrangements.

In parallel with our commercial focus, we continue to advance our biopharmaceutical capabilities through externally funded collaborations and other third-party sources of funding, including programs supported by organizations such as the Bill & Melinda Gates Foundation and the Coalition for Epidemic Preparedness Innovations (“CEPI”), as applicable. These programs support the continued development and validation of our protein-production technologies and may help expand the potential applications of the C1 platform over the longer term. Our objective is to enhance the value of the C1 platform for the development and manufacture of biologic antigens, antibodies, enzymes, and other proteins, including for potential use in biopharmaceutical, vaccine, diagnostic, and related applications.

Our business strategy is therefore focused on two complementary objectives: (1) pursuing near- and medium-term potential commercial opportunities in non-therapeutic protein markets, including life sciences, food and nutrition, and industrial bioprocessing; and (2) continuing to advance our biopharmaceutical technology base mainly through third-party-funded collaborations and other strategic programs. We believe this approach may allow us to pursue revenue-generating opportunities while preserving the longer-term potential of our platforms in broader biopharmaceutical and biologics markets.

Recent Company Developments

● Commercial Sales & Product Shipments: Advanced the recombinant protein portfolio through Q2 product shipments directly and through distribution partners. Subsequent to quarter-end, Dyadic completed shipments of six distinct recombinant protein products and generated initial pilot sales of recombinant transferrin and growth factors for cultivated-meat applications.

● OEM Distribution Progress: Initiated Q2 shipments to IBT Bioservices under Dyadic’s OEM distribution agreement, with additional shipments completed after quarter-end, supporting product evaluation, qualification and commercialization across IBT’s global life-science customer network.

● Proliant Health & Biologicals: Proliant has begun commercialization of Albufree™ DX recombinant human albumin for life science and diagnostic applications and announced plans to expand the Albufree™ portfolio with Albufree™ TX for cell culture and Albufree™ CGT for cell and gene therapy applications, positioning Dyadic for future royalties.

● Fermbox Bio: Scaled commercialization and initial orders for recombinant DNase I (RNase-free) and recombinant human transferrin.

● Inzymes: Confirmed initial commercial sales of non-animal bovine chymosin, with a second product in development that could trigger milestone payments and royalties.

● Cell Culture & Life-Science Products: Continued advancing animal-free recombinant proteins for cell-culture and related applications. Pilot-scale process improvements increased recombinant human transferrin productivity by approximately 80%, further supporting the potential for competitive manufacturing economics as Dyadic advances transferrin, albumin, growth factors and other recombinant animal-free proteins toward broader commercial use.

● Food & Nutrition Pipeline Expansion: Initiated scale-up activities with BRIG BIO for recombinant bovine alpha-lactalbumin under a funded development agreement. Subsequent to quarter-end, Dyadic expanded its precision-fermented dairy protein portfolio through an additional development and commercialization agreement, broadening potential opportunities to generate future product, licensing and royalty revenues.

● Global Health Programs: Advanced Gates Foundation-funded RSV and malaria monoclonal antibody (“mAb”) programs, with C1-produced antibodies demonstrating high productivity and functional characteristics comparable to established mammalian-cell reference materials. Funding is in place to advance these programs, and Dyadic is working toward delivery of C1-produced material to support initiation of preclinical studies with one or both mAbs, providing an additional opportunity to support potential future clinical and commercial adoption.

Continued C1 development with CEPI/Fondazione Biotecnopolo di Siena (“FBS”) to accelerate protein-vaccine antigen development and advancing NIAID-supported preclinical evaluation of C1-produced malaria antigens.

● Rapid Pandemic Response Capabilities: Demonstrated C1’s platform agility by producing, purifying and delivering two Scripps-designed Bundibugyo ebolavirus (“BDBV”) antigens to Scripps Research and FBS in approximately 15 days from plasmid to purified protein. The antigens are undergoing further characterization and may support future preclinical evaluation, subject to program priorities, additional evaluation and available funding.

● Government, Academic & Industry Adoption: Continued monoclonal antibody development with the Israel Institute for Biological Research (“IIBR”) and expanded access to C1 strains, processes and development capabilities for academic and industry partners evaluating next-generation vaccines and therapeutics. Dyadic is also pursuing several potential monoclonal antibody programs through the European Vaccines Hub/FBS ecosystem, as well as opportunities with prospective first-time C1 collaborators.

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

Revenue Recognition

The Company has launched an initial portfolio of research-use-only products for direct sales. Early-stage manufacturing is ongoing and initial shipments of product samples for evaluation and qualification purposes to distribution partners are underway. The Company also participates in the commercialization of products developed and launched by third-party collaborators, from which it is entitled to a share of revenue or profits.

As of June 30, 2026, the Company has not recognized any revenue from product sales. All our revenue to date has been research revenue from third-party collaborations and grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

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

Accrued Research and Development Expenses

We estimate accrued research and development expenses at each balance sheet date for services rendered but not yet invoiced. Estimates are based on open contracts, purchase orders, and communication with personnel, and are confirmed with service providers periodically. Most providers invoice monthly or quarterly in arrears.

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

Results of Operations

Three and six months ended June 30, 2026, compared to the same period in 2025

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026	June 30, 2025	Changes in $	Changes in %

Total revenue	$961,138	$966,630	$(5,492)	(0.6)%

Total cost of revenue	984,165	613,591	(370,574)	(60.4)%
Research and development expenses	332,621	629,379	296,758	47.2%
General and administrative expenses	1,689,863	1,436,630	(253,233)	(17.6)%
Foreign currency exchange loss	8,693	16,098	7,405	46.0%
Loss from operations	(2,054,204)	(1,729,068)	(325,136)	(18.8)%
Other income (expense), net	(69,680)	(64,706)	(4,974)	(7.7)%
Net loss	$(2,123,884)	$(1,793,774)	$(330,110)	(18.4)%

	Six Months Ended
	June 30, 2026	June 30, 2025	Changes in $	Changes in %

Total revenues	$2,072,094	$1,360,202	$711,892	52.3%

Total cost of revenues	1,776,005	911,249	(864,756)	(94.9)%
Research and development expenses	808,690	1,124,358	315,668	28.1%
General and administrative expenses	3,445,194	3,032,968	(412,226)	(13.6)%
Foreign currency exchange (gain) loss	(898)	23,170	24,068	103.9%
Loss from operations	(3,956,897)	(3,731,543)	(225,354)	(6.0)%
Other income (expense), net	(121,670)	(89,810)	(31,860)	(35.5)%
Net loss	$(4,078,567)	$(3,821,353)	$(257,214)	(6.7)%

Total revenue for the three months ended June 30, 2026 was $961,138, representing a decrease of $5,492 or 0.6% compared to $966,630 for the three months ended June 30, 2025. The slight decrease was driven by a $89,563 decrease in research and development revenue resulting from the reduction in the numbers and size of collaboration activities, and the absence of a $250,000 milestone revenue recorded in 2025, partially offset by a $334,071 increase in grant revenue from activities under the CEPI and Gates Foundation grants.

Total revenue for the six months ended June 30, 2026 was $2,072,094, representing an increase of $711,892 or 52.3% compared to $1,360,202 for the six months ended June 30, 2025. The increase was driven by a $610,965 increase in grant revenue from activities under the CEPI and Gates Foundation grants and a $130,927 increase in research and development revenue primarily related to the Proliant Agreement, partially offset by a $30,000 decrease in license and milestone revenue due to the recognition of a contract milestone under the Inzymes Agreement in the prior-year period.

Total cost of revenue for the three months period ended June 30, 2026 was $984,165, representing an increase of $370,574 or 60.4% compared to $613,591 for the three months ended June 30, 2025. The increase was due to a $395,709 increase in cost of grant revenue from activities under the CEPI and Gates Foundation grants, partially offset by a $25,135 decrease in the cost of research and development revenue.

Total cost of revenue for the six months period ended June 30, 2026 was $1,776,005, representing an increase of $864,756 or 94.9% compared to $911,249 for the six months ended June 30, 2025. The increase was driven by a $676,214 increase in cost of grant revenue from activities under the CEPI and Gates Foundation grants, and a $188,542 increase in the cost of research and development revenue.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended June 30, 2026, were $332,621, a decrease of $296,758 or 47.2% compared to $629,379 for the same period in 2025. The decrease was due to reduction in the number of active internal research initiatives.

Research and development expenses for the six months ended June 30, 2026, were $808,690, a decrease of $315,668 or 28.1% compared to $1,124,358 for the same period in 2025. The decrease was due to reduction in the number of active internal research initiatives.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026, were $1,689,863, an increase of $253,233 or 17.6%, compared to $1,436,630 for the same period in 2025. The increase was due to higher rebranding and business development expenses of $322,638, increased legal and accounting expenses of $115,836, and other expenses of $43,639, partially offset by a decrease in share-based compensation expenses of $196,408 and incentives of $32,472.

General and administrative expenses for the six months ended June 30, 2026, were $3,445,194, an increase of $412,226 or 13.6%, compared to $3,032,968 for the same period in 2025. The increase was due to higher legal and accounting expenses of $337,140, increased rebranding and business development expenses of $328,550, and other expenses of $68,491, partially offset by a decrease in share-based compensation expenses of $306,789 and insurance expenses of $15,166.

Loss from Operations

Loss from operations for the three months ended June 30, 2026 was $2,054,204, an increase of $325,136 or 18.8%, compared to $1,729,068 for the same period in 2025. The increase was largely attributable to higher total cost of revenue of $370,574 and higher general and administrative expenses of $253,233, partially offset by lower research and development expenses of $296,758.

Loss from operations for the six months ended June 30, 2026 was $3,956,897, an increase of $225,354 or 6.0%, compared to $3,731,543 for the same period in 2025. The increase was largely attributable to higher total cost of revenue of $864,756 and higher general and administrative expenses of $412,226, partially offset by higher total revenue of $711,892 and lower in research and development expenses of $315,668.

Other Income (Expenses), Net

For the three months ended June 30, 2026, total other expenses, net, was $69,680, compared to $64,706 for the same period in 2025. The increase in other expenses, net is primarily due to lower interest income.

For the six months ended June 30, 2026, total other expenses, net, was $121,670, compared to $89,810 for the same period in 2025. The increase in other expenses, net is primarily due to lower interest income.

Net Loss

Net loss for the three months ended June 30, 2026 was $2,123,884, compared to $1,793,774 for the same period in 2025. The increase of $330,110 was due to an increase of $325,136 in loss from operations, and an increase in other expenses of $4,974.

Net loss for the six months ended June 30, 2026 was $4,078,567, compared to $3,821,353 for the same period in 2025. The increase of $257,214 was due to an increase of $225,354 in loss from operations, and an increase in other expenses of $31,860.

Liquidity and Capital Resources

As required under ASC 205-40, management evaluated conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the financial statement issuance date. As discussed in Note 1 to the Consolidated Financial Statements, as of June 30, 2026, our management has concluded that there is substantial doubt about our ability to continue as a going concern, which depends upon our obtaining necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. For more information regarding our management’s mitigation plan and the associated risks, see Note 1 to the Consolidated Financial Statements and “Part II, Item 1A. Risk Factors” of this Quarterly Report. If we are unable to implement sufficient mitigation efforts, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.

The Company expects to incur losses and have negative net cash flows from operating activities as it continues developing its DapibusTM and C1 microbial protein production platforms and related products, commercialization activities, and as it expands its pipelines and engages in further research and development activities for internal products as well as for its third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval, commercialization, and subsequent revenue generation or through the sublicensing of the Company’s technologies and products, and its ability to raise capital to finance these developmental efforts.

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

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of June 30, 2026.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation relating to the Gates Foundation Grant in the amount of $3,092,136 for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations. Funds received in advance that have not been spent are recorded as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2026, the Company had received the full amount of the Gates Foundation Grant.

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

On August 1, 2025, the Company completed its underwritten Offering of 6,052,000 shares of the Company’s common stock pursuant to an underwriting agreement, dated July 30, 2025, between the Company and Craig-Hallum. The public offering price in the Offering was $0.95 per share of common stock. The net proceeds to the Company from the Offering were approximately $4.9 million, after deducting legal expenses, underwriting discounts and commissions, and other offering expenses. The Company has been using the net proceeds of the Offering for working capital and general corporate purposes, such as product development, sales and marketing.

On March 6, 2026, the Company entered into an At-The-Market Issuance Sales Agreement with Craig-Hallum Capital Group LLC, allowing the Company to sell up to $4,238,000 of common stock from time to time through Craig-Hallum as sales agent, at a commission of up to 3.0% of gross proceeds. As of the date of this report, no shares have been sold under the agreement. See Note 1 for additional details.

As of June 30, 2026, cash, cash equivalents, and restricted cash were $3.0 million compared to $5.9 million as of December 31, 2025. The carrying value of investment grade securities, including accrued interest as of June 30, 2026, was $1.8 million compared to $2.7 million as of December 31, 2025.

Net cash used in operating activities for the six months ended June 30, 2026 was $3.8 million, which was principally attributable to a net loss of $4.1 million, partially offset by share-based compensation expenses of $0.3 million.

Net cash provided by investing activities for the six months ended June 30, 2026 was $0.9 million, compared to net cash used by investing activities for six months ended June 30, 2025 was $0.5 million. The change in investing activities of $1.4 million was attributable to a reduction in purchases of held-to-maturity investment securities of $3.3 million, offset by a decrease in proceeds received from maturities of investment securities of $1.9 million.

There was no financing activities for the six months ended June 30, 2026. Net cash provided by financing activities for the six months ended June 30, 2025 was related to proceeds from the exercise of stock options, and the amount was immaterial.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have concluded that there is substantial doubt as to our ability to continue as a going concern.

As discussed in Note 1 to the Consolidated Financial Statements and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of June 30, 2026, our management has concluded that there is substantial doubt about our ability to continue as a going concern. For more information regarding our management’s evaluation and mitigation plan, see Note 1 to the Consolidated Financial Statements. This mitigation could carry risks. Any capital raise could be highly dilutive to existing investors, we may not be able to raise funds on terms that are favorable to us, and there is no assurance we will remain listed on Nasdaq and maintain the access to liquidity needed to carry out a raise. While the Company has historically received significant grant funding, there is no guarantee its grant applications will be approved. There is also no assurance that Noteholders will agree to modify, exchange, or extend the maturity of their Convertible Notes. If we are unable to implement sufficient mitigation efforts, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. If we become insolvent, investors in our securities may lose the entire value of their investment in our business.

If we fail to comply with listing standards of Nasdaq, our common stock may be delisted, adversely affecting the liquidity and market price of our common stock, as well as our ability to obtain sufficient additional capital to continue funding our operations.

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. As previously disclosed, we were previously not in compliance with various of these requirements, including the requirement that our common stock maintain a minimum bid price per share of $1.00 (such that the share price of the common stock close not below $1.00 for 30 consecutive business days) (the “Minimum Bid Price Rule”), and we did not meet any of the following conditions: $2.5 million in shareholders’ equity; $35 million in market value of listed securities; or $500,000 of net income from continuing operations (the “Continued Listing Standards”). We have since regained compliance with these rules. However, if we fail again to comply with the Minimum Bid Price Requirement, the Continued Listing Standards or any other requirement for continued listing on Nasdaq, our common stock could be delisted, subject to a possible appeal within Nasdaq. With respect to the Minimum Bid Price Rule, in May 2026, we received shareholder approval at our annual meeting for authorization for our Board to effect a reverse stock split on specific terms, and if we again lose compliance with the rule, our Board may determine to effect the split as a possible way to cure the deficiency (to the extent deemed by Board as in the best interests of us and our shareholders). In any event, if delisting of our common stock became final, it would then be traded in the over-the-counter market established for unlisted securities such as the OTCQX, the OTCQB, the OTCID Basic Market or the Pink Limited Market, but there can be no assurance that our common stock will be eligible for trading on any such alternative market. Additionally, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could be a reduction in our coverage by securities analysts, and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale. If we effected a reverse stock split (assuming such split is approved by our shareholders), the liquidity of our common stock could be harmed, given the reduced number of shares of common stock that would be outstanding afterward, particularly if the share price does not increase as a result thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) For the quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2	Fourth Amended and Restated Bylaws of Dyadic International, Inc., effective May 29, 2025	8-K	3.1	June 2, 2025
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2026	DYADIC INTERNATIONAL, INC.

	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer
(Principal Executive Officer)

August 12, 2026	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

