Form 10-Q
period 2026-09-30
DYADIC INTERNATIONAL INC
filed 2026-11-13
CIK 1213809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of November 12, 2026 was 40,091,203.

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

Forward-looking statements involve many risks, uncertainties, or other factors beyond Dyadic’s control. These factors include, but are not limited to (i) our history of net losses, and management’s related conclusion that there is substantial doubt about our ability to continue as a going concern for 12 months following November 13, 2026, the date the financial statements are issued; (ii) market and regulatory acceptance of our microbial protein production platforms and other technologies; (iii) failure to commercialize our microbial protein production platforms or our other technologies; (iv) competition, including from alternative technologies; (v) the results of nonclinical studies and clinical trials; (vi) our capital needs and the dilutive impact of a capital raise to mitigate our going-concern risk; (vii) changes in global economic and financial conditions; (viii) our reliance on information technology; (ix) our dependence on third parties; (x) government regulations and environmental, social and governance issues; (xi) intellectual property risks; (xii) our ability to comply with the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”); and (xiii) other factors discussed in Dyadic’s publicly available filings, including information set forth under the caption “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026, as amended on April 30, 2026 (the “Annual Report”). We caution you that the foregoing list of important factors is not exclusive. Any forward-looking statements are based on our beliefs, assumptions, and expectations of future performance, considering the information currently available to us. Before investing in our common stock, investors should carefully read the information set forth under the caption “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report and in our other SEC filings, which could have a material effect on our business, results of operations and financial condition. The forward-looking statements contained in this Quarterly Report are made only as of the date hereof, and except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1. Financial Statements

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,926,803	$4,622,331
Short-term investment securities	646,987	2,698,661
Restricted cash	1,464,821	1,231,168
Interest receivable	7,472	35,129
Accounts receivable	1,523,052	1,090,297
Prepaid expenses and other current assets	299,162	219,067
Total current assets	7,868,297	9,896,653

Non-current assets:
Operating lease right-of-use asset, net	55,627	38,535
Other assets	9,750	10,537
Total assets	$7,933,674	$9,945,725

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,522,210	$852,024
Accrued expenses	1,389,740	967,974
Deferred research and development obligations	1,584,920	1,730,852
Operating lease liability	50,536	34,621
Accrued interest	60,000	60,000
Accrued interest - related party	41,800	41,800
Total current liabilities	4,649,206	3,687,271

Non-current liabilities:
Convertible notes, net of issuance costs	2,975,681	2,962,304
Convertible notes, net of issuance costs - related party	2,073,059	2,063,740
Warrant liability	813,424	—
Total liabilities	10,511,370	8,713,315

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.0001 par value:
Authorized shares - 5,000,000; none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 100,000,000; issued shares - 52,344,705 and 48,441,300, outstanding shares - 40,091,203 and 36,187,798 as of September 30, 2026, and December 31, 2025, respectively	52,345	48,442
Additional paid-in capital	115,186,590	113,564,991
Treasury stock shares held at cost - 12,253,502	(18,929,915)	(18,929,915)
Accumulated deficit	(98,886,716)	(93,451,108)
Total stockholders’ (deficit) equity	(2,577,696)	1,232,410
Total liabilities and stockholders’ equity	$7,933,674	$9,945,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Research and development revenue	$162,318	$350,046	$689,794	$746,595
Grant revenue	276,372	814,571	1,600,990	1,528,224
License and milestone revenue	10,411	—	230,411	250,000
Total revenue	449,101	1,164,617	2,521,195	2,524,819

Costs and expenses:
Costs of research and development revenue	109,475	254,753	572,954	529,690
Costs of grant revenue	265,640	769,250	1,578,166	1,405,562
Research and development	429,945	571,872	1,238,635	1,696,230
General and administrative	1,450,750	1,481,356	4,895,944	4,514,324
Foreign currency exchange (gain) loss, net	5,656	12,755	4,758	35,925
Total costs and expenses	2,261,466	3,089,986	8,290,457	8,181,731

Loss from operations	(1,812,365)	(1,925,369)	(5,769,262)	(5,656,912)

Other income (expense):
Interest income	19,327	63,467	116,223	201,052

Interest expense	(64,556)	(85,934)	(193,377)	(264,633)
Interest expense - related party	(44,974)	(28,176)	(134,719)	(76,872)
Change in fair value of warrant liability, net of issuance costs of $388,702	545,527	—	545,527	—

Total other income (expense), net	455,324	(50,643)	333,654	(140,453)

Net loss	$(1,357,041)	$(1,976,012)	$(5,435,608)	$(5,797,365)

Basic and diluted net loss per common share	$(0.04)	$(0.06)	$(0.15)	$(0.18)

Basic and diluted weighted-average common shares outstanding	38,291,651	34,081,115	37,049,720	31,423,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2026	48,441,300	$48,442	(12,253,502)	$(18,929,915)	$113,564,991	$(93,451,108)	$1,232,410
Stock-based compensation expense	—	—	—	—	139,299	—	139,299
Issuance of common stock upon vesting of restricted stock units	250,905	251	—	—	174,991	—	175,242
Net loss	—	—	—	—	—	(1,954,683)	(1,954,683)
March 31, 2026	48,692,205	$48,693	(12,253,502)	$(18,929,915)	$113,879,281	$(95,405,791)	$(407,732)
Stock-based compensation expense	—	—	—	—	144,372	—	144,372
Net loss	—	—	—	—	—	(2,123,884)	(2,123,884)
June 30, 2026	48,692,205	$48,693	(12,253,502)	$(18,929,915)	$114,023,653	$(97,529,675)	$(2,387,244)
Stock-based compensation expense	—	—	—	—	141,829	—	141,829
Issuance of common stock in registered direct offering, net of offering costs of $256,298 and allocation to warrant liability of $1,747,653	3,625,000	3,625	—	—	892,424	—	896,049
Issuance of common stock upon vesting of restricted stock units	27,500	27	—	—	(27)	—	—
Disgorgement to Company of short-swing profits, net of costs	—	—	—	—	128,711	—	128,711
Net loss	—	—	—	—	—	(1,357,041)	(1,357,041)
September 30, 2026	52,344,705	$52,345	(12,253,502)	$(18,929,915)	$115,186,590	$(98,886,716)	$(2,577,696)

	Nine months ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2025	42,089,301	$42,090	(12,253,502)	$(18,929,915)	$107,444,595	$(86,086,480)	$2,470,290
Stock-based compensation expense	—	—	—	—	225,030	—	225,030
Issuance of common stock upon vesting of restricted stock units	250,964	251	—	—	231,370	—	231,621
Issuance of common stock upon exercise of stock options	27,483	27	—	—	24,222	—	24,249
Net loss	—	—	—	—	—	(2,027,579)	(2,027,579)
March 31, 2025	42,367,748	$42,368	(12,253,502)	$(18,929,915)	$107,925,217	$(88,114,059)	$923,611
Stock-based compensation expense	—	—	—	—	340,462	—	340,462
Issuance of common stock upon vesting of restricted stock units	21,552	22	—	—	(22)	—	—
Net loss	—	—	—	—	—	(1,793,774)	(1,793,774)
June 30, 2025	42,389,300	$42,390	(12,253,502)	$(18,929,915)	$108,265,657	$(89,907,833)	$(529,701)
Stock-based compensation expense	—	—	—	—	172,352	—	172,352
Issuance of common stock, net of offering costs of $808,760	6,052,000	6,052	—	—	4,934,643	—	4,940,695
Net loss	—	—	—	—	—	(1,976,012)	(1,976,012)
September 30, 2025	48,441,300	$48,442	(12,253,502)	$(18,929,915)	$113,372,652	$(91,883,845)	$2,607,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DYADIC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(5,435,608)	$(5,797,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	425,500	737,844
Amortization of held-to-maturity securities, net	(11,638)	(20,750)
Change in fair value of warrant liability, net of issuance costs	(545,527)	—
Amortization of debt issuance costs	22,696	36,104
Foreign currency exchange (gain) loss, net	4,758	35,924
Changes in operating assets and liabilities:
Interest receivable	27,657	(9,869)
Accounts receivable	(438,880)	(673,302)
Prepaid expenses and other current assets	(84,397)	(36,916)
Operating lease assets and liabilities	3,914	(133)
Accounts payable	649,658	681,546
Accrued expenses	263,570	633,522
Accrued interest	—	(20,000)
Accrued interest - related party	—	(2,040)
Deferred research and development obligations	(147,235)	503,325
Net cash used in operating activities	(5,265,532)	(3,932,110)

Cash flows from investing activities
Purchases of held-to-maturity investment securities	(1,293,431)	(5,090,846)
Proceeds from maturities of investment securities	3,356,743	4,704,772
Net cash provided by (used in) investing activities	2,063,312	(386,074)

Cash flows from financing activities
Proceeds from exercise of stock options	—	24,249
Proceeds from issuance of common stock and warrants, net of issuance costs paid	2,612,000	4,940,696
Disgorgement to Company of short-swing profits, net of costs	128,711	—
Net cash provided by financing activities	2,740,711	4,964,945
Effect of exchange rate changes on cash	(366)	2,277
Net (decrease) increase in cash, cash equivalents, and restricted cash	(461,875)	649,038
Cash, cash equivalents, and restricted cash at beginning of period	5,853,499	6,506,750
Cash, cash equivalents, and restricted cash at end of period	$5,391,624	$7,155,788

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	3,926,803	5,834,510
Restricted cash	1,464,821	1,321,278
Total cash, cash equivalents, and restricted cash	$5,391,624	$7,155,788

Supplemental cash flow information
Vesting of restricted stock units	$175,242	$231,621
Cash paid for interest	$305,400	$327,441

Supplemental noncash investing and financing information
Unpaid offering costs included in accounts payable and accrued expenses	$357,000	$—
Purchase and assignment of convertible note by related party	$—	$1,000,000
Fair value of warrants issued in connection with the offering	$—	$168,881
Right-of-use asset obtained in exchange for operating lease liability	$55,376	$—

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

Liquidity and Capital Resources

In accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern (“Topic 205-40”), management is required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months from the issuance date of the Company’s financial statements. This initial evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As of September 30, 2026, total cash amounted to $6.04 million which included cash, cash equivalents and short-term investments of $4.57 million and restricted cash of $1.46 million, and we had a stockholders’ deficit of $2.58 million. For the nine months ended September 30, 2026, we had a net loss of $5.44 million, $5.27 million in net cash used in operating activities, and accumulated deficit of $98.89 million. The Company has a history of recurring losses and negative cash flows. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The continuation of the Company as a going concern is primarily dependent upon the ability of the Company to obtain debt or equity financing to continue operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

To mitigate the conditions raising substantial doubt about our ability to continue as a going concern, management is pursuing: (i) securing additional capital, potentially through a combination of public or private equity offerings or other financings, subject to the limitations described below; (ii) applying for several grant fundings from various organizations; (iii) expanding commercial product sales, which began on a pilot basis in the third quarter of 2026; and/or (iv) obtaining licensing revenue from several interested parties.

There is no certainty that we will be able to execute on these plans in a timely fashion or at all. Our ability to raise additional capital is currently limited. The securities purchase agreement for the August 2026 offering prohibits us, without the investors’ consent or in the case of limited exceptions, from filing a registration statement relating to an offering of equity or otherwise offering or issuing any equity of the Company or any securities convertible into or exercisable or exchangeable for equity of the Company, in each case, until December 17, 2026. Our shelf registration statement on Form S-3 expired on August 25, 2026, and so during the pendency of this contractual restriction, we cannot sell shares under our At-The-Market Equity Offering Program (as defined below) or engage in certain other capital-raising transactions. These restrictions do not apply to, in addition to certain customary exceptions, securities issued pursuant to acquisitions or strategic transactions (whether by merger, consolidation, purchase of equity, purchase of assets, reorganization or otherwise) approved by a majority of the disinterested directors of the Company. After December 17, 2026, if our public float remains below $75 million, we will face continued restrictions on capital-raising under the SEC’s “baby shelf rules,” which limit us to selling only one-third of our public float under a new shelf registration statement on Form S-3 in any 12-month period, or alternatively, selling our securities on the more administratively burdensome Form S-1. In addition, on September 25, 2026, we received written notices from Nasdaq that we are not in compliance with the minimum bid price and market value of listed securities requirements for continued listing, and we do not currently meet the stockholders’ equity requirement; the compliance period for the first two requirements ends on March 24, 2027. The $5,090,000 principal amount of the Convertible Notes (as defined below) matures on December 31, 2027. Management concluded that the net proceeds of the August 2026 offering, which are included in our cash and investment securities at September 30, 2026, do not alleviate substantial doubt about our ability to continue as a going concern. The Company believes that substantial doubt exists regarding its ability to continue as a going concern within one year after the date the financial statements are issued. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information.

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

On May 1, 2025, the Company amended the Convertible Notes to extend the Redemption Date (as defined in the Convertible Notes) to December 1, 2026. The holders’ redemption right was subsequently eliminated by the December 23, 2025 amendment described below, except in the case of an Event of Default.

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

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of September 30, 2026.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation (the “Gates Foundation,” formerly known as the Bill and Melinda Gates Foundation) relating to a grant in the amount of $3,092,136 awarded from the Gates Foundation for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”). Funds received in advance that have not yet been spent are recorded as restricted cash in the Company’s consolidated balance sheets. As of September 30, 2026, the Company had received the full amount of the Gates Foundation Grant.

On March 20, 2025, the Company received a funding award (the “CEPI Grant”) from the Coalition for Epidemic Preparedness Innovations (“CEPI”) to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant funding.

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

On March 6, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time, at its option, shares of the Company’s common stock having an aggregate offering price of up to $4,238,000 from time to time through the Sales Agent, including block trades and sales made in ordinary brokers’ transactions directly on Nasdaq or any other trading market for the Company’s common stock at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices (the “At-The-Market Equity Offering Program”). Subject to the terms and conditions of the Sales Agreement, the Sales Agent uses its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other parameters or conditions the Company may impose), in exchange for a commission of up to 3.0% of the aggregate gross sale proceeds. The Company is not obligated to sell any shares of common stock under the Sales Agreement, and the Company or the Sales Agent may at any time suspend or terminate offerings of shares under the At-The-Market Equity Offering Program upon notice to the other party and subject to other conditions. As of the date of this Quarterly Report, no shares have been sold under the Sales Agreement, and, as described above, the Company cannot currently sell shares under the At-The-Market Equity Offering Program.

On August 13, 2026, the Company entered into a common stock purchase agreement with an institutional investor relating to the issuance and sale of 3,625,000 shares of the Company’s common stock at a purchase price of $0.795 per share in a registered direct offering (the “2026 Offering”) under the Company’s then-effective shelf registration statement on Form S-3. The closing occurred on August 14, 2026. Aegis Capital Corp. acted as sole placement agent and received a cash fee equal to 7.0% of the gross proceeds and reimbursement of certain legal fees. Gross proceeds from the shares were $2,881,875 and total gross proceeds, including the concurrent private placement described below, were $2,900,000. Net proceeds, after the placement agent fee and other offering expenses, were approximately $2.3 million. Of the total offering costs of $645,000, $288,000 of placement agent fees and expenses was withheld from the proceeds at closing, resulting in net cash received of $2,612,000, and $357,000 was unpaid as of September 30, 2026. The Company intends to use the net proceeds for general corporate purposes, including research and development, sales and marketing, general and administrative expenses, working capital and capital expenditures.

Concurrently with the 2026 Offering, the Company issued and sold to the same investor, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder, warrants to purchase an aggregate of 3,625,000 shares of common stock (the “Common Warrants”) at a purchase price of $0.005 per Common Warrant. The Common Warrants have an exercise price of $0.84 per share and expire on September 18, 2031, five years after the Release Date (September 18, 2026, the effective date of the resale registration statement on Form S-1 that the Company filed under a registration rights agreement with the investor). As of September 30, 2026, Common Warrants to purchase 3,625,000 shares of common stock were outstanding and none had been exercised.

The exercise price of the Common Warrants is subject to customary adjustments for stock splits, stock dividends and similar events. The Common Warrants may be exercised for cash or, if no registration statement covering the shares issuable upon exercise is effective at the time of exercise, on a cashless (net exercise) basis. A holder may not exercise a Common Warrant to the extent the holder would beneficially own more than 4.99% (or, at the holder’s election made before issuance, 9.99%) of the Company’s outstanding common stock. The Common Warrants also contain a fundamental transaction provision under which the holder may require the Company to purchase the warrant for cash equal to its Black-Scholes Value, calculated using a volatility of not less than 100%. See “Warrant Liability” below for the effect of this provision on the valuation and Note 7 for additional information.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements, including the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. All significant intra-entity transactions and balances have been eliminated in consolidation. The information included in this Quarterly Report should be read in conjunction with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2025, included in our Annual Report.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and the accounting for the Common Warrants issued in August 2026 (see “Warrant Liability” below), considered necessary for a fair presentation of all periods presented. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Revision of Prior Period Amounts

Certain prior period amounts have been revised to correct immaterial errors and enhance comparability, including the basic and diluted weighted-average common shares outstanding and net loss per common share; the potentially dilutive securities excluded from the computation of diluted net loss per share, which now include the shares issuable upon conversion of the Convertible Notes; the revenue concentration disclosures; the accumulated amortized debt issuance costs; and the supplemental non-cash disclosure of the vesting of restricted stock units, as of and for the three and nine months ended September 30, 2025. We have evaluated the historical presentation in our previously issued quarterly financial statements for such period and concluded the disclosure errors are immaterial. The revisions had no impact on previously reported total revenues, total costs and expenses, or net loss.

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

For the three months ended September 30, 2026 and 2025, the Company’s revenue was generated from nine and six customers, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s revenue was generated from fourteen and ten customers, respectively. Significant customers are those that account for greater than 10% of the Company’s revenue. For the three months ended September 30, 2026 and 2025, two and three significant customers accounted for $355,486 or 79.2% and $968,138 or 83.1% of revenue, respectively. For each of the nine months ended September 30, 2026 and 2025, three significant customers accounted for $2,033,785 or 80.7% and $1,794,251 or 71.1% of revenue, respectively. As of September 30, 2026, and December 31, 2025, accounts receivable were due from five and four customers, of which, two customers accounted for $1,393,342 or 91.5% and $916,953 or 84.1% of total accounts receivable, respectively. The loss of business from one or a combination of the Company’s customers could adversely affect its operations.

The Company conducts operations in the Netherlands through its foreign subsidiary and generates a portion of its revenue from customers that are located outside of the United States. For the three months ended September 30, 2026 and 2025, the Company had five and three customers outside of the United States (i.e., European and New Zealand customers) that accounted for $292,519 or 65.1% and $447,688 or 38.4% of revenue, respectively. For the nine months ended September 30, 2026 and 2025, the Company had seven and three customers outside of the United States (i.e., European, African and New Zealand customers) that accounted for $1,507,902 or 59.8% and $677,126 or 26.8% of revenue, respectively.

As of September 30, 2026 and December 31, 2025, the Company had four and two customers outside of the United States (i.e., European and Asian customers) that accounted for $1,470,190 or 96.5% and $916,953 or 84.1% of accounts receivable, respectively.

The Company uses several contract research organizations (“CROs”) to conduct its research projects. For the three months ended September 30, 2026 and 2025, two and one CROs accounted for $982,004 or 79.3% and $991,069 or 87.2% of total research services we purchased, respectively. For each of the nine months ended September 30, 2026 and 2025, two CROs accounted for $2,150,989 or 73.6% and $2,385,116 or 87.6% of total research services we purchased, respectively. As of September 30, 2026 and December 31, 2025, two CROs accounted for $978,988 or 64.3% and $571,149 or 67.0% of accounts payable, respectively. The loss of one CRO or a combination of the Company’s CROs could adversely affect its operations.

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

The Company measures expected credit losses on held to maturity debt securities on an individual security basis. The estimate of expected credit losses considers historical credit information from external sources. An allowance for expected credit losses, if any, is recorded against the amortized cost basis, and changes in the allowance are recognized in the consolidated statements of operations in the period in which they occur.

The Company classifies its investments in money market funds as available-for-sale securities and presents them as cash equivalents on the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, all our money market funds were invested in U.S. Government money market funds, for which the risk of loss is minimal.

As of September 30, 2026, and December 31, 2025, the Company did not have any investment securities classified as trading.

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

Accounts receivable are stated net of an allowance for credit losses, if deemed necessary based on the Company’s evaluation of collectability and potential credit losses. Management assesses the collectability of its accounts receivable using the specific identification of account balances and considers the credit quality and financial condition of its significant customers, historical information regarding credit losses and the Company’s evaluation of current and expected future economic conditions and changes in our customer collection trends. If necessary, an allowance for credit losses is recorded against accounts receivable such that the carrying value of accounts receivable reflects the net amount expected to be collected. Accounts receivable balances are written off against the allowance for credit losses when the potential for collectability is considered remote. Substantially all our accounts receivable were current and include unbilled amounts that will be billed and collected over the next twelve (12) months. Management determined that no allowance for credit losses was required as of September 30, 2026, and December 31, 2025.

Accounts receivable consists of the following:

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Billed receivable	$757,624	$487,741
Unbilled receivable	765,428	602,556
	$1,523,052	$1,090,297

Accounts Payable

Accounts payable consist of the following:

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Research and development expenses	$1,124,566	$627,063
Legal and professional expenses	346,689	133,724
Other	50,955	91,237
	$1,522,210	$852,024

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Research and development expenses	$519,139	$493,992
Employee wages and benefits	499,111	395,459
Legal expenses	365,490	78,523
Other	6,000	—
	$1,389,740	$967,974

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

For the three and nine months ended September 30, 2026, revenue from product sales was generated from initial sales of research-use-only products and the amounts were not material. Therefore, the product revenue was included in the research and development revenue in the consolidated statements of operations. Revenue from product sales is recognized at a point in time when control of the products transfers to the customer, generally upon shipment. Product samples shipped to distribution partners and prospective customers for evaluation and qualification purposes do not generate revenue. Other than these initial product sales, our revenue to date has been research revenue from third-party collaborations and grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

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

We invoice customers based on our contractual arrangements with each customer, which may not be consistent with the period that revenue is recognized. When there is a timing difference between when we invoice customers and when revenue is recognized, we record either a contract asset (unbilled accounts receivable) or a contract liability (deferred research and development obligations), as appropriate. If upfront fees or considerations related to a sublicensing agreement are received prior to the technology transfer, the Company will record the amount received as deferred revenue from the licensing agreement. As of September 30, 2026, deferred research and development obligations of $1,584,920 consisted of $1,464,821 related to the Gates Foundation Grant, $39,589 related to the Nutropy Agreement and $80,510 related to other customer arrangements (see Note 3).

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred. R&D costs are for the Company’s internally funded pharmaceutical programs and other governmental and commercial projects.

Research and development costs consist of personnel-related costs, facilities, research-related overhead, services from independent contract research organizations, and other external costs. Research and development costs, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Outside contracted services	$315,781	$514,886	$887,451	$1,357,727
Personnel related costs	102,580	56,986	319,991	303,371
Facilities, overhead and other	11,584	—	31,193	35,132
	$429,945	$571,872	$1,238,635	$1,696,230

Foreign Currency Transaction Gain or Loss

The Company and its foreign subsidiary use the U.S. dollar as their functional currency and initially measure the foreign currency denominated assets and liabilities at the transaction date. Monetary assets and liabilities are then re-measured at exchange rates in effect at the end of each period, and property and non-monetary assets and liabilities are carried at historical rates.

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

The Company’s financial instruments include cash, cash equivalents, restricted cash, investment in debt securities, accounts receivable, accounts payable and accrued expenses, accrued payroll and related liabilities, deferred research and development obligations, deposits, warrants, and the Convertible Notes. The carrying amount of these financial instruments, except for warrants and investment in debt securities and Convertible Notes, approximates fair value due to the short-term maturities of these instruments. The Company’s short-term and long-term investments in debt securities are recorded at amortized cost, and their estimated fair value amounts are provided by the third-party broker service for disclosure purposes. See “Warrant Liability” below and Notes 6 and 7 for additional information related to warrants.

Warrant Liability

The Common Warrants issued on August 14, 2026 (see Note 7) are classified as a liability and measured at fair value on a recurring basis using the Black-Scholes-Merton option pricing model. The warrant liability is classified within Level 3 of the fair value hierarchy because the expected volatility assumption requires significant judgment, including the selection of the historical look-back period, and is derived from the Company’s own historical share price data rather than from observable market inputs. The warrant liability is remeasured at fair value at each reporting date until the Common Warrants are exercised, expire or are otherwise settled, and is presented as a non-current liability. The 302,600 warrants issued to the underwriter in August 2025 are classified in equity and are not remeasured (see Note 6). As of September 30, 2026, the warrant liability of $813,424 was the Company’s only liability measured at fair value on a recurring basis, and the Company had no such liability at December 31, 2025. In the consolidated statements of operations, the change in fair value is presented net of $388,702 of issuance costs allocated to the Common Warrants. The following table presents the changes in the fair value of the warrant liability for the three and nine months ended September 30, 2026:

Balance at beginning of period	$—
Issuance of Common Warrants on August 14, 2026	1,747,653
Change in fair value (gain), before issuance costs	(934,229)
Balance at September 30, 2026	$813,424

The significant inputs used to measure the fair value of the Common Warrants were as follows:

	August 14, 2026	September 30, 2026
Stock price	$0.7751	$0.4446
Exercise price	$0.84	$0.84
Remaining contractual term (in years)	5.10	4.97
Expected volatility	73.59%	73.36%
Risk-free interest rate	4.37%	5.09%
Expected dividend yield	0%	0%
Fair value per warrant	$0.4821	$0.2244

Expected volatility is the significant unobservable input in the valuation. An increase (decrease) in expected volatility would increase (decrease) the fair value of the warrant liability, and a change in the Company’s share price would have the same directional effect. The decrease in the fair value of the Common Warrants from $1,747,653 at issuance to $813,424 at September 30, 2026 was primarily attributable to the decline in the Company’s common stock price from $0.78 to $0.44 during the period. The $934,229 gain relates entirely to the warrant liability outstanding at September 30, 2026. The gain, less $388,702 of issuance costs allocated to the Common Warrants, results in the net gain of $545,527 presented in the consolidated statements of operations.

Expected volatility is based on the historical volatility of the Company’s daily closing share price over the five years ending on the valuation date, which approximates the contractual term of the Common Warrants. The risk-free interest rate is the U.S. Treasury constant-maturity yield interpolated to the remaining term, and the expected dividend yield is zero. The Common Warrants contain a fundamental transaction provision (see Note 7) under which the holder may require a cash payment equal to a Black-Scholes Value calculated using a volatility of not less than 100%.

Income Taxes

For the nine months ended September 30, 2026, there was no provision for income taxes or unrecognized tax benefits recorded. As of September 30, 2026 and December 31, 2025, deferred tax assets were $20.0 million and $19.0 million, respectively. Due to the Company’s history of operating losses and the uncertainty regarding our ability to generate taxable income in the future, the Company has established a 100% valuation allowance against deferred tax assets as of September 30, 2026 and December 31, 2025.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock shares outstanding during the reporting period. Diluted net loss per share adjusts the weighted average number of common stock shares outstanding for the potential dilution that could occur if common stock equivalents, such as stock options, were exercised and converted into common stock, calculated by applying the treasury stock method.

For the three and nine months ended September 30, 2026, a total of 13,890,316 shares of potentially dilutive securities, including 162,182 shares of unvested restricted stock units, stock options to purchase 4,952,915 shares of common stock, stock warrants to purchase 3,927,600 shares of common stock, and 4,847,619 shares issuable upon conversion of the Convertible Notes, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2025, a total of 9,935,067 shares of potentially dilutive securities, including 64,656 shares of unvested restricted stock units, options to purchase 5,932,097 shares of common stock, stock warrants to purchase 302,600 shares of common stock, and 3,635,714 shares issuable upon conversion of the Convertible Notes, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether the settlement of a convertible debt instrument on terms that differ from its original conversion terms is accounted for as an induced conversion or as a debt extinguishment. The Company adopted ASU 2024-04 on January 1, 2026 on a prospective basis. The adoption of ASU 2024-04 did not have a material impact on the Company’s consolidated financial statements or related disclosures, as there were no conversions of the Convertible Notes during the nine months ended September 30, 2026.

Other Accounting Pronouncements

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

Note 2: Cash, Cash Equivalents, and Investments

The Company’s investments in debt securities are classified as held-to-maturity and are recorded at amortized cost, net of allowance for credit losses, and its investments in money market funds are classified as available-for-sale securities and presented as cash equivalents or restricted cash on the consolidated balance sheets. The following table shows the Company’s cash, available-for-sale securities, and investment securities by major security type as of September 30, 2026, and December 31, 2025:

	September 30, 2026 (Unaudited)
	Level (1)	Fair Value	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Adjusted Cost
Assets:
Cash deposits	1	$330,530	$—	$—	$—	$330,530
Money market funds (2)	1	5,061,094	—	—	—	5,061,094
Short-term investment in corporate bonds (3)(4)(5)	2	645,419	—	3	(1,571)	646,987
Total financial assets		$6,037,043	$—	$3	$(1,571)	$6,038,611
Reconciliation to cash, cash equivalents and investments on consolidated balance sheet
Minus: Restricted cash						(1,464,821)
Total cash, cash equivalents and investments						$4,573,790

	December 31, 2025 (Audited)
	Level (1)	Fair Value	Allowance for Credit Losses	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Adjusted Cost
Assets:
Cash deposits	1	$143,752	$—	$—	$—	$143,752
Money market funds (2)	1	5,709,747	—	—	—	5,709,747
Short-term investment in corporate bonds (3)(4)(5)	2	2,700,344	—	1,973	(290)	2,698,661
Total financial assets		$8,553,843	$—	$1,973	$(290)	$8,552,160
Reconciliation to cash, cash equivalents and investments on consolidated balance sheet
Minus: Restricted cash						(1,231,168)
Total cash, cash equivalents and investments						$7,320,992

Notes:

(1)	Definition of the three-level fair value hierarchy:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities
●	Level 2 - Other inputs that are directly or indirectly observable in the markets
●	Level 3 - Inputs that are generally unobservable

(2)	All our money market funds were invested in U.S. Government money market funds.
(3)	Short-term investment securities will mature within 12 months or less, from the applicable reporting date.
(4)	For the three months ended September 30, 2026 and 2025, the Company received discounts of $0 and $2,432 to purchase held-to-maturity investment securities, respectively. For the nine months ended September 30, 2026 and 2025, the Company received discounts of $8,570 and $18,154 to purchase held-to-maturity investment securities, respectively. For the year ended December 31, 2025, the Company received discounts of $63,096 to purchase held-to-maturity investment securities.
(5)	The Company’s held-to-maturity corporate bonds are evaluated quarterly for expected credit losses using a model based on credit ratings and historical risk of default. As of September 30, 2026 and December 31, 2025, based on the high credit quality of the issuers and macroeconomic conditions, the calculated allowance for expected credit losses was immaterial. Accordingly, no allowance for credit losses was recorded against the amortized cost basis of the investments.

Note 3: Grants, Research Collaboration Agreements, and License Agreements

Gates Foundation Grant

In November 2024, the Company was awarded the Gates Foundation Grant in the amount of $3,092,136 for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations (the “Gates Foundation Grant”).

The Company is required to apply the funds it receives under the agreements solely toward direct costs for the applicable funded projects, other than less than 15% of such funds, which may apply toward general overhead and administrative expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Gates Foundation. Funds received in advance that have not yet been spent are recorded as restricted cash and as deferred research and development obligations in the Company’s consolidated balance sheets. As the Company incurs costs associated with research and development related to the project, monthly, the Company reclasses amounts from the grant to recognize grant revenue and cost of grant revenue. The deferred research and development obligations also include grant funds spent but not yet expensed in accordance with GAAP. The grant agreements include the Gates Foundation’s discretionary termination provisions. Any grant funds that have not been used or committed to the funded project must be returned promptly to the Gates Foundation upon expiration or termination of the agreement.

For the three and nine months ended September 30, 2026, the Company recognized grant revenue of $102,357 and $608,511, respectively, and corresponding cost of grant revenue of $109,132 and $569,728, respectively, in connection with the Gates Foundation Grant.

As of September 30, 2026, the Company received the full Gates Foundation Grant of $3,092,136, of which, $1,464,821 was recorded as restricted cash and $1,464,821 as deferred research and development obligations. The remaining grant funds will be recognized as grant revenue as qualifying costs are incurred under the grant agreement.

Coalition for Epidemic Preparedness Innovations (CEPI) Grant

On March 20, 2025, the Company received a funding award from CEPI to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2,432,756 of the total grant funding. The Company will be reimbursed for research and development expenses in arrears on a quarterly basis. As of September 30, 2026, the Company has an account receivable of $1,120,943 related to the CEPI Grant.

For the three and nine months ended September 30, 2026, the Company recognized grant revenue of $174,015 and $992,479, respectively, and corresponding cost of grant revenue of $156,508 and $1,008,438, respectively, in connection with the CEPI Grant.

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

As of December 31, 2025, the Company has recognized $227,000 of research and development revenue and $142,300 of costs related to this milestone, with the remaining $273,000 recorded as deferred revenue. For the three and nine months ended September 30, 2026, the Company recognized revenue of $0 and $273,000, respectively, and cost of revenue of $0 and $253,000, respectively, associated with the Proliant Agreement.

Upon commencing commercial sales of animal-free recombinant serum albumin products, the Company anticipates receiving royalties in the future, based on a specified percentage of the gross margin received by Proliant as defined in the Proliant Agreement.

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

In February 2026, final development activities for the first recombinant non-animal product were completed and the first commercial sale was achieved. Upon achievement of this milestone, the Company received and recognized a $200,000 milestone payment as revenue in the first quarter of 2026. There was no revenue recognized in the second or third quarter of 2026. The Company is also eligible to receive royalties on future sales.

Nutropy

On July 17, 2026, Dyadic International (USA), Inc. entered into a Research License and Collaborative Development Agreement (the “Nutropy Agreement”) with Nutropy SAS (“Nutropy”), a French company, under which Nutropy received an exclusive research license and a non-exclusive commercial license to use the Company’s Dapibus™ platform and related intellectual property to develop casein proteins. Nutropy pays a non-refundable annual research license fee, which is $50,000 for the first contract year, and may also pay milestone payments upon regulatory approval and first commercial sales, royalties based on its gross margin on product sales, a share of sublicense revenue, and an exclusivity fee if it elects exclusivity. Because Nutropy may end the agreement on three months’ notice with no further payment, the Company treats each contract year as a separate contract. The license, materials, know-how and support the Company provides are a single performance obligation satisfied over time, so the annual fee is recognized on a straight-line basis over each contract year. Royalties, the sublicense revenue share and the commercial-sale milestones are recognized when the related sales occur, and the regulatory milestone is recognized when the approval is achieved. For the three and nine months ended September 30, 2026, the Company recognized $10,411 of license fee revenue under the Nutropy Agreement, and deferred revenue of $39,589 was included in deferred research and development obligations as of September 30, 2026.

Note 4: Convertible Notes Payable

On March 8, 2024, the Company issued an aggregate principal amount of $6,000,000 of its Convertible Notes in a private placement. The purchasers of the Convertible Notes included immediate family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors, including The Francisco Trust, an existing holder of more than 5% of the Company’s outstanding common stock (collectively, the “Purchasers”). The net proceeds from the sale of Convertible Notes, after deducting offering expenses, were $5,824,326. The Company intends to use the net proceeds from the offering of the Convertible Notes for working capital and general corporate purposes.

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

The Company incurred $175,674 of debt issuance costs associated with the Convertible Notes, which were recorded as a reduction of the Convertible Notes on the consolidated balance sheets. The debt issuance costs are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined that the expected life is the contractual term, which, following the December 23, 2025 amendment, extends to the December 31, 2027 maturity date.

On October 4, 2024, the Company entered an amendment (the “Amendment”) to the Convertible Notes. Under the Amendment, (i) the conversion price at which the Convertible Notes are convertible into shares of the Company’s common stock was set at $1.40 per share, and (ii) the Redemption Date (as defined in the Amendment) was extended to any of the 26, 29 and 32-month anniversaries of the original issue date of the Convertible Notes.

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

For the three and nine months ended September 30, 2026, interest of $101,800 and $305,400 were paid, and debt issuance costs of $7,730 and $22,696 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively.

For the three and nine months ended September 30, 2025, interest of $101,800 and $305,401 were incurred, and debt issuance costs of $12,310 and $36,104 were amortized and recorded in interest expenses in the consolidated statements of operations, respectively. Interest paid for the three and nine months ended September 30, 2025 was $118,467 and $327,440, respectively, which included interest accrued in prior periods.

As of September 30, 2026, accrued interest on the Convertible Notes totaled $41,800 for related parties and $60,000 for other third parties, respectively. As of September 30, 2025, accrued interest on the Convertible Notes was $25,133 for related parties and $60,000 for other third parties, respectively. As of September 30, 2026 and 2025, accumulated amortized debt issuance costs were $131,940 and $96,707, respectively.

As of September 30, 2026, convertible notes payable consisted of the following:

Holder	Issuance Date	Due Date	Interest Rate	Convertible Note Principal	Principal Repayments	Conversion to Common Stock	Principal Outstanding
Mark A. Emalfarb Trust (1)	09/15/25	12/31/27	8%	$1,000,000	—	—	$1,000,000
Francisco Trust dated 2/28/1996 (2)	03/08/24	12/31/27	8%	1,000,000	—	—	1,000,000
Bradley Emalfarb (3)	03/08/24	12/31/27	8%	500,000	—	(500,000)	—
Bradley Scott Emalfarb Irrevocable Trust (3)	03/08/24	12/31/27	8%	410,000	—	(410,000)	—
Emalfarb Descendant Trust (4)	03/08/24	12/31/27	8%	90,000	—	—	90,000
Convertible Notes - Related Party				$3,000,000	$—	$(910,000)	2,090,000
Unamortized Debt Issuance Costs - Related Party							(16,941)
Net Carrying Amount							$2,073,059

Convertible Notes - Third Party (1)	03/08/24	12/31/27	8%	$3,000,000	$—	$—	3,000,000
Unamortized Debt Issuance Costs - Third Party							(24,319)
Net Carrying Amount							$2,975,681

Notes:

(1)	On September 15, 2025, Mark A. Emalfarb Trust dated October 1, 1987, as amended and restated on June 28, 2019 (the “MAE Trust”), purchased and was assigned $1,000,000 of the Convertible Notes from an existing third-party note holder. Mr. Mark A. Emalfarb, our Chief Executive Officer, is the sole beneficiary and serves as sole trustee of the MAE Trust and has sole voting and dispositive power over the shares of common stock held by the MAE Trust. As of September 30, 2026, the amount of accrued interest for the MAE Trust was $20,000.
(2)	Mr. Thomas Emalfarb, nephew of Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Francisco Trust. Mr. Thomas Emalfarb may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Francisco Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. As of September 30, 2026, the amount of accrued interest for the Francisco Trust was $20,000.
(3)	Mr. Mark A. Emalfarb, our Chief Executive Officer, is the trustee of the Irrevocable Trust and the brother of Mr. Bradley S. Emalfarb, who is the sole beneficiary of the Irrevocable Trust. Mr. Bradley S. Emalfarb, as sole beneficiary of the Irrevocable Trust, therefore, may be deemed to have voting, dispositive and investment power with respect to the shares of common stock held by the Irrevocable Trust and disclaims any such beneficial ownership other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In 2024, $500,000 of the Convertible Notes held by Mr. Bradley S. Emalfarb were converted into 294,891 shares of the Company’s common stock and $410,000 of the Convertible Notes held by Bradley Scott Emalfarb Irrevocable Trust were converted into 261,732 shares of the Company’s common stock. As of September 30, 2026, there was no accrued interest for Bradley Emalfarb and Bradley Scott Emalfarb Irrevocable Trust.
(4)	Messrs. Thomas Emalfarb, Scott Emalfarb and Michael Emalfarb, nephews of Mr. Mark A. Emalfarb, our Chief Executive Officer, are co-trustees of the Emalfarb Descendant Trust and may therefore be deemed to have shared voting, dispositive and investment power over the shares of common stock held by the Emalfarb Descendant Trust. As of September 30, 2026, the amount of accrued interest for the Emalfarb Descendant Trust was $1,800.

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of September 30, 2026.

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

Jupiter Office Lease

The Company’s three-year operating lease for its office in Jupiter, Florida expired on August 31, 2026. Effective September 1, 2026, the Company exercised the first of two one-year renewal options, extending the lease term through August 31, 2027, at a monthly base rent of approximately $5,244, a 3% increase over the prior lease year. The Company remeasured the operating lease liability and right-of-use asset as of that date using an incremental borrowing rate of 8.75%, recording a lease liability of $55,376 and a right-of-use asset of $60,467, which includes $5,091 of prepaid rent previously included in other assets. As of September 30, 2026, the operating lease right-of-use asset and operating lease liability were $55,627 and $50,536, respectively, the remaining lease term was 11 months, and the weighted-average discount rate was 8.75%. Operating lease cost was $15,132 and $44,796 for the three and nine months ended September 30, 2026, respectively. The second renewal option and an early-termination right are not reasonably certain to be exercised and are excluded from the lease term. Variable lease costs, including operating expenses and taxes, are expensed as incurred.

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

As of September 30, 2026, the Company had 4,952,915 stock options outstanding and 162,182 unvested restricted stock units in addition to 2,242,133 shares of common stock available for grant under the 2021 Plan. As of December 31, 2025, the Company had 5,362,722 stock options outstanding and 64,656 unvested restricted stock units, in addition to 2,208,257 shares of common stock available for grant under the 2021 Plan.

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

Expected dividend yield. The expected dividend yield is zero, as the Company has never paid dividends to common stockholders and does not currently anticipate paying any in the foreseeable future.

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

The assumptions used in the Black-Scholes option pricing model for stock options granted for the nine months ended September 30, 2026, are as follows:

Risk-free interest rate	3.8% - 3.9%
Expected dividend yield	—%
Expected stock price volatility	72.2-76.5%
Expected life of options (in years)	5.5-6.3

The following table summarizes the stock option activities for the nine months ended September 30, 2026:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	5,362,722	$2.83	4.73	$—
Granted (1)	516,250	0.94
Exercised	—	—
Expired (2)	(926,057)	2.42
Cancelled	—	—
Outstanding at September 30, 2026	4,952,915	$2.71	5.35	$—

Exercisable at September 30, 2026	3,886,028	$3.10	4.52	$—

Notes:

(1)	Options granted:

●	Annual share-based compensation awards on January 2, 2026, with an exercise price of $0.94, including: (a) 287,750 stock options granted to executives and key personnel, vesting upon the one-year anniversary, or annually in equal installments over four years, (b) 185,000 stock options granted to members of the Board of Directors, vesting upon the one-year anniversary, (c) 23,500 stock options granted to employees, vesting annually in equal installments over four years, and (d) 20,000 stock options granted to a consultant, vesting upon the one-year anniversary.

(2)	Options expired:

●	(a) 705,000 stock options with a weighted average exercise price of $2.68 per share granted to members of the Board of Directors, (b) 216,057 stock options with a weighted average exercise price of $1.58 per share granted to key personnel, (c) 2,500 stock options with an exercise price of $1.66 per share granted to a former employee, and (d) 2,500 stock options with an exercise price of $1.42 per share granted to an employee.

Restricted Stock Units

Restricted stock units (the “RSUs”) are granted subject to certain restrictions. Vesting conditions are determined at the discretion of the Board of Directors. The fair market value of RSUs is generally determined based on the closing market price of the stock on the grant date.

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2026:

		Weighted- Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	64,656	$1.74
Granted (1)	375,931	0.91
Vested (2)	(278,405)	1.11
Unvested shares forfeited	—	—
Outstanding at September 30, 2026	162,182	$0.90

Notes:

(1)	On January 2, 2026, the Company granted 119,682 restricted stock units, vesting upon the one-year anniversary, to the Board of Directors as a result of a reduction in director cash compensation for 2026, and an aggregate of 186,249 restricted stock units, vested in full, to executives and key personnel in lieu of cash bonus earned for the year ended December 31, 2025.

On March 1, 2026, the Company granted two consultants a total of 70,000 restricted stock units, vesting upon the satisfaction of the applicable time and performance criteria.

(2)	Represents the vesting of 186,249 RSUs granted to executives and key personnel, 64,656 RSUs granted to the Board of Directors, and 27,500 RSUs granted to consultants.

Compensation Expenses

We recognize all share-based payments to employees and our Board of Directors, as non-cash compensation expense, in research and development expenses or general and administrative expenses in the consolidated statement of operations, and these charges had no impact on the Company’s reported cash flows. Stock-based compensation expense is calculated on the grant date fair values of such awards, and recognized each period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are recorded as they occur. For the three months ended September 30, 2026, no forfeitures were recorded.

For performance-based awards, the Company recognizes related stock-based compensation expenses based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date.

Total non-cash share-based compensation expense was allocated among the following expense categories:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
General and administrative	$131,607	$155,022	$394,901	$686,339
Research and development	10,222	17,330	30,599	51,505
Total	$141,829	$172,352	$425,500	$737,844

The following table summarizes the Company’s non-cash share-based compensation expense allocation between options and restricted stock units:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Share-based compensation expense - stock option	$106,258	$133,559	$319,864	$615,714
Share-based compensation expense - restricted stock units	35,571	38,793	105,636	122,130
Total	$141,829	$172,352	$425,500	$737,844

Warrants

On August 1, 2025, in connection with the services the Underwriter provided to the Company in the Offering, the Company issued to the Underwriter warrants to purchase up to 302,600 shares of common stock (the “Underwriter Warrants”), representing 5.0% of the total shares sold in the Offering. The Underwriter Warrants are exercisable at a price of $1.0925 per share, at any time and from time to time, in whole or in part, from January 28, 2026 until August 1, 2030. As of September 30, 2026, there were 302,600 outstanding warrants to purchase common stock. See Note 7: Stockholders’ Equity. In addition, the 3,625,000 Common Warrants issued in the August 2026 offering are classified as a liability and are described in Note 7; together with the Underwriter Warrants, 3,927,600 warrants to purchase common stock were outstanding as of September 30, 2026.

The warrants were accounted for as equity-classified instruments under ASC 718. The fair value of the warrants, determined using the Black-Scholes option pricing model, was estimated to be $0.56 at the issuance date and was recorded as a component of additional paid-in capital, with a corresponding reduction to offering proceeds as an offering cost. The assumptions used in the Black-Scholes model included:

Risk-free interest rate:	3.67%
Expected dividend yield:	0%
Expected stock price volatility:	64.97%
Expected life of warrants (in years)	5.0

Note 7: Stockholders’ Equity

2025 Public Offering of Common Stock

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

2026 Registered Direct Offering of Common Stock and Concurrent Private Placement of Common Warrants

On August 13, 2026, the Company entered into a common stock purchase agreement with an institutional investor relating to the issuance and sale of 3,625,000 shares of the Company’s common stock at a purchase price of $0.795 per share in a registered direct offering (the “2026 Offering”) under the Company’s then-effective shelf registration statement on Form S-3. The closing occurred on August 14, 2026. Aegis Capital Corp. acted as sole placement agent and received a cash fee equal to 7.0% of the gross proceeds and reimbursement of certain legal fees. Gross proceeds from the shares were $2,881,875 and total gross proceeds, including the concurrent private placement described below, were $2,900,000. Net proceeds, after the placement agent fee and other offering expenses, were approximately $2.3 million. Of the total offering costs of $645,000, $288,000 of placement agent fees and expenses was withheld from the proceeds at closing, resulting in net cash received of $2,612,000, and $357,000 was unpaid as of September 30, 2026. The Company intends to use the net proceeds for general corporate purposes, including research and development, sales and marketing, general and administrative expenses, working capital and capital expenditures.

Concurrently with the 2026 Offering, the Company issued and sold to the same investor, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder, warrants to purchase an aggregate of 3,625,000 shares of common stock (the “Common Warrants”) at a purchase price of $0.005 per Common Warrant. The Common Warrants have an exercise price of $0.84 per share and expire on September 18, 2031, five years after the Release Date (September 18, 2026, the effective date of the resale registration statement on Form S-1 that the Company filed under a registration rights agreement with the investor). As of September 30, 2026, Common Warrants to purchase 3,625,000 shares of common stock were outstanding and none had been exercised.

The exercise price of the Common Warrants is subject to customary adjustments for stock splits, stock dividends and similar events. The Common Warrants may be exercised for cash or, if no registration statement covering the shares issuable upon exercise is effective at the time of exercise, on a cashless (net exercise) basis. A holder may not exercise a Common Warrant to the extent the holder would beneficially own more than 4.99% (or, at the holder’s election made before issuance, 9.99%) of the Company’s outstanding common stock. The Common Warrants also contain a fundamental transaction provision. A fundamental transaction includes a merger or consolidation, a sale of all or substantially all of the Company’s assets, a tender or exchange offer accepted by holders of 50% or more of the outstanding common stock, a reclassification of the common stock, and an acquisition by a person or group of 50% or more of the voting power of the common stock. Upon a fundamental transaction, the holder may require the Company to purchase the warrant for cash equal to its Black-Scholes Value, calculated using a volatility of not less than 100%. If the fundamental transaction is not within the Company’s control, including if it is not approved by the Company’s Board of Directors, the holder is instead entitled to receive the same type or form of consideration, at the Black-Scholes Value, that is paid to holders of common stock; see Note 1, Warrant Liability, for the effect of this provision on the valuation.

Under the registration rights agreement, the Company was required to file a registration statement for the resale of the shares issuable upon exercise of the Common Warrants within 30 days after closing and to have it declared effective within 30 days after filing (60 days in the event of a full review). The Company filed the registration statement on September 11, 2026, and it was declared effective on September 18, 2026. If the registration statement ceases to be effective, or the prospectus cannot be used, for more than 10 consecutive or 15 aggregate calendar days in any twelve-month period, the Company would be required to pay the holders liquidated damages equal to 2% of the aggregate exercise price of the Common Warrants ($3,045,000), or $60,900, for each month until cured, prorated daily, with no aggregate cap. The Company accounts for this registration payment arrangement under ASC 825-20, under which the contingent obligation is recognized and measured separately in accordance with ASC 450-20. No liability has been recorded as of September 30, 2026 because a payment is not considered probable.

The Company evaluated the Common Warrants under ASC 480 and ASC 815-40 and determined that a volatility floor contained in the Common Warrants’ fundamental transaction settlement provision is not an input a market participant would use to price a fixed-for-fixed option on the Company’s common stock. Accordingly, the Common Warrants are not considered indexed to the Company’s own stock and are accounted for as a derivative liability, initially and subsequently measured at fair value, with changes in fair value recognized in other income (expense) in the consolidated statements of operations.

The Company allocated the gross proceeds first to the Common Warrants at their issuance-date fair value of $1,747,653, with the residual allocated to the common stock. Offering costs were allocated between the Common Warrants and the common stock in proportion to the proceeds allocated to each (60.26% and 39.74%, respectively). The $388,702 allocated to the Common Warrants was expensed, and the remainder was recorded as a reduction of additional paid-in capital. As of September 30, 2026, the fair value of the warrant liability was $813,424, and the Company recognized a gain of $934,229 from the change in fair value for the three and nine months then ended. In the consolidated statements of operations and cash flows, the gain from the change in fair value and the issuance costs allocated to the Common Warrants are presented together as change in fair value of warrant liability, net of issuance costs, a net gain of $545,527 for the three and nine months ended September 30, 2026. See Note 1, Warrant Liability.

The fair value of the Common Warrants reflects one warrant for each share sold, a five-year term and an exercise price close to the share price; see Note 1, Fair Value Measurements, for the valuation inputs. Because the fair value did not exceed the total proceeds, no loss was recognized at issuance.

Issuances of Common Stock Related to Stock Options and RSUs

For the nine months ended September 30, 2026, there were 278,405 shares issued from the vesting of restricted stock units with a weighted average issue price of $1.11 per share.

Treasury Stock

As of September 30, 2026, there were 12,253,502 shares of common stock held in treasury, at a cost of approximately $18.9 million, representing the purchase price on the date the shares were surrendered to the Company.

Disgorgement of Short-Swing Profits

In July 2026, the Company received $160,890 from a trust that was the beneficial owner of more than 10% of the Company’s common stock at the time of the transactions, in disgorgement of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, following demands by two stockholders. The Company recorded the recovery of $160,890, net of $32,179 of legal costs ($128,711), as a capital contribution in additional paid-in capital and presents it as a financing activity in the consolidated statements of cash flows. The trust is a related party: its beneficiaries are the spouse and descendants of Mark A. Emalfarb, our Chief Executive Officer, its trustee is his nephew, and it holds $1,000,000 of the Convertible Notes (see Note 4).

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

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company operates in the U.S. and Europe. For geographic information about the Company’s revenue, see Note 1, Concentrations and Credit Risk. As of September 30, 2026, the Company had no material long-lived assets.

The CODM uses consolidated net loss to evaluate the Company’s spending and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing the performance of the segment and in establishing resource allocation across the organization. Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed on March 25, 2026, as amended on April 30, 2026.

The measure of segment assets reviewed by the CODM is total consolidated assets. In addition, the CODM reviews cash, cash equivalents, restricted cash and investment securities as a supplemental measure of liquidity, which is not a measure of segment assets. As of September 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents, restricted cash and its investment securities, including accrued interest were $6.0 million and $8.6 million, respectively.

The following table presents information about segment revenue, significant segment expenses and segment operating loss for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenues	$449,101	$1,164,617	$2,521,195	$2,524,819
Total cost of revenues	375,115	1,024,003	2,151,120	1,935,252

Research and development expenses:
Outside contracted services	315,781	514,886	887,451	1,357,727
Personnel related costs	102,580	56,986	319,991	303,371
Facilities, overhead, and other	11,584	—	31,193	35,132
General and administrative expenses:
Compensation and related expenses	580,342	591,228	1,834,596	1,805,026
Business consulting expenses	261,902	115,402	816,589	367,729
Legal and professional services	252,998	419,539	1,100,453	960,215
Other G&A expenses	223,901	200,165	749,405	695,015
Share-based compensation expenses	131,607	155,022	394,901	686,339
Foreign currency exchange (gain) loss, net	5,656	12,755	4,758	35,925
Other (income) expenses, net	(455,324)	50,643	(333,654)	140,453
Net loss	$1,357,041	$1,976,012	$5,435,608	$5,797,365

Note 9: Subsequent Events

For disclosure in the consolidated financial statements, the Company has evaluated subsequent events through November 13, 2026, the date the consolidated financial statements were issued. Management is not aware of any material events that have occurred after the balance sheet date that would require adjustment to, or disclosure in the accompanying financial statements, other than as described below.

In November 2026, Inzymes ApS confirmed that the first commercial sale of the Company’s second chymosin product, camel chymosin produced with the Company’s Dapibus™ production strain, occurred in October 2026, achieving the first-commercial-sale milestone under the Inzymes Agreement. The related milestone payment of $225,000 is due within 90 days of Inzymes’ confirmation. Because the milestone was achieved after September 30, 2026, no amount has been recognized in the accompanying consolidated financial statements, and the Company expects to recognize the $225,000 as revenue in the fourth quarter of 2026.

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

Overview

Description of Business

Dyadic International, Inc. (“Dyadic,” “we,” “us,” “our,” or the “Company”) d/b/a Dyadic Applied BioSolutions, is a global biotechnology platform company headquartered in Jupiter, Florida, with operations in the United States and the Netherlands. We develop and commercialize scalable, non-animal protein-production platforms intended to address growing demand across the life sciences, food and nutrition, and bio-industrial markets.

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

In parallel with our commercial focus, we continue to advance our biopharmaceutical capabilities through externally funded collaborations and other third-party sources of funding, including programs supported by organizations such as the Gates Foundation and the Coalition for Epidemic Preparedness Innovations (“CEPI”), as applicable. These programs support the continued development and validation of our protein-production technologies and may help expand the potential applications of the C1 platform over the longer term. Our objective is to enhance the value of the C1 platform for the development and manufacture of biologic antigens, antibodies, enzymes, and other proteins, including for potential use in biopharmaceutical, vaccine, diagnostic, and related applications.

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

Recent Company Developments

Commercial Products & Market Adoption

● First Direct Commercial Product Sales: During the third quarter, Dyadic recorded its first direct commercial product sales, primarily of recombinant transferrin and DNase I. Although initial sales were not material in amount, they are a milestone as they establish a direct-product revenue channel, alongside existing and potential partner-generated license, milestone and profit-sharing or royalty economics.

● Expanded OEM Distribution: Integrated Biotherapeutics (IBT Bioservices) launched an initial portfolio of six Dyadic-produced research-use-only recombinant protein products through its distribution network. The companies are evaluating additional offerings, extending Dyadic’s potential reach across research, diagnostics, reagent and cell culture applications.

● Growing Customer Engagement: Sampling requests and customer evaluations increased for human and bovine transferrin and other recombinant proteins. Dyadic is supporting customer testing and qualification with the objective of converting these engagements into repeat purchases and sustained product demand.

● Proliant AlbuFree™ Product Commercialization and Expansion: Proliant Health & Biologicals continued commercial promotion of AlbuFree™ DX, an animal-free recombinant human serum albumin produced using Dyadic’s C1 platform, including performance data relevant to diagnostic assay blocking and protein stabilization. Proliant also presented analytical research reporting high purity, low endotoxin levels and molecular characteristics resembling native human serum albumin. In addition, Proliant outlined planned additions to the AlbuFree™ family: AlbuFree™ TX for cell culture media and AlbuFree™ CGT for cell and gene therapy applications. These planned extensions offer opportunities to broaden C1-enabled product adoption and potential recurring commercial revenue.

● Second Commercial Chymosin Demonstrates Dapibus™ Versatility: In November 2026, Inzymes reported that the first commercial sale of the Company’s second chymosin product, camel chymosin produced with the Company’s Dapibus™ production strain, occurred in October 2026, achieving the first-commercial-sale milestone under the Inzymes Agreement. The Company expects to receive the $225,000 milestone payment and recognize it as revenue in the fourth quarter of 2026.

Strategic Partnerships, Licensing & Product Development

● Advancing Alpha-Lactalbumin Toward Commercialization: Advanced collaboration activities with BRIG BIO and Strive Nutrition to develop, scale and potentially commercialize Dapibus-produced bovine alpha-lactalbumin for next-generation nutrition products. The participants bring complementary protein development, manufacturing, regulatory and commercialization capabilities intended to support economically competitive commercial-scale production.

● Expanding Strategic Licensing Opportunities: Continued discussions with additional global companies regarding potential licensing, development and commercial arrangements involving alpha-lactalbumin and other animal-free proteins, as well as product collaborations and broader strategic opportunities involving C1, Dapibus and the Company’s recombinant protein portfolio. These discussions are intended to leverage partners’ resources, manufacturing capabilities and market access to advance higher-value products, including alpha-lactalbumin and transferrin, while creating opportunities for upfront fees, milestones and ongoing commercial participation.

● Broader Nutrition Protein Portfolio: Initiated development of recombinant bovine lactoferrin, complementing the Company’s human lactoferrin and alpha-lactalbumin programs and extending its portfolio of animal-free nutritional and functional proteins.

C1 Biopharmaceutical Platform – Advancing Global Vaccine and Antibody Programs

● Rapid Biologics Development: Demonstrated C1’s rapid development capabilities by producing and purifying two Scripps Research-designed Bundibugyo ebolavirus antigens in approximately 15 days from plasmid to C-tag-purified protein. Dyadic also demonstrated the development of a clonal C1 production strain and production of a Protein A-purified monoclonal antibody in approximately seven weeks. In our view, these achievements highlight C1’s potential to accelerate vaccine and antibody development, shorten manufacturing timelines, reduce production costs and enable faster advancement of biologics toward preclinical and clinical evaluation.

● Gates Foundation Programs Advance to Animal Studies: Under its approximately $3.1 million Gates Foundation-funded program, Dyadic achieved production yields of approximately 12.1 g/L for RSV monoclonal antibody RSM01 and 13.2 g/L for malaria monoclonal antibody MAM01 in seven-day fermentation runs. Independent laboratory evaluations included binding studies of both C1-produced antibodies conducted by Duke University and neutralization testing of RSM01 conducted by IQVIA. Following quarter-end, the Gates Medical Research Institute initiated preclinical animal studies in October 2026 to evaluate the pharmacokinetics of the C1-produced RSV and malaria antibodies through direct, head-to-head comparisons with their respective GMP CHO-produced counterparts. Results are anticipated in the first quarter of 2027. These studies aim to generate additional comparative preclinical data to support the antibodies’ continued advancement toward potential clinical development. We believe the demonstrated production yields, together with C1’s ability to produce antibodies with targeted human-like glycosylation profiles, further highlight the platform’s potential to manufacture complex biologics efficiently while reducing production costs and increasing manufacturing flexibility.

● Accelerating C1 Biopharmaceutical Validation and Adoption: Continued to advance multiple vaccine and monoclonal antibody programs through preclinical development, including ongoing animal studies evaluating ebolavirus and other vaccine candidates conducted in collaboration with Fondazione Biotecnopolo di Siena (FBS) and the European Vaccines Hub (EVH). Dyadic also continued advancing programs with Scripps Research, CEPI, NIAID/NIH, the University of Oxford, Wits University, the Israel Institute for Biological Research and other collaborators, including participation in the €170 million European Vaccines Hub initiative (representing total initiative funding, not funding awarded to Dyadic). These ongoing studies and collaborations are expected to generate additional preclinical and technical data to further validate C1’s capabilities and support broader adoption of the platform for biopharmaceutical applications addressing infectious and other diseases. Collectively, we believe these advances reinforce C1’s potential to accelerate the development and manufacturing of vaccines and therapeutics for pandemic preparedness and traditional medicine, reduce production costs and expand global access to biologic medicines.

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

For the three and nine months ended September 30, 2026, revenue from product sales was generated from initial sales of research-use-only products and the amount was not material. Therefore, the product revenue was included in the research and development revenue in the consolidated statements of operations. Revenue from product sales is recognized at a point in time when control of the products transfers to the customer, generally upon shipment. Product samples shipped to distribution partners and prospective customers for evaluation and qualification purposes do not generate revenue. Other than these initial product sales, our revenue to date has been research revenue from third-party collaborations and grants, as well as revenue from sublicensing agreements and collaborative arrangements, which may include upfront payments, options to obtain a license, payment for research and development services, milestone payments and royalties, in the form of cash or non-cash considerations (e.g., minority equity interest).

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

Stock-Based Compensation

We have granted stock options to employees, directors, and consultants. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options. We also used the weighted-average vesting period and contractual term of the option as the best estimate of the expected life of a new option, except for the options granted to certain contractors which are two to five years.

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

Warrant Liability

The Common Warrants issued on August 14, 2026 (see Note 7) are classified as a liability and measured at fair value at each reporting date using the Black-Scholes-Merton option pricing model. The warrant liability is classified within Level 3 of the fair value hierarchy because expected volatility, the significant unobservable input, requires significant judgment, including the selection of the historical look-back period, and is derived from the historical volatility of our daily closing share price over the five years ending on the valuation date. An increase (decrease) in expected volatility, or in our share price, would increase (decrease) the fair value of the warrant liability. A ten percentage point increase (decrease) in expected volatility at September 30, 2026, holding all other inputs constant, would increase (decrease) the fair value of the warrant liability by approximately $116,000 ($126,000). As of September 30, 2026, the warrant liability was $813,424, compared with $1,747,653 at issuance. The resulting $934,229 gain, less $388,702 of issuance costs allocated to the Common Warrants, is presented as a net gain of $545,527 in the consolidated statements of operations. The fair value does not reflect the 100% volatility floor in the fundamental transaction provision because no such transaction has occurred or is considered probable; had such a transaction occurred on September 30, 2026, the amount payable would have been approximately $1.1 million. Liability classification is a significant judgment that the volatility floor in the fundamental transaction provision is not an input a market participant would use to price a fixed-for-fixed option on our common stock (ASC 815-40).

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

The Company is required to evaluate the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability should be recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for unrecognized tax benefits, because it represents a company’s potential future obligation to the taxing authority for a tax position that was not recognized because of applying the provision of ASC 740.

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

Results of Operations

Three and nine months ended September 30, 2026, compared to the same period in 2025

Revenue and Cost of Revenue

The following table summarizes the Company’s revenue and cost of revenue for the three and nine months ended September 30, 2026 and 2025:

	Three months ended
	September 30, 2026	September 30, 2025	Favorable (Unfavorable) Change in $	Favorable (Unfavorable) Change in %

Total revenue	$449,101	$1,164,617	$(715,516)	(61.4)%

Total cost of revenue	375,115	1,024,003	648,888	63.4%
Research and development expenses	429,945	571,872	141,927	24.8%
General and administrative expenses	1,450,750	1,481,356	30,606	2.1%
Foreign currency exchange (gain) loss, net	5,656	12,755	7,099	55.7%
Loss from operations	(1,812,365)	(1,925,369)	113,004	5.9%
Other income (expense), net	455,324	(50,643)	505,967	999.1%
Net loss	$(1,357,041)	$(1,976,012)	$618,971	31.3%

	Nine months ended
	September 30, 2026	September 30, 2025	Favorable (Unfavorable) Change in $	Favorable (Unfavorable) Change in %

Total revenue	$2,521,195	$2,524,819	$(3,624)	(0.1)%

Total cost of revenue	2,151,120	1,935,252	(215,868)	(11.2)%
Research and development expenses	1,238,635	1,696,230	457,595	27.0%
General and administrative expenses	4,895,944	4,514,324	(381,620)	(8.5)%
Foreign currency exchange (gain) loss, net	4,758	35,925	31,167	86.8%
Loss from operations	(5,769,262)	(5,656,912)	(112,350)	(2.0)%
Other income (expense), net	333,654	(140,453)	474,107	337.6%
Net loss	$(5,435,608)	$(5,797,365)	$361,757	6.2%

Total revenue for the three months ended September 30, 2026 was $449,101, representing a decrease of $715,516 or 61.4% compared to $1,164,617 for the three months ended September 30, 2025. The decrease was driven by a $538,199 decrease in grant revenue from lower activities under the Gates Foundation and CEPI grants and a $187,728 decrease in research and development revenue resulting from the completion of several collaboration projects in the prior-year period, partially offset by $10,411 of license fee revenue.

Total revenue for the nine months ended September 30, 2026 was $2,521,195, representing a decrease of $3,624 or 0.1% compared to $2,524,819 for the nine months ended September 30, 2025. The slight decrease was driven by a $56,801 decrease in research and development revenue resulting from the reduction in the number and size of collaboration activities and a $19,589 decrease in license and milestone revenue, partially offset by a $72,766 increase in grant revenue, as higher activities under the CEPI grant were largely offset by lower activities under the Gates Foundation grant. License and milestone revenue for the nine months ended September 30, 2026 included a $200,000 milestone under the Inzymes Agreement, compared to a $250,000 milestone under the Inzymes Agreement in the prior-year period.

Total cost of revenue for the three months ended September 30, 2026 was $375,115, representing a decrease of $648,888 or 63.4% compared to $1,024,003 for the three months ended September 30, 2025. The decrease was due to a $503,610 decrease in cost of grant revenue from lower activities under the Gates Foundation and CEPI grants and a $145,278 decrease in the cost of research and development revenue.

Total cost of revenue for the nine months ended September 30, 2026 was $2,151,120, representing an increase of $215,868 or 11.2% compared to $1,935,252 for the nine months ended September 30, 2025. The increase was driven by a $172,604 increase in cost of grant revenue, primarily from higher activities under the CEPI grant, and a $43,264 increase in the cost of research and development revenue.

Research and Development Expenses

Research and development costs are expensed as incurred and include salary and benefits of research personnel, third-party contract research organization services and supply costs.

Research and development expenses for the three months ended September 30, 2026, were $429,945, a decrease of $141,927 or 24.8% compared to $571,872 for the same period in 2025. The decrease was primarily due to a $199,105 decrease in third-party contract research services resulting from a reduction in the number of active internal research initiatives, partially offset by a $45,594 increase in personnel costs and an $11,584 increase in facilities and other costs.

Research and development expenses for the nine months ended September 30, 2026, were $1,238,635, a decrease of $457,595 or 27.0% compared to $1,696,230 for the same period in 2025. The decrease was primarily due to a $470,276 decrease in third-party contract research services resulting from a reduction in the number of active internal research initiatives and a $3,939 decrease in facilities and other costs, partially offset by a $16,620 increase in personnel costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026, were $1,450,750, a decrease of $30,606 or 2.1%, compared to $1,481,356 for the same period in 2025. The decrease was primarily due to lower legal and professional services expenses of $166,541, partially offset by higher outside business development services and other expenses of $146,500.

General and administrative expenses for the nine months ended September 30, 2026, were $4,895,944, an increase of $381,620 or 8.5%, compared to $4,514,324 for the same period in 2025. The increase was primarily due to higher outside business development services and other expenses of $448,860, and higher legal and professional services expenses of $140,238, partially offset by lower share-based compensation expense of $291,438.

Loss from Operations

Loss from operations for the three months ended September 30, 2026 was $1,812,365, a decrease of $113,004 or 5.9%, compared to $1,925,369 for the same period in 2025. The decrease was largely attributable to lower total cost of revenue of $648,888, lower research and development expenses of $141,927, lower general and administrative expenses of $30,606 and a lower foreign currency exchange loss of $7,099, partially offset by lower total revenue of $715,516.

Loss from operations for the nine months ended September 30, 2026 was $5,769,262, an increase of $112,350 or 2.0%, compared to $5,656,912 for the same period in 2025. The increase was largely attributable to higher general and administrative expenses of $381,620, higher total cost of revenue of $215,868 and lower total revenue of $3,624, partially offset by lower research and development expenses of $457,595 and a lower foreign currency exchange loss of $31,167.

Other Income (Expenses), Net

For the three months ended September 30, 2026, total other income, net, was $455,324, compared to total other expenses, net, of $50,643 for the same period in 2025. The change was primarily due to a $934,229 non-cash gain from the change in fair value of the warrant liability and lower interest expenses of $4,580, partially offset by $388,702 of issuance costs allocated to the warrant liability (presented together in the consolidated statements of operations as a net gain of $545,527) and lower interest income of $44,140.

For the nine months ended September 30, 2026, total other income, net, was $333,654, compared to total other expenses, net, of $140,453 for the same period in 2025. The change was primarily due to a $934,229 non-cash gain from the change in fair value of the warrant liability, lower interest expenses of $13,409, partially offset by $388,702 of issuance costs allocated to the warrant liability (presented together in the consolidated statements of operations as a net gain of $545,527) and lower interest income of $84,829.

Net Loss

Net loss for the three months ended September 30, 2026 was $1,357,041, compared to $1,976,012 for the same period in 2025. The decrease of $618,971 was due to the change in other income (expenses), net, of $505,967 and a decrease of $113,004 in loss from operations.

Net loss for the nine months ended September 30, 2026 was $5,435,608, compared to $5,797,365 for the same period in 2025. The decrease of $361,757 was due to the change in other income (expenses), net, of $474,107, partially offset by an increase of $112,350 in loss from operations.

Liquidity and Capital Resources

As required under ASC 205-40, management evaluated conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As discussed in Note 1 to the Consolidated Financial Statements, as of September 30, 2026, our management has concluded that there is substantial doubt about our ability to continue as a going concern, which depends upon our obtaining necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. For more information regarding our management’s mitigation plan and the associated risks, see Note 1 to the Consolidated Financial Statements and “Part II, Item 1A. Risk Factors” of this Quarterly Report. If we are unable to implement sufficient mitigation efforts, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.

The Company expects to incur losses and have negative net cash flows from operating activities as it continues developing its Dapibus™ and C1 microbial protein production platforms and related products, commercialization activities, and as it expands its pipelines and engages in further research and development activities for internal products as well as for its third-party collaborators and licensees. The success of the Company depends on its ability to develop its technologies and products to the point of regulatory approval, commercialization, and subsequent revenue generation or through the sublicensing of the Company’s technologies and products, and its ability to raise capital to finance these developmental efforts.

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

On May 1, 2025, the Company amended the Convertible Notes to extend the Redemption Date (as defined in the Convertible Notes) to December 1, 2026. The holders’ redemption right was subsequently eliminated by the December 23, 2025 amendment described below, except in the case of an Event of Default.

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

The Convertible Notes contain customary covenants, and the Securities Purchase Agreement relating to the Convertible Notes also contains certain affirmative and negative covenants (including, without limitation, restrictions on our ability to incur indebtedness, permit liens, make dividends or certain debt payments or consummate certain affiliate transactions). The Company was in compliance with its covenants with respect to the Convertible Notes as of September 30, 2026.

On November 16, 2024, Dyadic entered into an agreement with the Gates Foundation relating to the Gates Foundation Grant in the amount of $3,092,136 for the cell line development of monoclonal antibodies targeting respiratory syncytial virus and malaria utilizing the Company’s C1 platform to provide globally accessible treatment options for underserved populations. Funds received in advance that have not yet been spent are recorded as restricted cash in the Company’s consolidated balance sheets. As of September 30, 2026, the Company had received the full amount of the Gates Foundation Grant.

On March 20, 2025, the Company received a funding award (the “CEPI Grant”) from the Coalition for Epidemic Preparedness Innovations (“CEPI”) to advance Dyadic’s C1 platform through a $4.5 million grant through Fondazione Biotecnopolo di Siena (“FBS”) to accelerate recombinant protein vaccine development and manufacturing. The funding will support antigen design, cell line development, optimization, characterization, and scale-up to cGMP manufacturing. If successful, the next phase will focus on selecting a CEPI-priority pathogen antigen. Dyadic, as a subcontractor, will receive up to $2.4 million of the total grant funding.

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

On March 6, 2026, the Company entered into an At-The-Market Issuance Sales Agreement with Craig-Hallum Capital Group LLC, allowing the Company to sell up to $4,238,000 of common stock from time to time through Craig-Hallum as sales agent, at a commission of up to 3.0% of gross proceeds. As of the date of this report, no shares have been sold under the agreement. The shelf registration statement under which shares could be sold expired on August 25, 2026, and we cannot currently sell shares under the agreement due to certain contractual restrictions. See Note 1 and “We may need substantial additional capital in the future to fund our business, and certain equity issuances may cause significant dilution to our stockholders or present conflicts of interest” in “Part II, Item 1A. Risk Factors” for additional details.

On August 14, 2026, the Company completed the 2026 Offering, which included a registered direct offering of 3,625,000 shares of common stock at $0.795 per share and a concurrent private placement of Common Warrants to purchase 3,625,000 shares of common stock at an exercise price of $0.84 per share, for total gross proceeds of $2.9 million and net proceeds of approximately $2.3 million after placement agent fees and other offering expenses. Net cash received at closing was $2.6 million, after $0.3 million of placement agent fees and expenses withheld; the remaining $0.36 million of offering costs was unpaid as of September 30, 2026. See Note 7 to the Consolidated Financial Statements.

As of September 30, 2026, total cash amounted to $6.04 million, which included cash, cash equivalents and short-term investments of $4.57 million and restricted cash of $1.46 million, compared to $8.55 million, which included $7.32 million and $1.23 million, respectively, as of December 31, 2025. The carrying value of investment grade securities, including accrued interest as of September 30, 2026, was $0.65 million compared to $2.73 million as of December 31, 2025.

Restricted cash consists of Gates Foundation Grant funds received in advance, which may be used only for the funded project, may need to be refunded if not used, and are not available for general corporate purposes.

Net cash used in operating activities averaged approximately $0.59 million per month for the nine months ended September 30, 2026. This amount includes costs of the Gates Foundation-funded program, which are paid from restricted cash. We expect our cash usage to continue at a similar level, and it may vary from quarter to quarter depending on the timing of research and development activities, grant funding and commercial activities. Based on this rate of cash use, our unrestricted cash, cash equivalents and investment securities of $4.57 million, which are also needed to pay $0.36 million of unpaid offering costs, are expected to fund our operations for approximately seven months, which is less than twelve months from the date of this Quarterly Report. Our material cash requirements include interest on the Convertible Notes of approximately $407,200 per year, payable quarterly in cash, the $5.09 million principal amount of the Convertible Notes due December 31, 2027, and amounts due under our contract research and development agreements.

Our ability to raise additional capital is currently limited due to various factors, including contractual restrictions and regulatory limitations. For more information, see Note 1 and “We may need substantial additional capital in the future to fund our business, and certain equity issuances may cause significant dilution to our stockholders or present conflicts of interest” in “Part II, Item 1A. Risk Factors.” In addition, on September 25, 2026, we received written notices from Nasdaq that the bid price of our common stock had closed below $1.00 for 30 consecutive business days (Listing Rule 5550(a)(2)) and that the market value of our listed securities had been below $35 million for 30 consecutive business days (Listing Rule 5550(b)(2)), and we do not currently meet the stockholders’ equity requirement of Listing Rule 5550(b)(1). We have until March 24, 2027 to regain compliance with the first two requirements. A delisting of our common stock would adversely affect our ability to raise capital. For more information, see “If we fail to comply with listing standards of Nasdaq, our common stock may be delisted, adversely affecting the liquidity and market price of our common stock, as well as our ability to obtain sufficient additional capital to continue funding our operations” in “Part II, Item 1A. Risk Factors.”

Net cash used in operating activities for the nine months ended September 30, 2026 was $5.3 million, which was principally attributable to a net loss of $5.4 million (including a non-cash gain of $0.9 million from the change in fair value of the warrant liability, net of $0.4 million of issuance costs allocated to the warrant liability), adjusted for share-based compensation expense of $0.4 million, an increase in accounts payable of $0.6 million and an increase in accrued expenses of $0.3 million, partially offset by an increase in accounts receivable of $0.4 million.

Net cash used in operating activities for the nine months ended September 30, 2025 was $3.9 million, which was principally attributable to a net loss of $5.8 million, partially offset by changes in operating assets and liabilities of $1.1 million and share-based compensation expenses of $0.7 million.

Net cash provided by investing activities for the nine months ended September 30, 2026 was $2.1 million, compared to net cash used in investing activities of $0.4 million for the nine months ended September 30, 2025. The $2.4 million change was attributable to a $3.8 million reduction in purchases of held-to-maturity investment securities, partially offset by a $1.3 million decrease in proceeds from maturities of investment securities.

Net cash provided by financing activities for the nine months ended September 30, 2026 was $2.7 million, consisting of $2.6 million of net proceeds received at the August 14, 2026 closing of the 2026 Offering, and $0.1 million from the disgorgement to the Company of short-swing profits under Section 16(b) of the Exchange Act, net of costs. Offering costs of $0.36 million that were unpaid as of September 30, 2026 will be presented as financing outflows when paid. Net cash provided by financing activities for the nine months ended September 30, 2025 was $5.0 million, primarily consisting of the net proceeds from the August 2025 underwritten public offering.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Common Warrants are classified as a liability, so changes in their fair value may materially affect our reported results.

On August 14, 2026, we sold 3,625,000 shares of common stock in a registered direct offering and, concurrently, Common Warrants to purchase 3,625,000 shares of common stock at an exercise price of $0.84 per share. The shares and the shares issuable upon exercise of the Common Warrants, which we registered for resale on a Form S-1 declared effective on September 18, 2026, increase the number of shares outstanding and could depress the market price of our common stock. Exercise of the Common Warrants would result in further dilution. We classify the Common Warrants issued in our 2026 Offering as a liability measured at fair value on a recurring basis using significant unobservable inputs, principally expected volatility, and we remeasure them at each reporting date. As a result, changes in our share price and in the assumptions used in the valuation will affect our results of operations, and the gain of $934,229 recognized for the three months ended September 30, 2026 following the decline in our share price could reverse if our share price increases. The Common Warrants also permit the holder, upon a change in control or similar fundamental transaction, to require us to purchase the warrant for cash equal to its Black-Scholes Value calculated using a volatility of not less than 100%, which could require a cash payment that exceeds the carrying value of the liability. See Notes 1 and 7 to the Consolidated Financial Statements.

We may need substantial additional capital in the future to fund our business, and certain equity issuances may cause significant dilution to our stockholders or present conflicts of interest.

Our future capital requirements may be substantial, particularly as we continue to further develop, engineer and optimize our microbial protein production platforms and other proprietary technologies, products and processes for licensing for research and development, and commercialization of potential animal and human pharmaceutical and other products. We currently have very little leverage, and if our capital resources are insufficient to meet our capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the development and commercialization of products, if any, resulting from our technologies. For example, in August 2025, we completed the 2025 Offering for net proceeds of $4.9 million, and in August 2026, a registered direct offering and concurrent the 2026 Offering for net proceeds of $2.3 million. However, there can be no assurances that additional funds will be available, and there are currently several restrictions on our ability to raise more capital. Under the securities purchase agreement for the 2026 Offering, we may not, without the investors’ consent or in the case of limited exceptions, file a registration statement relating to an offering of equity or otherwise offer or issue any equity of the Company or any securities convertible into or exercisable or exchangeable for equity of the Company, in each case, until December 17, 2026. Our shelf registration statement on Form S-3 expired on August 25, 2026, and so during the pendency of this contractual restriction, we cannot sell shares under our At-The-Market Equity Offering Program. After that date, if our public float remains below $75 million, we will face continued restrictions on capital-raising under the SEC’s “baby shelf rules,” which limit us to selling only one-third of our public float under a new shelf registration statement on Form S-3 in any 12-month period, or alternatively, selling our securities on the more administratively burdensome Form S-1. We may therefore be unable to raise capital when needed, on acceptable terms, or at all, and any capital we raise could be highly dilutive.

Additionally, financings may be dilutive to our stockholders. For instance, the exercise of our Common Warrants or conversion of our Convertible Notes that are currently outstanding would result in significant dilution. To the extent we raise additional capital through the issuance of equity or convertible debt securities in the future, there will be further dilution to investors, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. We may not be able to raise funds on terms that are favorable to us, if at all. If we raise capital through debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. Our ability to raise additional funds when needed and on acceptable terms will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. See, for example, “-Changes in global economic and financial markets may have a negative effect on our business” in “Part I, Item 1A. Risk Factors” of our Annual Report.

If we enter into capital-raising arrangements with related parties, the interests of our related parties may differ from those of other stockholders. For instance, as of September 30, 2026, $2,090,000 of the $5,090,000 principal amount of our Convertible Notes was held by family members and family trusts related to Mark Emalfarb, our President and Chief Executive Officer and a member of our Board of Directors. The Convertible Notes are secured and mature on December 31, 2027. These noteholders may have interests that differ from those of our other stockholders, including with respect to any modification, exchange, extension or repayment of the Convertible Notes, and decisions relating to the Convertible Notes may present conflicts of interest.

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

As discussed in Note 1 to the Consolidated Financial Statements and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of September 30, 2026, our management has concluded that there is substantial doubt about our ability to continue as a going concern. For more information regarding our management’s evaluation and mitigation plan, see Note 1 to the Consolidated Financial Statements. This mitigation could carry risks. Any capital raise could be highly dilutive to existing investors, we may not be able to raise funds on terms that are favorable to us, and there is no assurance we will remain listed on Nasdaq and maintain the access to liquidity needed to carry out a raise. While the Company has historically received significant grant funding, there is no guarantee its grant applications will be approved. There is also no assurance that Noteholders will agree to modify, exchange, or extend the maturity of their Convertible Notes. If we are unable to implement sufficient mitigation efforts, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition. If we become insolvent, investors in our securities may lose the entire value of their investment in our business.

If we fail to comply with listing standards of Nasdaq, our common stock may be delisted, adversely affecting the liquidity and market price of our common stock, as well as our ability to obtain sufficient additional capital to continue funding our operations.

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet to remain listed. As previously disclosed, we were previously not in compliance with various of these requirements, including the requirement that our common stock maintain a minimum bid price per share of $1.00 (such that the share price of the common stock close not below $1.00 for 30 consecutive business days) (the “Minimum Bid Price Rule”), and we did not meet any of the following conditions: $2.5 million in stockholders’ equity; $35 million in market value of listed securities; or $500,000 of net income from continuing operations (the “Continued Listing Standards”). On September 25, 2026, we received written notices from Nasdaq that we are again not in compliance with the Minimum Bid Price Rule and the $35 million market value of listed securities requirement, and we do not currently meet the $2.5 million stockholders’ equity requirement. We have until March 24, 2027 to regain compliance with the first two requirements. If we fail to regain or maintain compliance with the Minimum Bid Price Requirement, the Continued Listing Standards or any other requirement for continued listing on Nasdaq, our common stock could be delisted, subject to a possible appeal within Nasdaq. With respect to the Minimum Bid Price Rule, in May 2026, we received stockholder approval at our annual meeting for authorization for our Board to effect a reverse stock split on specific terms, and if we do not regain compliance with the rule, our Board may determine to effect the split as a possible way to cure the deficiency (to the extent deemed by the Board as in the best interests of us and our stockholders). In any event, if delisting of our common stock became final, it would then be traded in the over-the-counter market established for unlisted securities such as the OTCQX, the OTCQB, the OTCID Basic Market or the Pink Limited Market, but there can be no assurance that our common stock will be eligible for trading on any such alternative market. Additionally, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could be a reduction in our coverage by securities analysts, and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale. If we effected a reverse stock split, the liquidity of our common stock could be harmed, given the reduced number of shares of common stock that would be outstanding afterward, particularly if the share price does not increase as a result thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Other than the issuance of the Common Warrants reported on the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026, there were no unregistered sales of equity securities during the period covered by this Quarterly Report.

(c)	On August 14, 2026, concurrently with the registered direct offering described in Note 7 to the Consolidated Financial Statements, the Company issued and sold to an institutional investor, in a private placement, Common Warrants to purchase an aggregate of 3,625,000 shares of common stock at a purchase price of $0.005 per Common Warrant, for aggregate gross proceeds of $18,125. The Common Warrants have an exercise price of $0.84 per share and expire on September 18, 2031, five years after the Release Date (September 18, 2026, the effective date of the resale registration statement on Form S-1). The Common Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The purchaser was an accredited investor. The Common Warrants were sold concurrently with the shares in the registered direct offering, and no warrants were issued to the placement agent.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) For the quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Original No.	Date Filed	Filed Herewith
3.1	Restated Certificate of Incorporation dated November 1, 2004	10-12G	3.1	January 14, 2019
3.2	Fourth Amended and Restated Bylaws of Dyadic International, Inc., effective May 29, 2025	8-K	3.1	June 2, 2025
4.1	Form of Common Warrant	8-K	4.1	August 14, 2026
10.1	Form of Common Stock Purchase Agreement (2)	8-K	10.1	August 14, 2026
10.2	Form of Warrant Securities Purchase Agreement (2)	8-K	10.2	August 14, 2026
10.3	Form of Registration Rights Agreement	8-K	10.3	August 14, 2026
10.4	Placement Agent Agreement, dated August 13, 2026, by and between Dyadic International, Inc. and Aegis Capital Corp.	8-K	10.4	August 14, 2026
31.1	Certification of Principal Executive Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer of Dyadic Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer of Dyadic Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of Principal Financial Officer of Dyadic Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

(1) Furnished herewith.

(2) Certain schedules and other similar attachments to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2026	DYADIC INTERNATIONAL, INC.

	By:	/s/ Mark A. Emalfarb
Mark A. Emalfarb
Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	By:	/s/ Ping W. Rawson
Ping W. Rawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

